Form 10-Q
period 1994-12-18
PRICE ENTERPRISES INC
filed 1995-02-01
CIK 929647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 18, 1994


                         COMMISSION FILE NUMBER 0-20449


                             PRICE ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          33-0628740
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


                              4649 MORENA BOULEVARD
                          SAN DIEGO, CALIFORNIA  92117
                    (Address of principal executive offices)

                                 (619) 581-4530
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                        ---       ---

The registrant had 27,000,000 common shares, par value $.0001, outstanding at January 31, 1995.

                             PRICE ENTERPRISES, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                          PAGE

     Consolidated Balance Sheets.........................................3

     Consolidated Statements of Operations...............................4

     Consolidated Statements of Cash Flows...............................5

     Notes to Consolidated Financial Statements..........................6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS..............................11



                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.............................................14

ITEM 2 - CHANGES IN SECURITIES.........................................14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES...............................14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.......................................................14

ITEM 5 - OTHER INFORMATION.............................................14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................14
       Exhibit (15) - Independent Accountants' Review Report...........16
       Exhibit (27) - Financial Data Schedules.........................17


                                       (2)

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                                 PRICE ENTERPRISES, INC.

                               CONSOLIDATED BALANCE SHEETS
                           (in thousands except per share data)



                                                      December 18,    August 31,
                                                           1994          1994
                                                        (unaudited)     (Note)
ASSETS
Current assets:
  Cash and cash equivalents                              $ -          $    1,644
  Accounts receivable, net                                 17,948         20,873
  Inventory                                                 9,733          7,895
  Prepaid expenses                                            512            551
                                                        ---------      ---------
  Total current assets                                     28,193         30,963
                                                        ---------      ---------

Real estate assets:
  Land and land improvements                              256,371        258,545
  Building and improvements                               210,379        206,374
  Fixtures and equipment                                    8,813          4,375
  Construction in progress                                 14,770         11,421
                                                        ---------      ---------
                                                          490,333        480,715
Less accumulated depreciation                            (36,066)       (33,328)
                                                        ---------      ---------
                                                          454,267        447,387

Other assets:
  City notes receivable                                    31,791         32,023
  Atlas note receivable                                    41,000         41,000
  Deferred income taxes                                    23,282         23,282
  Deferred rents and leasing costs, net                     9,800          8,672
  Investment in Price Club Mexico joint                    69,984         67,226
    venture
                                                        ---------      ---------
                                                          175,857        172,203
                                                        ---------      ---------
Total assets                                             $658,317       $650,553
                                                        ---------      ---------
                                                        ---------      ---------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Bank checks outstanding, less cash on                $    1,542       $      -
   deposit
  Accounts payable and accrued expenses                    22,068         20,312
  Payable to PriceCostco, net                              18,371          6,797
  Other current liabilities                                 3,748          4,015
                                                        ---------      ---------
     Total current liabilities                             45,729         31,124

Minority interest of PriceCostco                           34,980         40,641

Stockholder's Equity:
  Preferred stock, $.0001 par value;                            -              -
   10,000,000 shares authorized, none issued
  Common stock, $.0001 par value; 60,000,000                    3              3
   shares authorized, 27,000,000 shares issued
  Accumulated foreign currency translation                (2,656)        (1,683)
  Retained earnings                                       580,261        580,468
                                                        ---------      ---------
                                                          577,608        578,788
                                                        ---------      ---------
     Total liabilities and stockholder's equity          $658,317       $650,553
                                                        ---------      ---------
                                                        ---------      ---------

Note: The balance sheet at August 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes


                                   (3)

                     PRICE ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF INCOME
    (Unaudited - amounts in thousands, except per share data)



                                                   16 weeks ended
                                               --------------------------
                                               December 18,  December 19,
                                                  1994          1993
                                               ------------  ------------

REVENUES
  Real estate rentals                             $11,771       $5,951
  Gains on sales of real estate, net                    -        4,227
  Merchandise sales                                29,908       17,107
  Other revenues                                      406            -
                                               ------------  ------------
      Total revenues                               42,085       27,285

OPERATING EXPENSES
  Real estate:
    Operating, maintenance and administrative       2,041          922
    Property taxes                                  2,094        1,202
    Depreciation                                    1,983        1,745
  Merchandising:
    Cost of sales                                  27,958       15,896
    Operating expenses                              5,612        1,694
  General and administrative                          971          493
                                               ------------  ------------
      Total operating expenses                     40,659       21,952
                                               ------------  ------------
Operating income                                    1,426        5,333

INTEREST AND OTHER
  Interest income, net                              1,462        1,215
  Equity in earnings of real estate joint               -          321
   venture
  Equity in earnings of Price Club Mexico             376          876
   joint venture
  Minority interest, net of tax                       750         (192)
                                               ------------  ------------
      Total interest and other                      2,588        2,220

Income before provision for income taxes            4,014        7,553
Provision for income taxes                          1,338        3,018
                                               ------------  ------------
Net income                                         $2,676       $4,535
                                               ------------  ------------
                                               ------------  ------------

Net income per share                             $  .10         $  .17
                                               ------------  ------------
                                               ------------  ------------

Average number of shares outstanding             27,000         27,000

                     See accompanying notes.

                                       (4)

                   PRICE ENTERPRISES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited - amounts in thousands)





                                                  16 Weeks Ended
                                             --------------------------
                                             December 18,  December 19,
                                                1994           1993
                                             ------------  ------------
OPERATING ACTIVITES
Net income                                        $2,676       $4,534
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                    2,823        1,841
  Gains on sale of real estate assets                 --       (4,227)
  Equity in earnings of Price Club Mexico           (376)        (876)
   joint venture
  Change in receivables and other assets           1,177      (25,584)
  Change in accounts payable and other            13,064       16,802
   liabilities
  Deferred rents and leasing costs                (1,128)        (233)
  Other                                             (406)         255
                                             ------------  ------------
    Net cash flows provided by (used in)
     operating activities                         17,830       (7,488)

INVESTING ACTIVITIES
Additions to real estate assets                   (9,913)     (69,669)
Proceeds from sale of real estate
 assets                                              210       21,053
Proceeds from real estate joint
 ventures                                             --          672
Investment in Price Club Mexico joint
 venture                                          (2,949)           --
Additions to notes receivable                         --       (43,193)
Payments of notes receivable                         181            --
                                             ------------  ------------
Net cash flows used in investing
 activities                                      (12,471)      (91,137)

FINANCING ACTIVITIES
Minority interest of PriceCostco                     219         4,710
Net investment by PriceCostco                         --        94,133
Equity adjustment arising from exchange
 agreement                                        (8,764)           --
                                             ------------  ------------
    Net cash flows provided by (used in)
     financing activities                         (8,545)       98,843
                                             ------------  ------------

    Net increase (decrease) in cash               (3,186)          218
CASH AND CASH EQUIVALENTS  AT BEGINNING
 OF YEAR                                           1,644         1,655
                                             ------------  ------------
CASH AND CASH EQUIVALENTS, LESS BANK
 CHECKS OUSTANDING AT END OF YEAR                $(1,542)       $1,873
                                             ------------  ------------
                                             ------------  ------------

                   SEE ACCOMPANYING NOTES.


                                      (5)

                             PRICE ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 18, 1994


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
Price Enterprises, Inc. (PEI or the Company) became a separate, publicly-traded company on December 21, 1994, following an exchange offer in which approximately
23.2 million shares of PriceCostco, Inc. were exchanged for shares of PEI.
Until that date, PEI was a wholly-owned subsidiary of PriceCostco. In accordance with the Agreement of Transfer and Plan of Exchange (exchange agreement), PriceCostco retained net current assets amounting to approximately $8.8 million. Accordingly, this amount is reflected as a reduction of retained earnings at the beginning of the 16 week period ending December 18, 1994.

Also in accordance with the exchange agreement, on January 23, 1995, PriceCostco notified PEI of its election to require the Company to purchase approximately
3.8 million shares for approximately $46 million in February 1995 in return for a promissory note due December 1996.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 16 weeks ended December 18, 1994 are not necessarily indicative of the results that may be expected for the year ended September 3, 1995. For further information, refer to the financial statements and footnotes thereto included in the PriceCostco/Price Enterprises Offering Circular/Prospectus dated November 21, 1994 as supplemented on December 7, 1994.

FISCAL YEAR
Price Enterprises, fiscal year is on a 52/53 week basis and ends on the Sunday nearest August 31. Fiscal quarters are as follows: first quarter - 16 weeks; second and third quarters - 12 weeks and fourth quarter - 12/13 weeks. With respect to the real estate segment, each quarter includes three calendar months of operating results. Fiscal 1995 is a 53 week year ending on September 3, 1995.

                                       (6)

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


REAL ESTATE ASSETS
Real estate assets are recorded at their carryover basis from PriceCostco.
Those values were at historical cost adjusted for recognition of impairment losses. Prior to the fourth quarter of fiscal 1994, impairment loss provisions were determined using undiscounted estimated future cash flows to calculate the assets' net realizable value. Beginning in the fourth quarter of fiscal 1994, Price Enterprises concluded that the net realizable value should be determined using discounted estimated cash flows. Accordingly, a provision for asset impairment of $90.2 million ($80.5 million relating to real estate) was recorded in the fourth quarter of fiscal 1994.

The exchange agreement, as amended, provided that in the event PriceCostco was unable to convey title to the Company of any transferred real estate assets by February 28, 1995, then the Company and PriceCostco would agree to either (i) a long term lease of such property for the annual rent of $1.00 per year or (ii) PriceCostco would convey to the Company other property satisfactory to the Company or (iii) if either of these alternatives deprive either party of the benefits of transferring ownership, then PriceCostco shall remit to the Company cash in the amount of the stated value of such property. Real estate assets that PriceCostco may be unable to legally convey to the Company by February 28, 1995 could be as much as $50 million. However the accompanying financial statements include all such properties as the Company has the rights and benefits of ownership of such assets.

Real estate assets are depreciated using the straight-line method over their estimated useful lives, which are as follows:

Land improvements                            15 - 25 years
Buildings and improvements                   10 - 25 years
Tenant improvements                  Term of related lease
Furniture, fixtures and equipment                  5 years

WAREHOUSE PROPERTIES
Four existing Price Club warehouses (the Warehouse Properties) which are adjacent to existing real estate properties have been leased back to PriceCostco effective August 29, 1994, at an initial annual rental of approximately
$8.6 million.

                                       (7)

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MERCHANDISE INVENTORIES
Merchandise inventories, which include merchandise for resale and display samples, are valued at the lower of cost (first-in, first-out) or market.

REAL ESTATE RENTALS AND DEFERRED RENTS
All leases are classified as operating leases. Rentals are recognized using the straight-line method over the terms of the leases. Deferred rents represent the excess of real estate rentals recognized on the straight-line basis over cash received under the applicable lease provisions. Common area maintenance fees are included in rental income.

DEFERRED LEASING COSTS
Costs incurred in connection with leasing are deferred and amortized using the straight-line method over the term of the related lease. Unamortized leasing costs are charged to expense upon early termination of the lease.

INCOME TAXES
Income taxes have been provided for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires accounting for income taxes based on the asset and liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting.

The operations of the Company for the periods presented have been or will be included in the consolidated tax returns of PriceCostco. Income taxes in the accompanying financial statements have been computed assuming that PEI was a stand-alone entity. However, for the period from August 29, 1994 through December 18, 1994, per agreement with PriceCostco, the Company is including the tax results of less than 80% owned subsidiaries.

NOTE 2 - RELATED PARTY TRANSACTIONS

Prior to fiscal 1995, PriceCostco provided services to PEI. Amounts allocated to PEI for general and administrative expenses were $492,000 for the first quarter of fiscal 1994, and these amounts were charged to PEI by specific identification or allocated based on total assets or sales revenues.

                                       (8)

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the first quarter of fiscal 1994, the Company sold a shopping center to The Price REIT for $21,700,000, recognizing a pre-tax gain of $4.2 million. The Price REIT performs certain property management services to the Company, at a rate which the Company believes approximates the fair value of such services.

The Company has entered into an agreement with K&F Development (K&F), an affiliate of The Price REIT, under which K&F will provide strategic and consulting services for the next two years and shall receive $500,000 annually for such services. In addition, K&F provides real estate development/construction services to the Company at a rate of 6% of aggregate costs. The Company believes that these fees approximate the fair value of such services.

NOTE 3 - NOTES RECEIVABLE

Notes receivable are recorded at their carryover basis from PriceCostco. They include amounts loaned to municipalities and agencies (City Notes) to facilitate real property acquisitions and improvements. The City Notes bear interest at rates which vary from 7% to 10%. Repayment of the majority of these notes is generally based on that municipality s allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note.

The Company holds a $41 million note payable by Atlas Hotels, Inc. (Atlas) which is collateralized by their hotel property in San Diego, California, and which matured on May 8, 1994. Although Atlas has not repaid the principal amount and is currently in violation of certain debt covenants, the Company has agreed to forbear its foreclosure rights pending the restructuring of the note obligations. The restructuring would require repayment within five years of all outstanding indebtedness, with interest accruing on the outstanding principal at 10% per annum. Interest would be payable monthly at a rate equal to the six month LIBOR rate plus 2.5% per annum (not to exceed 8% per annum through December 1, 1996), and the interest not yet payable would be added to the principal amount of the loan. In the event a restructuring of the note cannot be consummated, the Company has retained its foreclosure rights under the note.


                                       (9)

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 4 - COMMITMENTS AND CONTINGENCIES


On December 19, 1994 and January 4, 1995, complaints were filed in United States District Court, Western District of Washington (entitled SNYDER V PRICE/COSTCO, INC. ET. AL, CASE #C94-1874 AND BALSAM V PRICE/COSTCO, INC. ET. AL. Case #C95-0009, respectively) against several defendants including the Company and certain of its directors. Both complaints allege violation of certain state and federal laws arising from the exchange offer transaction. The Company believes that the suits (which are substantively identical) are without merit and will vigorously defend against the suits. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company s financial position or results of operations.

NOTE 5 - INTEREST IN MEXICAN JOINT VENTURE

On December 1, 1994, the Company and PriceCostco signed a non-binding expression of interest to sell to Controladora Comercial Mexicana, S.A. de C.V. (Comercial) their combined interest in Price Club Mexico for $95 million of which approximately $48.5 million would be allocated to the Company. On January 11, 1995, the parties announced a termination of those discussions due, in part, to the significant peso devaluation during December 1994. The Company and PriceCostco further disclosed that they have engaged in discussions regarding a possible purchase by PriceCostco of the Company's interest in Price Club Mexico, which would result in PriceCostco owning a 50% interest in Price Club Mexico. Discussions related to this proposed transaction continue; however, no definitive agreements have been executed. Should an agreement be reached with PriceCostco, the selling price by the Company would likely be significantly less than the $48.5 million price which had been proposed by Comercial in the December 1, 1994 non-binding expression of interest, in large part due to the peso devaluation since December 20, 1994.

                                      (10)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Price Enterprises operates in several different businesses. The discussion and analysis below describes the significant changes in real estate rental operations as well as gains on sale of real estate. Merchandising operations consists of the operations of two subsidiaries, Price Quest and Price Global Trading. Interest and other income represents the income from notes receivable, Price Club Mexico joint venture, certain real estate joint ventures, and PriceCostco's minority interest in the subsidiaries.

     The following discussion compares the results of operations for the first quarter fiscal 1995 ended December 18, 1994 to the first quarter fiscal 1994 ended December 19, 1993. In those instances throughout the following discussion where changes are attributed to more than one factor, such factors have been presented in descending order of importance. Amounts are in thousands, except percentages. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.


REAL ESTATE RENTAL OPERATIONS
- -----------------------------


                         Revenue   Percent    Operating                 Percent
                         Amount    Change      Income      Change        Change
                        -------    -------    ---------    ------       -------
1st Quarter - FY 1995   $11,771     98%       $ 5,653      $3,571         172%
1st Quarter - FY 1994     5,951     --          2,082          --          --

   The quarterly results reflect 3 calendar months of activity for the real estate segment. Operating income is defined as rental revenue less the related real estate expenses. In 1995, the increase in revenue and operating income was due to inclusion of the rents for the four Price Club properties whose leases began on August 29, 1994 and the increases in rental revenue from properties located in Westbury (NY), Bensalem (PA), and Seekonk (MA), somewhat offset by declines in revenues due to the sale in 1994 of the Glendale (AZ) property to The Price REIT.


GAINS ON SALE OF REAL ESTATE
- ----------------------------


                                Gains                            Percent
                                on Sale           Change         Change
                                -------           ------         -------
1st Quarter-FY 1995              -0-             ($4,227)        (100%)
1st Quarter-FY 1994             $4,227                --           --

     In 1994, gains on the sale of real estate related to the sale of one shopping center located in Glendale, Arizona, which was sold to The Price REIT.


MERCHANDISING OPERATIONS
- ------------------------


                        Sales     Percentage     Gross      % of     Percent
                        Amount    Change         Margin     Sales    Change
                        ------    ----------     -------    -----    --------
1st Quarter - FY 1995  $29,908        75%        $1,950      6.5%      61%
1st Quarter - FY 1994   17,107        --          1,211      7.1%      --

   Gross margin is defined as merchandise sales less the related merchandise costs. In 1995, the increase in sales is attributed to the expansion of Price Quest and Price Global Trading, and the decline in the gross margin percentage is due to greater growth of Price Global Trading sales whose margins are lower than those earned by the Price Quest businesses.

                                      (11)

MERCHANDISING OPERATING EXPENSES
- ---------------------------------


                                                             Percent
                               Amount         Change         Change
                               ------         ------         -------
1st Quarter - FY 1995         $ 5,612         $3,918          231%
1st Quarter - FY 1994           1,694             --           --

     In 1995, the increase in merchandising operating expenses was primarily due to the expansion of the Price Quest businesses and increased expenses of Price Global Trading.


GENERAL AND ADMINISTRATIVE EXPENSES
- -----------------------------------


                                                                  Percent
                                     Amount         Change         Change
                                    -------         ------        --------
1st Quarter - FY 1995               $   971          $478            97%
1st Quarter - FY 1994                   493            --            --

     PriceCostco historically provided services to Price Enterprises and charged these expenses to Price Enterprises by specific identification or by allocations based on total assets or sales revenues. In 1995, the increases in expenses reflect the continued growth of Price Enterprises and the incremental expenses associated with becoming a separate publicly-held company.



INTEREST INCOME (NET)
- ---------------------


                                                                Percent
                                   Amount         Change         Change
                                   ------         ------        --------
1st Quarter - FY 1995              $1,462         $ 24            20.3%
1st Quarter - FY 1994               1,215           --              --

     In 1995, the increase in interest income was due to higher interest on the notes receivable, offset by an increase in interest expense.


OTHER INCOME
- ------------


                                                                Percent
                                   Amount         Change         Change
                                   ------         ------        --------

1st Quarter - FY 1995              $1,126         $ 121           12.0%
1st Quarter - FY 1994               1,005            --             --

     In 1995, the increase in other income is due to the favorable impact of allocating increased losses of Price Quest to PriceCostco, offset by lower earnings from the Price Club Mexico and real estate joint ventures.



PROVISION FOR INCOME TAXES
- ---------------------------


                                                         Percent     Effective
                         Amount          Change          Change      Tax Rate
                         ------          ------          -------     ---------

1st Quarter - FY 1995    $1,338         ($1,680)           (56%)       41.0%
1st Quarter - FY 1994     3,018              --             --         39.0%

     In 1995, the income tax expense rate was fairly consistent with statutory tax rates after adjustment for certain tax benefits. The increase in tax rate relates to impact of lower earnings from the investment in Price Club Mexico which is recorded on an after-tax basis in other income.

                                      (12)

LIQUIDITY AND CAPITAL RESOURCES

     Price Enterprises expects to finance its business activities through several sources. The cash flow generated by its real estate activities, as well as cash flow that may ultimately be generated by the subsidiaries, is expected to be reinvested in either additional real estate development efforts or through capital contributions or loans to the subsidiaries or other business activities. In the immediate future, pursuant to an agreement, PriceCostco will provide an $85 million revolving facility credit (subject to reduction for proceeds of certain real property sales) to Price Enterprises as interim financing to satisfy any cash requirements during the six months ended June 21, 1995. Under such revolving credit facility, Price Enterprises will pay PriceCostco interest at a rate that approximates their commercial paper rate or the rate charged to PriceCostco pursuant to its credit facility. As of December 18, 1994, the outstanding borrowings were $5.9 million. In connection with the purchase of PriceCostco's remaining ownership of approximately 3.8 million shares of Price Enterprises, the Company will issue a promissory note of approximately $46 million due December 1996. In the future, to the extent that investment opportunities exceed available cash flow from operations, Price Enterprises will seek additional funds, as appropriate, through bank credit facilities, securitized debt and/or public equity offerings.

     Consistent with historical trends, operating income from real estate activities increases as properties are developed and declines as properties are sold. Price Enterprises' liquidity is primarily affected by the timing and magnitude of rental property acquisition, development and disposition.



INFLATION

     Because a substantial number of Price Enterprises' leases contain provisions for rent increases based on changes in various consumer price indices and additional rent if sales exceed certain base amounts, inflation is not expected to have a significant material impact on future net income or cash flow from developed and operating properties. In addition, substantially all leases are "triple net" whereby specified operating expenses and property taxes are passed through to the tenant.

     For undeveloped and under-developed properties, inflation could increase Price Enterprises' cost of carrying and developing the properties, however, inflation would likely increase the future sales value of the properties.



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS --

     On December 19, 1994 and January 4, 1995 complaints were filed in United States District Court, Western District of Washington (entitled SNYDER V PRICE/COSTCO, INC. ET. AL., CASE #C94-1874 AND BALSAM V PRICE/COSTCO, INC. ET. AL. CASE #C95-0009, RESPECTIVELY) against several defendants including the Company and certain of its directors. Both complaints allege violation of certain state and federal laws arising from the exchange offer transaction. The Company believes that the suits (which are substantively identical) are without merit and will vigorously defend against the suits. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

     The Company is a party to other routine litigation incident to its business and to which its property is subject. The Company's management does not believe that the ultimate resolution of any of these matters will have a material adverse impact on the financial position of the Company.


                                      (13)

                       ITEM 2.  CHANGES IN SECURITIES --

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES --

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

     None.

ITEM 5.  OTHER INFORMATION --

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K --

     (a) The following exhibits are included herein or incorporated by reference:
         (15) Independent Accountant's Review Report
         (27) Financial Data Schedules
     (b) No reports on Form 8-K were filed for the 16 weeks ended December 18, 1994.


                                      (14)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PRICE ENTERPRISES, INC.
                                           REGISTRANT


    Date: February 1, 1995                 /s/ Robert E. Price
                                           -------------------------------------
                                           Robert E. Price
                                           PRESIDENT & CHIEF EXECUTIVE OFFICER


    Date: February 1, 1995                 /s/ Daniel T. Carter
                                           -------------------------------------
                                           Daniel T. Carter
                                           EXECUTIVE VICE PRESIDENT, CHIEF
                                           FINANCIAL OFFICER


                                      (15)