Form 10-Q
period 1995-03-12
PRICE ENTERPRISES INC
filed 1995-04-26
CIK 929647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 12, 1995


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

The registrant had 23,224,028 common shares, par value $.0001, outstanding at April 25, 1995.

                             PRICE ENTERPRISES, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .3

     Consolidated Statements of Operations . . . . . . . . . . . . . . . . . .4

     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . .5

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . 11



                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 2 - CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . 15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 5 - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 15


                                       (2)

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                            PRICE ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                           MARCH 12,   AUGUST 31,
                                                                                             1995         1994
                                                                                          -----------  ----------
                                                                                          (UNAUDITED)    (NOTE)
Current assets:
  Cash and cash equivalents.............................................................   $   3,052   $    1,644
  Accounts receivable, net..............................................................       5,005       20,873
  Inventory.............................................................................       8,521        7,895
  Prepaid expenses......................................................................       1,227          551
                                                                                          -----------  ----------
    Total current assets................................................................      17,805       30,963
Real estate assets:
  Land and land improvements............................................................     253,436      258,545
  Building and improvements.............................................................     202,245      206,374
  Fixtures and equipment................................................................       9,720        4,375
  Construction in progress..............................................................      16,503       11,421
                                                                                          -----------  ----------
                                                                                             481,904      480,715
  Less accumulated depreciation.........................................................     (36,561)     (33,328)
                                                                                          -----------  ----------
                                                                                             445,343      447,387
Other assets:
  City notes receivable.................................................................      31,004       32,023
  Atlas and other notes receivable......................................................      42,901       41,000
  Deferred income taxes.................................................................      25,936       23,282
  Deferred rents and leasing costs, net.................................................      10,120        8,672
  Investment in Price Club Mexico joint venture.........................................      34,500       67,226
                                                                                          -----------  ----------
                                                                                             144,461      172,203
                                                                                          -----------  ----------
    Total assets........................................................................   $ 607,609   $  650,553
                                                                                          -----------  ----------
                                                                                          -----------  ----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.................................................   $  14,618   $   20,312
  Payable to PriceCostco, net...........................................................      10,768        6,797
  Other current liabilities.............................................................       4,031        4,015
                                                                                          -----------  ----------
    Total current liabilities...........................................................      29,417       31,124
Note payable to PriceCostco.............................................................      45,925       --
Minority interest of PriceCostco........................................................         375       40,641
Stockholders' Equity:
  Common stock..........................................................................           2            3
  Paid-in capital.......................................................................     575,515      580,468
  Retained earnings.....................................................................       2,300       --
  Accumulated foreign currency translation..............................................      --           (1,683)
  Treasury stock, at cost...............................................................     (45,925)      --
                                                                                          -----------  ----------
                                                                                             531,892      578,788
                                                                                          -----------  ----------
    Total liabilities and stockholders' equity..........................................   $ 607,609   $  650,553
                                                                                          -----------  ----------
                                                                                          -----------  ----------

Note: The balance sheet at August 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                            PRICE ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
           (UNAUDITED -- AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          SECOND QUARTER             YEAR-TO-DATE
                                                                            (12 WEEKS)                (28 WEEKS)
                                                                     ------------------------  ------------------------
                                                                      MARCH 12,    MARCH 13,    MARCH 12,    MARCH 13,
                                                                        1995         1994         1995         1994
                                                                     -----------  -----------  -----------  -----------
REVENUES
  Real estate rentals..............................................   $  13,617    $   8,135    $  25,388    $  14,086
  Gain (loss) on sale of real estate, net..........................        (181)        (297)        (181)       3,930
  Merchandise sales................................................      13,912       13,281       43,820       30,388
  Other revenues...................................................         (48)          56          358           56
                                                                     -----------  -----------  -----------  -----------
      Total revenues...............................................      27,300       21,175       69,385       48,460
OPERATING EXPENSES
  Real estate:
    Operating, maintenance and administrative......................       2,510        1,668        4,551        2,590
    Property taxes.................................................       2,595        1,202        4,689        2,404
    Depreciation...................................................       2,437        1,708        4,420        3,453
  Merchandising:
    Cost of sales..................................................      12,960       12,515       40,918       28,411
    Operating expenses.............................................       4,614        2,667       10,226        4,361
  General and administrative.......................................         992          369        1,963          862
                                                                     -----------  -----------  -----------  -----------
      Total operating expenses.....................................      26,108       20,129       66,767       42,081
                                                                     -----------  -----------  -----------  -----------
Operating income...................................................       1,192        1,046        2,618        6,379
INTEREST AND OTHER
  Interest income, net.............................................       1,356        1,287        2,818        2,502
  Equity in earnings of real estate joint ventures.................      --              279       --              600
  Equity in earnings (loss) of Price Club Mexico joint venture.....      (2,714)       1,453       (2,338)       2,329
  Loss on sale of investment in Price Club Mexico joint venture....      (2,800)      --           (2,800)      --
  Minority interest, net of tax....................................       2,935          219        3,685           27
                                                                     -----------  -----------  -----------  -----------
      Total interest and other.....................................      (1,223)       3,238        1,365        5,458
                                                                     -----------  -----------  -----------  -----------
Income (loss) before provision for income taxes....................         (31)       4,284        3,983       11,837
Provision for income taxes.........................................        (345)      (1,852)      (1,683)      (4,870)
                                                                     -----------  -----------  -----------  -----------
Net income (loss)..................................................   $    (376)   $   2,432    $   2,300    $   6,967
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------
Net income (loss) per share........................................   $    (.01)   $     .09    $     .09    $     .26
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------
Average number of shares outstanding...............................    25,427       27,000       26,326       27,000

SEE ACCOMPANYING NOTES.

                            PRICE ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED -- AMOUNTS IN THOUSANDS)

                                                                                                YEAR-TO-DATE
                                                                                                 (28 WEEKS)
                                                                                           ----------------------
                                                                                           MARCH 12,   MARCH 13,
                                                                                              1995        1994
                                                                                           ----------  ----------
OPERATING ACTIVITIES
Net income...............................................................................  $    2,300  $    6,967
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..........................................................       5,853       3,957
  Loss (gain) on sale of real estate assets..............................................         181      (3,930)
  Equity in losses (earnings) of Price Club Mexico joint venture.........................       2,338      (2,329)
  Loss on sale of Price Club Mexico joint venture (net)..................................       2,200      --
  Change in receivables and other assets.................................................     (32,831)     (4,869)
  Change in accounts payable and other liabilities.......................................      32,653       2,993
  Deferred rents and leasing costs.......................................................      (1,754)     (1,369)
  Other..................................................................................      --             251
                                                                                           ----------  ----------
    Net cash flows provided by operating activities......................................      10,940       1,671
INVESTING ACTIVITIES
Additions to real estate assets..........................................................     (12,932)    (58,115)
Proceeds from sale of real estate assets.................................................       5,758      28,517
Proceeds from real estate joint ventures.................................................      --             683
Investment in Price Club Mexico joint venture............................................      (3,883)    (25,000)
Additions to notes receivable............................................................      --         (41,249)
Payments of notes receivable.............................................................       3,473      --
                                                                                           ----------  ----------
    Net cash flows used in investing activities..........................................      (7,584)    (95,164)
FINANCING ACTIVITIES
Minority interest of PriceCostco.........................................................        (255)     13,433
Net investment by PriceCostco............................................................      --          79,661
Decrease in equity resulting from cash not transferred in spin-off transaction...........      (1,693)     --
                                                                                           ----------  ----------
      Net cash flows provided by (used in) financing activities..........................      (1,948)     93,094
                                                                                           ----------  ----------
      Net increase (decrease) in cash....................................................       1,408        (399)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................................       1,644       1,655
                                                                                           ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................................  $    3,052  $    1,256
                                                                                           ----------  ----------
                                                                                           ----------  ----------
SUPPLEMENTAL DISCLOSURE:
Treasury stock acquired for note payable.................................................  $   45,925

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                 March 12, 1995


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
Price Enterprises, Inc. (PEI or the Company) became a separate, publicly-traded company on December 21, 1994, following an exchange offer in which approximately
23.2 million shares of PriceCostco, Inc. were exchanged for shares of PEI.
Until that date, PEI was a wholly-owned subsidiary of PriceCostco. The accompanying financial statements have been restated to reflect common stock at par value and the remaining equity as paid-in capital, effective August 31, 1994. In accordance with the Agreement of Transfer and Plan of Exchange (exchange agreement), PriceCostco retained net current assets of PEI and its subsidiaries amounting to approximately $11 million before allocations to PriceCostco's minority interest. Accordingly, the net amount is reflected as a reduction of paid-in capital at the beginning of the 1995 fiscal year.

Also in accordance with the exchange agreement, on February 6, 1995, the Company purchased approximately 3.8 million shares for $45.9 million in return for a promissory note due December 1996. As mentioned in the subsequent event footnote, $30.5 million of proceeds from the sale of PEI's interest in Price Club Mexico has been applied against the outstanding balance of this note payable.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 28 weeks ended March 12, 1995 are not necessarily indicative of the results that may be expected for the year ended September 3, 1995. For further information, refer to the financial statements and footnotes thereto included in the PriceCostco/Price Enterprises Offering Circular/Prospectus dated November 21, 1994 as supplemented on December 7, 1994.

FISCAL YEAR
Price Enterprises' fiscal year is on a 52/53 week basis and ends on the Sunday nearest August 31. Fiscal quarters are as follows: first quarter - 16 weeks; second and third quarters - 12 weeks and fourth quarter - 12/13 weeks. With respect to the real estate segment, each quarter includes three calendar months of operating results. Fiscal 1995 is a 53 week year ending on September 3, 1995.


                                       (6)

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


REAL ESTATE ASSETS
Real estate assets are recorded at their carryover basis from PriceCostco. Those values were at historical cost adjusted for recognition of impairment losses. Prior to the fourth quarter of fiscal 1994, impairment loss provisions were determined using undiscounted estimated future cash flows to calculate the assets' net realizable value. Beginning in the fourth quarter of fiscal 1994, Price Enterprises concluded that the net realizable value should be determined using discounted estimated cash flows. Accordingly, a provision for asset impairment of $90.2 million was recorded in the fourth quarter of fiscal 1994.

The exchange agreement, as amended, provided that in the event PriceCostco was unable to convey title to the Company of any transferred real estate assets by February 28, 1995, then the Company and PriceCostco would agree to either (i) a long term lease of such property for the annual rent of $1.00 per year or (ii) PriceCostco would convey to the Company other property satisfactory to the Company or (iii) if either of these alternatives deprive either party of the benefits of transferring ownership, then PriceCostco shall remit to the Company cash in the amount of the stated value of such property. Real estate assets that PriceCostco has been unable to, or does not expect to, legally convey to the Company is expected to be less than $10 million. However the accompanying financial statements include all such properties as the Company has the rights and benefits of ownership of such assets.

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

The operations of the Company for the first quarter ended December 18, 1994 were included in the consolidated tax returns of PriceCostco. Income taxes in the accompanying financial statements have been computed assuming that PEI was a stand-alone entity. However, for the period from August 29, 1994 through December 18, 1994, per agreement with PriceCostco, the Company is including the tax results of less than 80% owned subsidiaries.

NOTE 2 - RELATED PARTY TRANSACTIONS

Prior to fiscal 1995, PriceCostco provided services to PEI. Amounts allocated to PEI for general and administrative expenses were $369,000 for the second quarter of fiscal 1994, and $861,000 for the 28 weeks ended March 13, 1994. These amounts were charged to PEI by specific identification or allocated based on total assets or sales revenues.

During the first quarter of fiscal 1994, the Company sold a shopping center to The Price REIT for $21.7 million, recognizing a pre-tax gain of $4.2 million. The Price REIT performs certain property management services to the Company, at a rate which the Company believes approximates the fair value of such services.


                                       (8)

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has entered into an agreement with K&F Development (K&F), an affiliate of The Price REIT, under which K&F will provide strategic and consulting services for the next two years and shall receive $500,000 annually for such services. The Company intends to terminate this arrangement at the end of fiscal 1995. In addition, K&F provides real estate development/construction services to the Company at a rate of 6% of aggregate costs. The Company believes that these fees approximate the fair value of such services.

NOTE 3 - NOTES RECEIVABLE

Notes receivable are recorded at their carryover basis from PriceCostco. They include amounts loaned to municipalities and agencies (City Notes) to facilitate real property acquisitions and improvements. The City Notes bear interest at rates which vary from 7% to 10%. Repayment of the majority of these notes is generally based on that municipality's allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note.

The Company holds a note receivable from Atlas Hotels, Inc. (Atlas) which is collateralized by their hotel property in San Diego, California. On April 3, 1995 the debt obligation was restructured and now requires repayment within five years of all outstanding indebtedness, with interest accruing on the outstanding principal at 10% per annum. Interest is payable monthly at a rate equal to the six month LIBOR rate plus 2.5% per annum (not to exceed 8% per annum through December 1, 1996), and the interest not yet payable is added to the principal amount of the loan.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On December 19, 1994 and January 4, 1995, complaints were filed in United States District Court, Western District of Washington (entitled SNYDER V PRICE/COSTCO, INC. ET. AL, Case #C94-1874 and BALSAM V PRICE/COSTCO, INC. ET. AL. Case #C95-0009, respectively) against several defendants including the Company and certain of its directors. The two suits have been consolidated for all purposes, and a First Amended Complaint has been filed. The First Amended Complaint alleges violation of certain laws and asserts certain related claims, arising from the exchange offer transaction. The Company believes that the suit is without merit and will vigorously defend against the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.


                                       (9)

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 5 - SUBSEQUENT EVENT

As of April 20, 1995, the Company has completed the sale of its 51% interest in Mexico Clubs, L.L.C. ("Mexico Clubs") to Price/Costco, Inc. ("PriceCostco") as previously announced. PriceCostco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, now each own a 50% interest in Price Club Mexico.

The Company recognized a pre-tax loss of $2.8 million ($2.2 million after-tax or $0.09 per share) during the second quarter of fiscal 1995 as a result of the sale of its interest in Mexico Clubs, which includes a provision for its share of estimated operating losses through the transaction closing date (April 20, 1995).

The balance sheet presented as of March 12, 1995 reflects a net investment in Mexico Clubs of $34.5 million. This amount represents the net proceeds to be received upon the closing date net of the $2.8 million loss recorded on the sale. Subsequent to March 12, 1995, the note payable to PriceCostco has been reduced by $30.5 million and $4 million has been transferred to the Company from Price Club Mexico.

NOTE 6 - LIQUIDITY AND CAPITAL RESOURCES

Pursuant to an agreement, PriceCostco has provided an $85 million revolving credit facility (subject to reduction for proceeds of certain real property sales) to Price Enterprises as interim financing to satisfy any cash requirements during the six months ended June 21, 1995. Under such revolving credit facility, Price Enterprises will pay PriceCostco interest at a rate that approximates their commercial paper rate or the rate charged to PriceCostco pursuant to its credit facility. As of March 12, 1995, the outstanding borrowings were $0.3 million. The Company has recently received a commitment letter from a commercial bank for an unsecured revolving credit facility of $25 million that will have a two year term. Execution of the required agreements is expected to occur prior to the June 21 expiration date of the PriceCostco facility.



                                      (10)

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Price Enterprises operates in several different businesses. The discussion and analysis below describes the significant changes in real estate rental operations as well as gains and losses on sale of real estate. Merchandising operations consists of the operations of Price Quest, Price Global Trading and Price Ventures. Interest and other income represents the income from notes receivable, Price Club Mexico joint venture, certain real estate joint ventures, and PriceCostco's minority interest in the subsidiaries.

    The following discussion compares the results of operations for the second quarter and year-to-date periods of fiscal 1995 ended March 12, 1995 to the second quarter and year-to-date periods of fiscal 1994 ended March 13, 1994. In those instances throughout the following discussion where changes are attributed to more than one factor, such factors have been presented in descending order of importance. Amounts are in thousands, except percentages. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                                REVENUE     PERCENT     OPERATING               PERCENT
REAL ESTATE RENTAL OPERATIONS                                   AMOUNT       CHANGE      INCOME     CHANGE       CHANGE
- -------------------------------------------------------------  ---------  ------------  ---------  ---------  ------------
2nd Quarter -- FY 1995.......................................  $  13,617          67%   $   6,075  $   2,518          71%
2nd Quarter -- FY 1994.......................................      8,135       --           3,557     --           --
Year-to-date -- FY 1995......................................  $  25,388          80%   $  11,728  $   6,089         108%
Year-to-date -- FY 1994......................................     14,086       --           5,639     --           --

    Each fiscal quarter reflects 3 calendar months of activity for the real estate segment. Operating income is defined as rental revenue, including common area expense reimbursements, less the related real estate expenses, including unreimbursable expenses for unimproved land and certain developed properties with vacant space and depreciation.

    During the 2nd quarter and the 6-month year-to-date periods, the increase in revenue and operating income was due primarily to the inclusion of the four Price Club properties whose leases began on August 29, 1994, and the inclusion of rentals from properties located in Pentagon (VA), Westbury (NY), Bensalem
(PA), and Seekonk (MA), offset by declines in rental income due to the sale in 1994 of the Glendale (AZ) property to The Price REIT. Property taxes increased at a greater rate than the increase in rental revenues primarily due to the acquisitions mentioned above and the contribution of non-income producing properties by PriceCostco during the second half of fiscal 1994. Property taxes have been incurred during the first half of fiscal 1995 for these properties for which no comparable expense was recorded during the first half of fiscal 1994.

                                                                                     GAINS                 PERCENT
GAINS (LOSSES) ON SALE OF REAL ESTATE                                               ON SALE    CHANGE       CHANGE
- ---------------------------------------------------------------------------------  ---------  ---------  ------------
2nd Quarter -- FY 1995...........................................................  $    (181) $     116          39%
2nd Quarter -- FY 1994...........................................................       (297)    --           --
Year-to-date -- FY 1995..........................................................  $    (181) $  (4,111)       -105%
Year-to-date -- FY 1994..........................................................      3,930     --           --

    During the 2nd quarter of fiscal 1995, the loss relates to the sale of property located in Phoenix (AZ). The year-to-date comparison reflects the sale of the Glendale (AZ) shopping center to The Price REIT during the 1st quarter of fiscal 1994.

                                                                     SALES      PERCENT       GROSS       % OF        PERCENT
MERCHANDISING OPERATIONS                                            AMOUNT       CHANGE      MARGIN       SALES        CHANGE
- -----------------------------------------------------------------  ---------  ------------  ---------  -----------  ------------
2nd Quarter -- FY 1995...........................................  $  13,912         4.8%   $     952        6.8%           24%
2nd Quarter -- FY 1994...........................................     13,281       --             766        5.8%        --
Year-to-date -- FY 1995..........................................  $  43,820          44%   $   2,902        6.6%           47%
Year-to-date -- FY 1994..........................................     30,388       --           1,977        6.5%        --

    Merchandise sales includes Price Quest and international trading businesses. Gross margin is defined as merchandise sales less the related merchandise costs.

    During the 12-week period of the 2nd quarter, the increase in merchandising sales was due to expansion of the Price Quest kiosk program from 23 to 40 locations over the past year, which resulted in an increase in sales for the program of $2.2 million to $6.1 million in fiscal 1995 from $3.9 million in fiscal 1994. This increase more than offset a 17% decline in sales from the international trading activities which were significantly impacted by reduced sales to customers in Mexico and Hong Kong. The Company expects a continuation of reduced sales to these customers for some time; therefore, future results of the international trading activities will most likely reflect unfavorable comparisons to the fiscal 1994 sales levels. The merchandise gross margins benefited from the shift in sales from the lower margin trading activities to the relatively higher margins obtained with the Quest business.

    During the 28-week year-to-date period of fiscal 1995, the increase in merchandising sales was due to expansion of the Price Quest kiosk business, which resulted in an increase in sales for the program of $7.5 million to $18.2 million in fiscal 1995 from $10.7 million in fiscal 1994. The international trading business sales increased 30% primarily due to higher demand for products during the 1st quarter of fiscal 1995 from its Hong Kong customer.

                                                                                                             PERCENT
MERCHANDISING OPERATING EXPENSES                                                      AMOUNT     CHANGE       CHANGE
- -----------------------------------------------------------------------------------  ---------  ---------  ------------
2nd Quarter -- FY 1995.............................................................  $   4,614  $   1,947          73%
2nd Quarter -- FY 1994.............................................................      2,667     --           --
Year-to-date -- FY 1995............................................................  $  10,226  $   5,865         134%
Year-to-date -- FY 1994............................................................      4,361     --           --

    During the 2nd quarter and the year-to-date periods, the increases in merchandising operating expenses were primarily due to the expansion of the Price Quest businesses and increased expenses of the international activities of Price Global Trading. In addition, Price Ventures has recently begun to develop certain international merchandising businesses. These activities have resulted in the recognition of additional operating expenses beginning with the 2nd quarter of fiscal 1995.

                                                                                                              PERCENT
GENERAL AND ADMINISTRATIVE EXPENSES                                                    AMOUNT     CHANGE       CHANGE
- ------------------------------------------------------------------------------------  ---------  ---------  ------------
2nd Quarter -- FY 1995..............................................................  $     992  $     623         169%
2nd Quarter -- FY 1994..............................................................        369     --           --
Year-to-date -- FY 1995.............................................................  $   1,963  $   1,101         128%
Year-to-date -- FY 1994.............................................................        862     --           --

    PriceCostco historically provided services to Price Enterprises and charged these expenses to Price Enterprises by specific identification or by allocations based on total assets or sales revenues. During the 2nd quarter and the year-to-date periods, the increases in expenses reflect the continued growth of the Company and the incremental expenses associated with becoming a separate publicly held company. In addition, during the 2nd quarter, an accrual was made for certain employee incentive benefit programs for which no similar accrual had been included in the 1st quarter of fiscal 1995.

                                                                                                                 PERCENT
INTEREST INCOME (NET)                                                                   AMOUNT      CHANGE       CHANGE
- -------------------------------------------------------------------------------------  ---------  -----------  -----------
2nd Quarter -- FY 1995...............................................................  $   1,356   $      69         5.4%
2nd Quarter -- FY 1994...............................................................      1,287      --           --
Year-to-date -- FY 1995..............................................................  $   2,818   $     316        12.6%
Year-to-date -- FY 1994..............................................................      2,502      --           --

    During the 2nd quarter and the year-to-date periods, the increases in interest income were due to higher interest on the notes receivable, offset by interest payable to PriceCostco for advances against the $85 million revolving credit facility and for the $45.9 million note payable associated with the 3.8 million share stock repurchase during the 2nd quarter of fiscal 1995.

                                                            PC MEXICO                TOTAL
                                                             RELATED      OTHER      OTHER                 PERCENT
OTHER INCOME                                                 INCOME      INCOME     INCOME     CHANGE      CHANGE
- ---------------------------------------------------------  -----------  ---------  ---------  ---------  -----------
2nd Quarter -- FY 1995...................................   $  (4,183)  $   1,604  $  (2,579) $  (4,530)      -232%
2nd Quarter -- FY 1994...................................         778       1,173      1,951     --          --
Year-to-date -- FY 1995..................................   $  (3,955)  $   2,502  $  (1,453) $  (4,409)      -149%
Year-to-date -- FY 1994..................................       1,299       1,657      2,956     --          --

    During the 2nd quarter and the year-to-date periods, the decrease in other income was directly caused by reduced profitability of Price Club Mexico (PCM) and the $2.8 million estimated loss on the sale of the Company's interest in PCM. Offsetting this factor was the favorable impact of allocating increased losses of Price Quest to PriceCostco's minority interest in that business.

                                                                                                               EFFECTIVE
                                                                                                  PERCENT      TAX RATE
PROVISION FOR INCOME TAXES                                                 AMOUNT     CHANGE      CHANGE        (NOTE)
- ------------------------------------------------------------------------  ---------  ---------  -----------  -------------
2nd Quarter -- FY 1995..................................................  $     345  $  (1,507)       -81%        --
2nd Quarter -- FY 1994..................................................      1,852     --          --               46%
Year-to-date -- FY 1995.................................................  $   1,683  $  (3,187)       -65%           74%
Year-to-date -- FY 1994.................................................      4,870     --          --               41%

Note -- The effective tax rate represents the provision for income taxes divided by pre-tax earnings (before minority interest), excluding the $2.8 million pre-tax loss from selling the PCM investment and the related $0.6 million income tax benefit.

    During the 2nd quarter and the year-to-date periods, the provision for income taxes was significantly impacted by selling the PCM investment. Earnings from the joint venture increased the investment's book value; however, those earnings did not change the investment's tax basis. Sale of the investment is expected to result in a book loss that is significantly higher than the tax loss, a difference for which no deferred tax liability has been previously established. For book purposes, the effective tax benefit associated with the $2.8 million pre-tax loss was only $0.6 million, or 21% of the loss.

    In 1995, the effective tax rate for the 2nd quarter was higher than the rate used for the 1st quarter in order to bring the year-to-date expense to 74% (excluding the impact of the sale of the PCM investment) of pre-tax earnings. This projected tax rate of 74% exceeds the statutory tax rate of approximately 41% due to the non-deductibility of losses from Price Quest, Price Global
Trading and PCM's joint venture in Mexico when computing PEI's income tax provision. In 1994, the effective tax rate was likewise impacted by these factors; however, the non-deductible losses were significantly smaller in 1994 and PCM was generating income during 1994 for which no additional tax provision was required.

                                                                                                             PERCENT
NET INCOME PER SHARE                                                                  AMOUNT     CHANGE      CHANGE
- -----------------------------------------------------------------------------------  ---------  ---------  -----------
2nd Quarter -- FY 1995.............................................................  $   (0.01) $   (0.10)      -111%
2nd Quarter -- FY 1994.............................................................       0.09     --          --
Year-to-date -- FY 1995............................................................  $    0.09  $   (0.17)       -65%
Year-to-date -- FY 1994............................................................       0.26     --          --

    During the 2nd quarter and the year-to-date periods, the decrease in net income per share was due primarily to the reduced profitability of PCM and the $2.8 million estimated loss on the sale of the Company's interest in PCM ($0.17 for the quarter and $0.18 for year-to-date). In addition, gains on the sales of real estate provided $0.09 per share of income in 1994 for which no comparable income has been provided in fiscal 1995.

    In 1995, the number of shares used in the calculation takes into account the repurchase of 3.8 million shares of common stock as of February 6, 1995. Shares used in the calculation for the 2nd quarter of fiscal 1995 were 25.4 million, and the year-to-date calculation reflected 26.3 million shares.

LIQUIDITY AND CAPITAL RESOURCES

    Price Enterprises expects to finance its business activities through several sources. The cash flow generated by its real estate activities, as well as cash flow that may ultimately be generated by the subsidiaries, is expected to be reinvested in either additional real estate development efforts or through capital contributions or loans to the subsidiaries or other business activities. In the immediate future, pursuant to an agreement, PriceCostco will provide an $85 million revolving credit facility (subject to reduction for proceeds of certain real property sales) to Price Enterprises as interim financing to satisfy any cash requirements during the six months ended June 21, 1995. Under such revolving credit facility, Price Enterprises will pay PriceCostco interest at a rate that approximates their commercial paper rate or the rate charged to PriceCostco pursuant to its credit facility. As of March 12, 1995, the outstanding borrowings were $0.3 million. The Company has recently received a commitment letter from a commercial bank for an unsecured revolving credit facility of $25 million that will have a two year term. Execution of the required agreements is expected to occur prior to the June 21 expiration date of the PriceCostco facility.

    In connection with the purchase of PriceCostco's remaining ownership of approximately 3.8 million shares of Price Enterprises, the Company issued a promissory note for approximately $46 million due December 1996, which was subsequently reduced by $30.5 million as a result of selling the

Company's investment in Price Club Mexico. In the future, to the extent that investment opportunities exceed available cash flow from operations, Price Enterprises will seek additional funds, as appropriate, through bank credit facilities, securitized debt and/or public equity offerings.

    Consistent with historical trends, operating income from real estate activities increases as properties are developed and declines as properties are sold. Price Enterprises' liquidity is primarily affected by the timing and magnitude of rental property acquisition, development and disposition.

INFLATION

    Because a substantial number of Price Enterprises' leases contain provisions for rent increases based on changes in various consumer price indices and additional rent if sales exceed certain base amounts, inflation is not expected to have a significant material impact on future net income or cash flow from developed and operating properties. In addition, substantially all leases are 'triple net' whereby specified operating expenses and property taxes are passed through to the tenant.

    For undeveloped and under-developed properties, inflation could increase Price Enterprises' cost of carrying and developing the properties; however, inflation would likely increase the future sales value of the properties.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS --


On December 19, 1994 and January 4, 1995 complaints were filed in United States District Court, Western District of Washington (entitled SNYDER V PRICE/COSTCO, INC. ET. AL., Case #C94-1874 and BALSAM V PRICE/COSTCO, INC. ET. AL. Case #C95-0009, respectively) against several defendants including the Company and certain of its directors. The two suits have been consolidated for all purposes, and a First Amended Complaint has been filed. The First Amended Complaint alleges violation of certain laws and asserts certain related claims, arising from the exchange offer transaction. The Company believes that the suit is without merit and will vigorously defend against the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

   The Company is a party to other routine litigation incident to its business and to which its property is subject. The Company's management does not believe that the ultimate resolution of any of these matters will have a material adverse impact on the financial position of the Company.



ITEM 2.  CHANGES IN SECURITIES ---

   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ---

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ---

   None.

ITEM 5.  OTHER INFORMATION ---

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ---

   (a) The following exhibits are included herein or incorporated by reference:
       (15) Independent Accountant's Review Report
       (27) Financial Data Schedules
   (b) The Company filed a report on Form 8-K on January 24, 1995.
       1. The announcement that the Board of Directors of the Company approved the change of principal independent accountant to Ernst & Young LLP from Arthur Andersen LLP.


                                      (15)

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRICE ENTERPRISES, INC.
                                        REGISTRANT


     Date: April 25, 1995               /s/ Robert E. Price
                                        -------------------
                                        Robert E. Price
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER


     Date: April 25, 1995               /s/ Daniel T. Carter
                                        --------------------
                                        Daniel T. Carter
                                        EXECUTIVE VICE PRESIDENT,
                                        CHIEF FINANCIAL OFFICER


                                      (16)

              Exhibit 15 -- Independent Accountants' Review Report


Board of Directors
Price Enterprises, Inc.


We have reviewed the accompanying consolidated balance sheet of Price Enterprises, Inc., as of March 12, 1995 and the related consolidated statements of income for the twelve and twenty-eight week periods ended March 12, 1995 and March 13, 1994, and the consolidated statements of cash flows for the twenty-eight week periods ended March 12, 1995 and March 13, 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP
April 5, 1995, except for the first
paragraph of Note 5, as to which
the date is April 20, 1995


                                      (17)