Form 10-Q
period 1995-06-04
PRICE ENTERPRISES INC
filed 1995-07-18
CIK 929647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 4, 1995


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

The registrant had 23,224,028 common shares, par value $.0001, outstanding at July 17, 1995.

                             PRICE ENTERPRISES, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                               PAGE

       Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . .  3

       Consolidated Statements of Income . . . . . . . . . . . . . . . . . .  4

       Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .  5

       Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  6

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . 15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 5 - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 15

PART I- FINANCIAL INFORMATION
ITEM I -FINANCIAL STATEMENTS

                             PRICE ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         June 4,     August 31,
                                                          1995          1994
                                                       -----------   ----------
ASSETS                                                 (unaudited)     (Note)
Current assets:
  Cash and cash equivalents                             $   1,743     $   1,644
  Accounts receivable, net                                  6,416        20,873
  Inventory                                                 8,396         7,895
  Prepaid expenses                                            208           551
                                                        ---------     ---------
       Total current assets                                16,763        30,963

Real estate assets:
  Land and land improvements                              249,694       258,545
  Building and improvements                               218,874       206,374
  Fixtures and equipment                                   10,567         4,375
  Construction in progress                                  5,095        11,421
                                                        ---------     ---------
                                                          484,230       480,715
  Less accumulated depreciation                           (39,957)      (33,328)
                                                        ---------     ---------
                                                          444,273       447,387
Other assets:
  City notes receivable                                    30,024        32,023
  Atlas and other notes receivable                         43,089        41,000
  Deferred income taxes                                    25,936        23,282
  Deferred rents and leasing costs, net                    10,863         8,672
  Investment in Price Club Mexico joint venture               ---        67,226
                                                        ---------     ---------
                                                          109,912       172,203
                                                        ---------     ---------
            Total assets                                $ 570,948     $ 650,553
                                                        ---------     ---------
                                                        ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                 $  12,113     $  20,312
  Payable to PriceCostco, net                               1,703         6,797
  Other current liabilities                                 3,568         4,015
                                                        ---------     ---------
       Total current liabilities                           17,384        31,124

Note payable to PriceCostco                                15,425           ---
Minority interest of PriceCostco                            5,625        40,641

Stockholders' Equity:
  Common stock                                                  2             3
  Paid-in capital                                         545,015       580,468
  Retained earnings                                         2,922           ---
  Accumulated foreign currency translation                    ---        (1,683)
  Treasury stock, at cost                                 (15,425)          ---
                                                        ---------     ---------
                                                          532,514       578,788
                                                        ---------     ---------
       Total liabilities and stockholders' equity       $ 570,948     $ 650,553
                                                        ---------     ---------
                                                        ---------     ---------

Note: The balance sheet at August 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  SEE ACCOMPANYING NOTES.               3

                             PRICE ENTERPRISES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited - amounts in thousands, except per share data)

                                                         Third Quarter                Year - to - Date
                                                           (12 weeks)                    (40 weeks)
                                                   -------------------------     -------------------------
                                                     June 4,        June 5,        June 4,        June 5,

                                             1995           1994           1995           1994
                                                   ----------     ----------     ----------     ----------
REVENUES
  Real estate rentals                                $13,344        $ 7,045        $38,732        $21,131
  Gain (loss) on sale of real estate, net                ---             58           (181)         3,988
  Merchandise sales                                   11,467         10,304         55,287         40,692
  Other revenues                                          (8)            55            350            111
                                                   ----------     ----------     ----------     ----------
        Total revenues                                24,803         17,462         94,188         65,922

OPERATING EXPENSES
  Real estate:
    Operating, maintenance and administrative          2,682          1,738          7,233          4,328
    Property taxes                                     2,254          1,202          6,943          3,606
    Depreciation                                       2,823          1,792          7,243          5,245
  Merchandising:
    Cost of sales                                     10,584          9,585         51,502         37,996
    Operating expenses                                 5,028          1,807         15,254          6,168
  General and administrative                             505            369          2,468          1,231
                                                   ----------     ----------     ----------     ----------
        Total operating expenses                      23,876         16,493         90,643         58,574
                                                   ----------     ----------     ----------     ----------
Operating income                                         927            969          3,545          7,348

INTEREST AND OTHER
  Interest income, net                                 1,660          1,039          4,478          3,541
  Equity in earnings of real estate joint ventures       ---            207            ---            807
  Equity in earnings (loss) of Price Club
    Mexico joint venture                                 ---            414         (2,338)         2,743
  Loss on sale of investment in Price Club
    Mexico joint venture                                 ---            ---         (2,800)           ---
  Minority interest                                    1,610            331          5,295            358
                                                   ----------     ----------     ----------     ----------
        Total interest and other                       3,270          1,991          4,635          7,449
                                                   ----------     ----------     ----------     ----------

Income before provision for income taxes               4,197          2,960          8,180         14,797

Provision for income taxes                            (3,575)        (1,357)        (5,258)        (6,227)
                                                   ----------     ----------     ----------     ----------

Net income                                           $   622        $ 1,603        $ 2,922        $ 8,570
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------

Net income per share                                 $   .03        $   .06        $   .12        $   .32
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------

Average number of shares outstanding                  23,224         27,000         25,395         27,000


SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited - amounts in thousands)

                                                            Year - to - Date
                                                               (40 weeks)
                                                       -------------------------
                                                          June 4,       June 5,
                                                           1995          1994
                                                       ------------  -----------
OPERATING ACTIVITIES
Net income                                                $ 2,922       $ 8,570
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           9,260         9,777
    Loss (gain) on sale of real estate assets                 181        (4,714)
    Equity in losses (earnings) of Price Club Mexico
      joint venture                                         2,338        (2,744)
    Loss on sale of Price Club Mexico joint venture         2,800           ---
    Minority interest of PriceCostco                        4,995        17,769
    Change in receivables and other assets                (33,099)          200
    Change in accounts payable and other liabilities       20,009        (1,924)
    Deferred rents and leasing costs                       (2,497)       (1,606)
    Other                                                     ---           251
                                                       ------------  -----------
      Net cash flows provided by operating activities       6,909        25,579

INVESTING ACTIVITIES
Additions to real estate assets                           (19,690)      (61,962)
Proceeds from sale of real estate assets                   10,190        46,083
Proceeds from real estate joint ventures                      ---        11,200
Proceeds from sale of Price Club Mexico joint venture      34,500           ---
Investment in Price Club Mexico joint venture              (3,883)      (34,095)
Additions to notes receivable                                 ---       (43,030)
Payments of notes receivable                                4,266           ---
                                                       ------------  -----------
      Net cash flows provided by (used in) investing
        activities                                         25,383       (81,804)

FINANCING ACTIVITIES
Net investment by PriceCostco                                 ---        54,912
Payment of note payable                                   (30,500)          ---
Decrease in equity resulting from cash not
  transferred in spin-off transaction                      (1,693)          ---
                                                       ------------  -----------
    Net cash flows provided by (used in) financing
      activities                                          (32,193)       54,912
                                                       ------------  -----------
  Net increase (decrease) in cash                              99        (1,313)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                    1,644         1,655
                                                       ------------  -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                  $ 1,743       $   342
                                                       ------------  -----------
                                                       ------------  -----------

SUPPLEMENTAL DISCLOSURE:
Treasury stock acquired for note payable                  $45,925


SEE ACCOMPANYING NOTES

                             PRICE ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 4, 1995


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
Price Enterprises, Inc. (PEI or the Company) became a publicly-traded company on December 21, 1994, following an exchange offer in which approximately 23.2 million shares of PriceCostco, Inc. were exchanged for shares of PEI. However, since August 31, 1994 PEI has operated as a separate company. The accompanying financial statements have been restated to reflect common stock at par value and the remaining equity as paid-in capital, effective August 31, 1994. In accordance with the Amended and Restated Agreement of Transfer and Plan of Exchange (Exchange Agreement), PriceCostco retained net current assets of PEI and its subsidiaries amounting to approximately $11 million before allocations to PriceCostco's minority interest. Accordingly, the net amount is reflected as a reduction of paid-in capital at the beginning of the 1995 fiscal year.

Also in accordance with the Exchange Agreement, on February 6, 1995, the Company purchased approximately 3.8 million shares for $45.9 million in return for a promissory note due December 1996. On April 20, 1995, $30.5 million of proceeds from the sale of PEI's interest in Price Club Mexico was applied against the outstanding balance of this note payable.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 40 weeks ended June 4, 1995 are not necessarily indicative of the results that may be expected for the year ended September 3, 1995. For further information, refer to the financial statements and footnotes thereto included in the PriceCostco/Price Enterprises Offering Circular/Prospectus dated November 21, 1994 as supplemented on December 7, 1994.

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

The Exchange Agreement provided that PriceCostco would convey title to the Company of certain specified real estate assets. As of June 4, 1995, PriceCostco and the Company have completed the conveyance of approximately 85% of the aggregate value of such properties. However, the accompanying financial statements include all such properties as the Company has the rights and benefits of ownership of such assets which are expected to be conveyed.

The Exchange Agreement further provided that in the event PriceCostco were unable to convey title to the Company of any transferred real estate assets by February 28, 1995, then the Company and PriceCostco would agree to either (i) a long term lease of such property for the annual rent of $1.00 per year or (ii) PriceCostco would convey to the Company other property satisfactory to the Company or (iii) if either of these alternatives deprive either party of the benefits of transferring ownership, then PriceCostco shall remit to the Company cash in the amount of the stated value of such property. The Company and PriceCostco have subsequently agreed that, with the exception of five properties, all remaining properties must be transferred to the Company in accordance with an agreed-upon schedule; if those conveyances have not occurred as scheduled, then either (i) PriceCostco will convey to the Company other property satisfactory to the Company or (ii) if such alternative conveyance would deprive either party of the benefits of transferring ownership, then PriceCostco shall remit to the Company cash in the amount of the stated value of such property. With respect to the aforementioned five properties (whose total stated value is $6.7 million) the Company and PriceCostco have agreed that substitute property owned by PriceCostco, or cash equivalent to the stated values of each property, will be conveyed by PriceCostco to the Company on or before September 30, 1995.

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

The operations of the Company for the first quarter ended December 18, 1994 are included in the consolidated tax returns of PriceCostco. The provision for income taxes since that date have been computed for PEI as a stand-alone entity, therefore, losses incurred by 51% owned subsidiaries are not accorded any tax benefit.

NOTE 2 - RELATED PARTY TRANSACTIONS

Prior to fiscal 1995, PriceCostco provided services to PEI. Amounts allocated to PEI for general and administrative expenses were $369,000 for the third quarter of fiscal 1994, and $1,231,000 for the 40 weeks ended June 5, 1994. These amounts were charged to PEI by specific identification or allocated based on total assets or sales revenues.

During the first quarter of fiscal 1994, the Company sold a shopping center to The Price REIT for $21.7 million, recognizing a pre-tax gain of $4.2 million. The Price REIT performs certain property management services for the Company, at a rate which the Company believes approximates the fair value of such services.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company entered into an agreement with K&F Development (K&F), an affiliate of The Price REIT, under which K&F is to provide strategic and consulting services from August 29, 1994 until August 28, 1996, and is to receive $500,000 annually for such services. The Company and K&F have agreed to terminate that arrangement as of September 3, 1995. The Company expects to enter into a new agreement under which The Price REIT will provide more limited consulting services to the Company, from September 4, 1995 through February 28, 1996, and it will receive $90,000 from the Company. In addition, K&F provides real estate development/construction, leasing and brokerage services to the Company. The Company believes that the fees charged for these services approximate the fair value of such services.

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

The Company holds a note receivable from Atlas Hotels, Inc. (Atlas) which is collateralized by hotel property in San Diego, California. On April 3, 1995 the debt obligation was restructured and now requires repayment after five years of all outstanding indebtedness, with interest accruing on the outstanding principal at 10% per annum. Interest is payable monthly at a rate equal to the six month LIBOR rate plus 2.5% per annum (not to exceed 8% per annum through December 1, 1996), and the interest not currently payable is added to the principal amount of the loan.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On December 19, 1994 and January 4, 1995, complaints were filed in United States District Court, Western District of Washington (entitled SNYDER V PRICE/COSTCO, INC. ET. AL, Case #C94-1874 and BALSAM V PRICE/COSTCO, INC. ET. AL. Case #C95-0009, respectively) against several defendants including the Company and certain of its directors. The two suits have been consolidated for all purposes. The Complaint alleges violation of certain laws and asserts certain related claims, arising from the exchange offer transaction. The Company believes that the suit is without merit and will vigorously defend against the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 5 - SALE OF MEXICO CLUBS

As of April 20, 1995, the Company completed the sale of its 51% interest in Mexico Clubs, L.L.C. ("Mexico Clubs") to PriceCostco. PriceCostco purchased Price Enterprises' interest in Mexico Clubs by making a $30.5 million reduction to the outstanding balance of the $45.9 million note receivable from Price Enterprises referenced in Note 1. In addition, concurrent with the closing, Price Enterprises received $4 million from Price Club Mexico.

The Company recognized a pre-tax loss of $2.8 million ($2.2 million after-tax or $0.09 per share) during the second quarter of fiscal 1995 as a result of the sale of its interest in Mexico Clubs, which included a provision for its share of estimated operating losses through the transaction closing date.


NOTE 6 - LINE OF CREDIT FACILITIES

The Company has executed a two year unsecured revolving credit facility of $25 million with a commercial bank. Interest is charged at the bank's base rate, or at rates slightly higher than LIBOR pricing, at the Company's election.
Pursuant to another agreement, PriceCostco provided an $85 million revolving credit facility (subject to reduction for proceeds of certain real property sales) to the Company as interim financing to satisfy any cash requirements during the six months ended June 21, 1995. Under such revolving credit facility, the Company paid PriceCostco interest at a rate that approximated its commercial paper rate or the rate charged to Price Costco pursuant to its credit facility. During the 3rd quarter this commitment was reduced by approximately $35 million to $50 million as a result of the Company's execution of the bank revolving credit facility and net proceeds from the sale of property since August 31, 1994. There were no outstanding borrowings on either of these two facilities as of June 4, 1995.

NOTE 7 - SUBSEQUENT EVENT

During the fourth quarter of fiscal 1995, the Price Quest subsidiary decided to significantly reduce the use of display merchandise at the PriceCostco warehouse locations. As a result, an accounting charge of approximately $2 million is expected to be recognized in the fourth quarter for inventory markdowns and disposition of fixtures and equipment, of which $1 million will be recognized by PEI after taking into account PriceCostco's 49% interest in Price Quest. In addition, in preparation for the year end financial audit, physical counts of equipment located at the PriceCostco warehouses and merchandise inventories are being taken and reconciled to Price Quest's accounting records. Initial results suggest that an accounting charge of approximately $1 million may be required during the fourth quarter, of which approximately $0.5 million will be recognized by PEI.

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

     The following discussion compares the results of operations for the third quarter and year-to-date periods of fiscal 1995 ended June 4, 1995 to the third quarter and year-to-date periods of fiscal 1994 ended June 5, 1994. In those instances throughout the following discussion where changes are attributed to more than one factor, such factors have been presented in descending order of importance. Amounts are in thousands, except percentages. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.


REAL ESTATE RENTAL OPERATIONS

                             Revenue  Percent  Operating          Percent
                             Amount    Change   Income   Change    Change
                             -------  -------  --------- -------  -------
   3rd Quarter - FY 1995     $13,344     89%    $ 5,585  $ 3,272    141%
   3rd Quarter - FY 1994       7,045     ---      2,313    ---      ---

   Year-to-date - FY 1995    $38,732     83%    $17,313  $ 9,361    118%
   Year-to-date - FY 1994     21,131     ---      7,952    ---      ---



     Each fiscal quarter reflects 3 calendar months of activity for the real estate segment. Operating income is defined as rental revenue, including common area expense reimbursements, less the related real estate expenses, including unreimbursable expenses for unimproved land and certain developed properties with vacant space and depreciation.

     During the 3rd quarter and the 9-month year-to-date periods, the increase in revenue and operating income was due primarily to the inclusion of the four Price Club properties whose leases began on August 29, 1994, and the inclusion of rentals from properties located in Pentagon City (VA), Westbury (NY), Seekonk (MA) and Maple Shade (NJ), offset by declines in rental income due to the sale in 1994 of the Glendale (AZ) property to The Price REIT. Additional depreciation expense was recognized during the 3rd quarter to adjust the year-to-date amounts into alignment with current fiscal 1995 estimated expense levels. Property taxes increased at a greater rate than the increase in rental revenues for the year-to-date period primarily due to the acquisitions mentioned above and the contribution of non-income producing properties by PriceCostco during the second half of fiscal 1994. Property taxes have been incurred during fiscal 1995 for these properties for which no comparable expense was recorded during the first half of fiscal 1994.

GAINS (LOSSES) ON SALE OF REAL ESTATE

                                                                      Percent
                              Amount               Change             Change
                              ------               ------             ------
   3rd Quarter - FY 1995         --                   $(58)           (100%)
   3rd Quarter - FY 1994         58                     --               --

   Year-to-date - FY 1995     $(181)               $(4,189)           (105%)
   Year-to-date - FY 1994     3,888                   --                --

     The year-to-date comparison reflects a loss on the sale of property located in Phoenix (AZ) during the 2nd quarter of fiscal 1995, and the sale of the Glendale (AZ) shopping center to The Price REIT during the 1st quarter of fiscal 1994.

MERCHANDISING OPERATIONS


                                Sales    Percent     Gross    Percent    % of
                                Amount    Change     Margin   Change    Sales
                                -------   ------     ------   ------    -----
     3rd Quarter - FY 1995      $11,467    11.3%     $ 883      23%      7.7%
     3rd Quarter - FY 1994       10,304     ---        719      ---      7.0%

     Year-to-date - FY 1995     $55,287    36%     $ 3,785      40%      6.8%
     Year-to-date - FY 1994      40,692     ---      2,696      ---      6.6%

     Merchandise sales includes Price Quest and international trading businesses. Gross margin is defined as merchandise sales less the related merchandise costs.

     During the 12-week period of the 3rd quarter, the increase in merchandising sales was due primarily to the commencement of international trading through Price Ventures, and a slight increase in sales for the Price Quest kiosk program which increased its number of locations from 24 to 40 over the past year. The Price Quest kiosk program recorded sales of $4.2 million during the 3rd quarter of fiscal 1995 compared to $4.1 million during the comparable period of the prior year. These increases more than offset an 8% decline in Price Global Trading sales which were significantly impacted by reduced sales to customers in Mexico and Hong Kong. The Company expects a continuation of reduced sales to these customers for some time; therefore, future results of the international trading activities through Price Global Trading will most likely reflect unfavorable comparisons to the fiscal 1994 sales levels. The merchandise gross margins benefited from the shift in sales from the lower margin trading activities to the relatively higher margins obtained with the Quest business.

     During the 40-week year-to-date period of fiscal 1995, the increase in merchandising sales was due to expansion of the Price Quest kiosk business, which resulted in an increase in sales for such business of $7.6 million to $22.4 million in fiscal 1995 from $14.8 million in fiscal 1994. The international trading business sales increased 27% primarily due to higher demand for products during the 1st quarter of fiscal 1995 from Price Global Trading's Hong Kong customer and the initial Price Ventures sales of $1.6 million in 3rd quarter of fiscal 1995.


MERCHANDISING OPERATING EXPENSES

                                                                Percent
                                  Amount         Change         Change
                                 --------       --------        ------
     3rd Quarter - FY 1995       $  5,028       $ 3,221          178%
     3rd Quarter - FY 1994          1,807           ---          ---

     Year-to-date - FY 1995      $ 15,254       $ 9,086          147%
     Year-to-date - FY 1994         6,168           ---          ---

     During the 3rd quarter and the year-to-date periods, the increases in merchandising operating expenses were primarily due to the expansion of the Price Quest businesses and increased expenses of the international activities of Price Global Trading and Price Ventures. In addition, during the 3rd quarter, goodwill related to the acquisition of CMI, a wholly owned subsidiary of Price Global, in fiscal 1992 was expensed and certain accrued expenses were reversed due to the planned consolidation of the subsidiary into Price Global.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                                Percent
                                  Amount         Change         Change
                                 --------       --------        ------
     3rd Quarter - FY 1995       $   505         $  136           37%
     3rd Quarter - FY 1994           369            ---           ---

     Year-to-date - FY 1995      $ 2,468        $ 1,237          100%
     Year-to-date - FY 1994        1,231           ---            ---

     PriceCostco historically provided services to Price Enterprises and charged these expenses to Price Enterprises by specific identification or by allocations based on total assets or sales revenues. During the 3rd quarter and the year-to-date periods, the increases in expenses reflect the continued growth of the Company and the incremental expenses associated with becoming a separate publicly held company. In addition, the accruals of certain employee benefits and insurance programs were reduced in the 3rd quarter to adjust their year-to-date amounts into alignment with current fiscal 1995 estimated expense levels.


INTEREST INCOME (NET)




                                                                Percent
                                  Amount         Change         Change
                                 --------       --------        ------
     3rd Quarter - FY 1995       $ 1,660        $   621          60%
     3rd Quarter - FY 1994         1,039            ---          ---

     Year-to-date - FY 1995      $ 4,478        $   937          26%
     Year-to-date - FY 1994        3,541            ---          ---

     During the 3rd quarter the increase in net interest income was due to higher interest on the notes receivable. The year-to-date increase is a result of higher interest on the notes receivable and the capitalization of interest on real estate construction, partially offset by interest expense on the credit facility and note payable with PriceCostco.


OTHER INCOME


                                PC Mexico           Total
                                 Related   Other    Other               Percent
                                 Income   Income    Income     Change   Change
                                 ------   ------    ------     ------   ------
     3rd Quarter - FY 1995         ---   $ 1,610   $ 1,610    $   658    69%

     3rd Quarter - FY 1994         277       675       952        ---    ---

     Year-to-date - FY 1995    $(3,955)  $ 4,112   $   157    $(3,751)  (96%)
     Year-to-date - FY 1994      1,577     2,331     3,908        ---    ---

     During the 3rd quarter the increase in other income was a result of the favorable impact of allocating 49% of increased losses of Price Quest and Price Global to PriceCostco's minority interest in those businesses, somewhat offset by the lack of earnings from Price Club Mexico (PCM) and real estate joint ventures that existed in 3rd quarter fiscal 1994.

     The year-to-date decrease in other income was a result of reduced profitability of PCM and the $2.8 million loss on the sale of the Company's interest in PCM during 2nd quarter fiscal 1995. These losses were somewhat offset by the favorable impact of allocating 49% of increased losses of Price Quest to PriceCostco's minority interest in that business.

PROVISION FOR INCOME TAXES


                                                                            EFFECTIVE
                                                             PERCENT         TAX RATE
                                  AMOUNT         CHANGE       CHANGE          (NOTE)
     3rd Quarter - FY 1995       $ 3,575        $ 2,218        163%              ---
     3rd Quarter - FY 1994         1,357           ---         ---               46%

     Year-to-date - FY 1995      $ 5,258        $ (969)       (15.6%)           103%
     Year-to-date - FY 1994        6,227           ---          ---              42%

     Note -- The effective tax rate represents the provision for income taxes divided by pre-tax earnings (before minority interest), excluding the $2.8 million pre-tax loss from selling the PCM investment and the related $0.6 million income tax benefit.

     During fiscal 1995, the provision for income taxes was impacted by the non-deductibility of losses from Price Quest, Price Global Trading and Price Club Mexico. In addition, sale of the PCM investment resulted in a book loss that was significantly higher than the tax loss, and the effective tax benefit associated with the $2.8 million pre-tax loss was only $0.6 million, or 21% of the loss. In fiscal 1994, the effective tax rate was likewise impacted by non-deductible losses; however, these losses were significantly smaller in fiscal 1994 and PCM was generating income during 1994 for which no additional tax provision was required.

     The effective tax rate for the 3rd quarter of fiscal 1995 was higher than during previous quarters to adjust the year-to-date amount into alignment with current fiscal 1995 estimated income tax rates.


NET INCOME PER SHARE


                                                                        PERCENT
                                        AMOUNT         CHANGE           CHANGE
     3rd Quarter - FY 1995              $0.03          $(0.03)          (50%)
     3rd Quarter - FY 1994               0.06             ---            ---

     Year-to-date - FY 1995             $0.12          $(0.20)          (63%)
     Year-to-date - FY 1994              0.32            ---             ---


     During the 3rd quarter of fiscal 1995 the decrease in net income per share is a result of the increased losses of Price Quest which are not tax deductible, absence of earnings from Price Club Mexico, and increased expenses associated with developing the international merchandising business.

     For the year-to-date period, the decrease in net income per share was due primarily to the reduced profitability of PCM and the $2.8 million estimated loss on the sale of the Company's interest in PCM ($0.17 for the quarter and $0.18 for year-to-date). In addition, gains on the sale of real estate provided $0.09 per share of income in 1994 for which no comparable income has been recorded in fiscal 1995.


     In 1995, the number of shares used in the calculation takes into account the repurchase of 3.8 million shares of common stock as of February 6, 1995. Shares used in the calculation for the 3rd quarter of fiscal 1995 were 23.2 million, and the year-to-date calculation reflected 25.4 million shares.

LIQUIDITY AND CAPITAL RESOURCES

     Price Enterprises expects to finance its business activities through several sources. The cash flow generated by its real estate activities, as well as cash flow that may ultimately be generated by the subsidiaries, is expected to be reinvested in either additional real estate development efforts or through capital contributions or loans to the subsidiaries or other business activities. The Company has executed a two year unsecured revolving credit facility of $25 million with a commercial bank. Interest is charged at the bank's base rate, or at rates slightly higher than LIBOR pricing, at the Company's election.
Pursuant to another agreement, PriceCostco provided an $85 million revolving credit facility (subject to reduction for proceeds of certain real property sales) to the Company as interim financing to satisfy any cash requirements during the six months ended June 21, 1995. Under such revolving credit facility, the Company paid PriceCostco interest at a rate that approximated its commercial paper rate or the rate charged to PriceCostco pursuant to its credit facility. During the 3rd quarter this commitment was reduced by approximately $35 million to $50 million as a result of the Company's execution of the bank revolving credit facility and net proceeds from the sale of property since August 31, 1994. There were no outstanding borrowings on either of these two facilities as of June 4, 1995.

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

                                   PRICE ENTERPRISES, INC.
                                   REGISTRANT


     Date: July 17, 1995           /s/ Robert E. Price
                                   -------------------
                                   Robert E. Price
                                   PRESIDENT & CHIEF EXECUTIVE OFFICER


     Date: July 17, 1995           /s/ Daniel T. Carter
                                   --------------------
                                   Daniel T. Carter
                                   EXECUTIVE VICE PRESIDENT,
                                   CHIEF FINANCIAL OFFICER

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS --


     On December 19, 1994 and January 4, 1995 complaints were filed in United States District Court, Western District of Washington (entitled SNYDER V PRICE/COSTCO, INC. ET. AL., Case #C94-1874 and BALSAM V PRICE/COSTCO, INC. ET. AL. Case #C95-0009, respectively) against several defendants including the Company and certain of its directors. The two suits have been consolidated for all purposes. The Complaint alleges violation of certain laws and asserts certain related claims, arising from the exchange offer transaction. The Company believes that the suit is without merit and will vigorously defend against the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

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

     None.

ITEM 5.  OTHER INFORMATION ---

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ---

 (a) The following exhibits are included herein or incorporated by reference:
     10.1 Form of Revolving Credit Agreement between Price Enterprises, Inc. and First Interstate Bank of California dated as of May 17, 1995.
     10.2 Form of Amended and Restated Loan Agreement between Atlas Hotels, Inc. and Price Enterprises, Inc. dated as of March 31, 1995.
     10.3 Form of Amended and Restated Promissory Note Secured by Deed of Trust dated March 31, 1995 made by Atlas Hotels, Inc. in favor of Price Enterprises, Inc.
     10.4 Form of Amended and Restated Deed of Trust with Assignment of Leases and Rents and Fixture Filing made as of March 31, 1995 by and among Atlas Hotels, Inc., Chicago Title Company and Price Enterprises, Inc.
     10.5 Form of Amended and Restated Security Agreement made as of March 31, 1995 by Atlas Hotels, Inc. for the benefit of Price Enterprises, Inc.
     10.6 Form of Capital Reserve Agreement made as of March 31, 1995 by and between Atlas Hotels, Inc. and Price Enterprises, Inc.
     15.1 Independent Accountant's Review Report
     15.2 Letter of Ernst & Young LLP re: Unaudited Interium Financial
          Information
     27   Financial Data Schedules
 (b) No reports on Form 8-K were filed for the 12 weeks ended June 4, 1995.