Form 10-K405
period 1995-08-31
PRICE ENTERPRISES INC
filed 1995-12-04
CIK 929647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-K

                         ------------------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (Fee Required)

For the fiscal year ended August 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from _____________ to _____________.
                         Commission file number 0-20449

                        ________________________________

                             PRICE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

                     Delaware                                 33-0628740
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                    Identification No.)

               4649 MORENA BOULEVARD, SAN DIEGO, CALIFORNIA 92117 (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 619-581-4530

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.0001 Par Value

                        ________________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 20, 1995 was $183,690,901, based on the last reported sale of $15.25 per share on November 20, 1995.
     The number of shares outstanding of the registrant's common stock as of November 20, 1995 was 23,234,866.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 16, 1996 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PRICE ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1995




                                TABLE OF CONTENTS
                                -----------------

PART I


          Item 1.   Business . . . . . . . . . . . . . . . . . . . . .       3
          Item 2.   Properties . . . . . . . . . . . . . . . . . . . .       12
          Item 3.   LegalPoceedings. . . . . . . . . . . . . . . . . .       16
          Item 4.   Submission of Matters to a Vote of Security Holders      16


PART  II


          Item 5.   Market for Registrant Common Equity and Related
                       Stockholder Matters . . . . . . . . . . . . . .       19
          Item 6.   Selected Financial Data. . . . . . . . . . . . . .       19
          Item 7.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations . . . . . .       20
          Item 8.   Financial Statements and Supplementary Data. . . .       28
          Item 9.   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure . . . . . .       48

PART  III

          Item 10.  Directors and Executive Officers of the Registrant       49
          Item 11.  Executive Compensation . . . . . . . . . . . . . .       49
          Item 12.  Security Ownership of Certain Beneficial Owners
                       and Management  . . . . . . . . . . . . . . . .       49
          Item 13.  Certain Relationships and Related Transactions . .       49


PART  IV


          Item 14   Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K . . . . . . . . . . . . . .       50

                                     PART  I
ITEM 1 -- BUSINESS

FORMATION OF THE COMPANY AND SUBSEQUENT TRANSACTIONS
Price Enterprises, Inc. ("Price Enterprises", "PEI" or "the Company"), a Delaware corporation, was formed in July 1994. The Company began operations effective August 29, 1994 as a wholly owned subsidiary of Price/Costco, Inc. ("PriceCostco") with specific assets received from PriceCostco pursuant to the Amended and Restated Agreement of Transfer and Plan of Exchange (Exchange Agreement). PriceCostco offered to exchange 27 million shares of PEI common stock for an equal number of shares of PriceCostco common stock from PriceCostco stockholders on a voluntary basis pursuant to the Offering Circular/Prospectus dated November 21, 1994, as amended on December 7, 1994. Approximately 23.2 million shares were exchanged between PriceCostco and certain of its stockholders, and PEI became a separate publicly traded company on December 21, 1994.

Transferred to PEI were substantially all of the real estate assets which historically formed the non-club real estate business segment of PriceCostco; four existing Price Club warehouses which are adjacent to certain transferred properties, and which have been leased back to PriceCostco effective August 29, 1994; a 51% interest in Price Quest, Inc. ("Price Quest") and a 51% interest in Price Global Trading, Inc. ("Price Global Trading" or "PGT") with PriceCostco retaining the remaining 49% interests; notes receivable from various municipalities and agencies ("City Notes") and a secured note receivable from the owner and operator of a hotel and convention center in San Diego, California ("Atlas Note"); and a 51% interest in Mexico Clubs, LLC ("Mexico Clubs") which prior to April 20, 1995, held a 50% interest in Price Club de Mexico and affiliates ("Price Club Mexico"), a joint venture that develops, owns and operates Price Clubs in Mexico.

For purposes of governing certain of the ongoing relationships between PEI and PriceCostco, the companies entered into certain Operating Agreements, Stockholders' Agreements, and an Advance Agreement. PEI and PriceCostco are parties to Stockholders' Agreements which set forth certain rights and obligations with respect to their investments in Price Quest and PGT. Each Stockholders' Agreement provides for an adjustment to the parties' respective percentage ownership interests in the event that a party fails to fund a PRO RATA capital call by the relevant subsidiary's Board of Directors. Each Stockholders' Agreement sets forth, among other things: (i) transfer restrictions if either PEI or PriceCostco offers to transfer, sell, assign or otherwise dispose of its interest in the corporation; (ii) certain preemptive rights; and (iii) certain registration rights for PriceCostco. PriceCostco is entitled to appoint one director to the Board of Directors of Price Quest or PGT, as the case may be, so long as it owns at least 20% of the outstanding stock of such corporation.

PriceCostco and Price Quest are parties to an Operating Agreement pursuant to which PriceCostco provides for a five-year period, among other things, space in certain PriceCostco warehouse clubs to Price Quest for its electronic shopping kiosks and travel and automobile advertising/referral programs, as well as staffing, cashiering, buying support and other information to Price Quest, in exchange for a fee based on sales. Price Quest also is obligated to make annual purchases of at least $3 million in each of fiscal 1995 and 1996 of advertisements in PriceCostco's membership publications. The Operating Agreement also contains certain confidentiality and competitive restrictions between the parties.

PriceCostco and PGT are parties to an Operating Agreement pursuant to which PriceCostco is obligated to provide certain buying support, merchandising services, training and other information to PGT for a period of five years for PGT's use in certain specified geographical areas, including Central America, Australia, New Zealand, Guam, Saipan and certain Caribbean islands. The Operating Agreement also contains certain confidentiality and competitive restrictions between the parties.

In accordance with terms of the Exchange Agreement, on February 6, 1995, PEI purchased from PriceCostco approximately 3.8 million shares of its common stock which had not previously been exchanged, for PEI's $45.9 million ($12.16 per share) promissory note due December 1996, which was collateralized by the related shares of PEI common stock.

On April 20, 1995, PEI sold its interest in Mexico Clubs, LLC ("Mexico Clubs") to PriceCostco. PriceCostco purchased PEI's interest in Mexico Clubs by making a $30.5 million reduction to the outstanding balance of the promissory note. In addition, Price Club Mexico paid PEI $4.0 million concurrent with the closing of the transaction with PriceCostco. The sale of the interest in Price Club Mexico resulted in a $2.1 million after-tax loss.


OVERVIEW OF THE COMPANY'S BUSINESS
The principal business of the Company is to acquire, develop, operate, manage, lease and sell real property. As of August 31, 1995, the Company owned 74 real estate assets which have an aggregate net book value of approximately $430 million. Such properties encompass 757 acres of land and approximately 6 million square feet of gross leasable building space. Most of the real estate assets are commercial rental properties leased to major retail tenants such as Price Club, The Sports Authority, The Home Depot, and PetsMart.

The Company's business strategy is to retain those properties that have high-quality, long-term tenants and that are, or will soon be, fully developed. Properties which do not meet the Company's investment objectives are expected to be sold over the next 2-3 years. During fiscal 1995, five properties were sold for combined gross proceeds of $15.2 million. Approximately $100 million of additional properties have been identified as properties held for sale, and they have been separately classified in the financial statements.

Proceeds from the property sales may be used to complete real estate development projects and to pay off the Company's long-term debt which approximated $15.4 million (the amount outstanding on PEI's note to PriceCostco, discussed above) at the end of fiscal 1995. Other possible capital uses include additional real estate acquisition and development, as well as funding of the Company's investments in merchandising businesses and venture capital opportunities.

The Company also owns certain other real estate-related assets. As of August 31, 1995, the carrying value of certain notes issued in connection with loans to municipalities and agencies (City Notes) was approximately $30.8 million. The City Notes carry interest rates which range from 7% to 10%. Repayment of each City Note is generally based on that municipality's allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note. Under terms of most City Notes, the unpaid balance is forgiven at its maturity date. If actions taken by PriceCostco, such as closure or relocation of a particular

Price Club, would entitle the governmental agency to withhold payment, PEI would be entitled to cause PriceCostco to purchase such City Note at an amount equal to 72% of the June 5, 1994 book balance, less any subsequent principal repayments, plus all accrued and unpaid interest from June 5, 1994.

The Company holds certain other notes receivable, including the Atlas Note, with a carrying value of approximately $45.8 million as of August 31, 1995. The Atlas Note is collateralized by a hotel and convention center and its terms were restructured in April 1995 to provide for interest at 10% during a five year term.

Although most of the Company's net assets, net earnings and cash flows are generated by its real estate activities, PEI's other businesses possess separate and distinct business strategies. Price Quest, 51%-owned by PEI, is focused on providing PriceCostco members with a wide range of products and services through an interactive electronic interface, while leveraging emerging multi-media technologies to provide goods, services and information to consumers in a cost-efficient manner. At the same time, Price Quest desires to develop a customer base which extends beyond the PriceCostco membership group. In summary, Price Quest's objectives are to maximize the opportunities afforded by the PriceCostco affinity relationship with its members, while it expands its merchandising and technology know-how to new distribution channels including interactive shopping through on-line services, the Internet and cable television technologies. As of fiscal 1995 year-end, Price Quest kiosks were operating in 37 PriceCostco locations. In November 1995, Price Quest launched on-line shopping programs operating under the trademark Price OnLine. Price Quest has filed an application to register the mark PRICE ONLINE, in the U. S. Patent and Trademark Office, however, because of objections by one or more third parties (including PriceCostco) there can be no assurance that Price Quest will obtain a federal registration or that Price Quest has proprietary rights to the mark.

Recently, in response to a formal request for cash advances from Price Quest stockholders, PEI was informed that PriceCostco did not choose to contribute funds to Price Quest. The cash requirement for the business was provided by PEI in the form of an interest bearing stockholder loan. Price Quest expects operating losses to continue throughout fiscal 1996. Management continues to closely monitor Price Quest's activities and evaluate recent and potential changes to its business activities and its relationship with PriceCostco so as to minimize the impact of Price Quest losses on PEI's financial results.

Price Global Trading, 51%-owned by PEI, has an exclusive right through August 1999 to conduct club businesses in Central America, most of the Caribbean, the Northern Mariana Islands, Australia and New Zealand, with certain trademark rights to the names Price Club, PriceCostco and Price Club Costco in these markets. PriceCostco has also agreed to provide certain purchasing and technological support for this effort and to refrain from conducting club businesses in the aforementioned geographical areas. As of fiscal 1995 year-end, one PriceCostco location was operating in Saipan under a license arrangement between PGT and its licensee in Saipan, and another location was opened by this licensee in Guam in November 1995. On September 27, 1995, PGT announced that it had entered into a joint venture with a Panamanian company to open PriceCostco locations in Panama. PGT owns 51% of the venture, and the first location is expected to open in calendar 1996. Merchandising opportunities in other Central American countries continue to be explored by PGT.

Recently, in response to a formal request for cash advances from PGT stockholders, PEI was informed that PriceCostco did not choose to contribute funds to PGT. The cash requirement for the business was provided by PEI in the form of an interest-bearing stockholder loan. PGT expects to generate operating losses in fiscal 1996, and management continues to closely monitor and evaluate PGT's activities.

Price Ventures, Inc. ("Price Ventures"), a wholly owned subsidiary of PEI, is primarily focused on developing additional international merchandising businesses in other global markets. Business structures are expected to include licensing arrangements, as well as possible joint venture investments. On July 19, 1995, Price Ventures announced that it had entered into a business arrangement with an Indonesian distribution company to develop merchandising facilities of up to 70,000 square feet typically in more urbanized markets. Such businesses are expected to operate under the "PriceSmart" trademark name. Price Ventures has filed applications to register the mark PRICESMART in the U.S. Patent and Trademark Office, and in certain foreign countries, however, because of objections by one or more third parties (including PriceCostco) there can be no assurance that Price Ventures will obtain such registrations or that Price Ventures has proprietary rights to the mark. The first location is expected to open in calendar 1996. Merchandising opportunities in other Pacific Rim countries continue to be explored by Price Ventures.

While PEI has only just recently begun to fund its first venture capital investment, representing a total commitment of approximately $1.0 million, the opportunity to participate as a value-added stockholder for newly established ventures appears to have merit given the Company's level of retail and real estate expertise. Additional investments in venture capital opportunities may be explored in fiscal 1996.

COMPETITION
The Company competes with a wide variety of corporate and individual real estate developers and real estate investment trusts (REIT's) which have investment objectives similar to those of PEI and which may have greater financial resources, larger staffs or longer operating histories than PEI.

The Company competes for tenants in its retail shopping centers. The Company's competitive advantages are primarily based on significant customer traffic generated by its national and regional tenants, competitive lease terms, and relatively high occupancy rates. The closing or relocation of any anchor tenant could have a material adverse effect on the operation of a shopping center.

The Company's merchandising operations also face competition unique to their businesses. Price Quest competes directly or indirectly with most merchandising businesses, other discount retailers (including PriceCostco warehouse clubs), catalogue and other direct marketing sales, on-line shopping, televised home shopping, travel agency services, other affinity buying services and similar interactive kiosks that are or may be operated by other retailers. Price Enterprises believes that, as further advances in computer technology are made and as more interactive computer-based services become available to consumers in the home and retail environments, competitive pressures on Price Quest will intensify. Price Global competes with exporters, wholesalers and trading companies in various international markets. Price Global's joint ventures and licensees and Price Ventures' licensees compete, or will compete with traditional retail stores and wholesalers.


SIGNIFICANT TENANTS
The four largest tenants account for approximately 22% of total gross leasable area and approximately 40% of the Company's total annual minimum rent revenues. Certain information with respect to these tenants is set forth in the following table (dollars in thousands):

                                                    Percent of         Annual         Percent of
                    Number         Area Under       GLA Under          Minimum       Total Annual
                  of Leases      Lease (sq. ft)       Lease             Rent         Minimum Rent
                --------------   --------------   --------------   --------------   --------------
Tenant
------
Price Club             4             612,675          10.1%            $8,042.8         19.9%
The Sports Authority   7             297,844           4.9%             3,463.4          8.5%
The Home Depot         2             214,173           3.5%             2,550.7          6.3%
PetsMart               8             204,274           3.4%             2,017.8          5.0%
                --------------   --------------   --------------   --------------   --------------
                      21           1,328,966          21.9%           $16,074.7         39.7%
                --------------   --------------   --------------   --------------   --------------
                --------------   --------------   --------------   --------------   --------------

While none of the Company's four largest tenants have experienced any recent significant financial hardships, it is not uncommon for economic conditions, market surpluses of retail space and competitive pressures to negatively impact financial results of retail operators. Recently, Bradlees and Caldor filed for protection under Chapter XI provisions of the federal bankruptcy law. The Company has two leases with Bradlees and one lease with Caldor which aggregate 5.5% of the Company's gross leaseable area and approximately 6.3% of annualized minimum rents as of August 31, 1995. In addition, the current retailing environment suggests that other operators, some of which have leases with the Company, may experience financial difficulties in the coming months or years.

Generally, the bankruptcy or insolvency of a major tenant or a number of smaller tenants may have an adverse impact on the performance of the Company's properties. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease, the tenant must cure all defaults under the lease and provide the lessor with adequate assurance of its future performance under the lease.
If the tenant rejects the lease, the lessor's claim for breach of lease would, absent collateral securing the claim, be treated as a general unsecured claim. The amount of the claim would be limited to the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). Ultimate collection of any general unsecured claims is significantly related to the debtor's financial condition and asset strength, results of secured creditor settlements and ratification of proposed transactions by the bankruptcy court.


                                        7
-

ENVIRONMENTAL MATTERS

The Company's ownership of real properties could subject it to certain environmental liabilities. As discussed below, certain of the Company's properties have known environmental liabilities, and certain other properties are located in areas of current or former industrial activity, where environmental contamination may have occurred. The Company has agreed to indemnify PriceCostco against and hold PriceCostco harmless from all environmental liabilities that relate to or arise out of the real properties which were transferred to the Company by PriceCostco.

Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination. Under certain of these laws, liability may be imposed without regard to whether the owner knew of or caused the presence of the contaminants. These costs may be substantial, and the presence of such substances, or the failure to remediate properly the contamination on such property, may adversely affect the owner's ability to sell or lease such property or to borrow money using such property as collateral. Certain Federal and state laws require the removal or encapsulation of asbestos-containing material in poor condition in the event of remodeling or renovation. Other Federal, state and local laws have been enacted to protect sensitive environmental resources, including threatened and endangered species and wetlands. Such laws may restrict the development and diminish the value of property which is inhabited by an endangered or threatened species, is designated as critical habitat for an endangered or threatened species or is characterized as wetlands.

PriceCostco engaged environmental consultants to conduct Phase I assessments (involving investigation without soil sampling or groundwater analysis) at each of the properties which PriceCostco transferred to the Company. The Company is unaware of any environmental liability or compliance with applicable environmental laws or regulations arising out of its properties that the Company believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, there can be no assurance that the Company's knowledge is complete with regard to, or that the Phase I assessments have identified, all material environmental liabilities. Set forth below are summaries of certain environmental matters relating to certain of the Company's properties.

AZUSA. The Azusa site is a 17.4 acre site located in Azusa, California. The Price Company ("Price"), a subsidiary of PriceCostco, purchased the Azusa site in 1983 from Huffy Corporation ("Huffy"). Huffy operated a bicycle manufacturing facility on the Azusa site from 1959 until 1982. After purchasing the Azusa site, Price converted the bicycle manufacturing facility into a Price Club warehouse and tire center.

The Azusa site currently is located within the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Area 2 federal CERCLA site. The BPOU addresses a large area of groundwater contamination in the San Gabriel Valley. Volatile organic compounds ("VOCs"), including trichloroethylene and perchloroethylene, are present in the groundwater throughout a several mile long area, extending beneath the cities of Azusa, Irwindale, and Baldwin Park, California. Price received a general notice of potential liability letter from the United States Environmental Protection Agency (the "EPA") for the BPOU dated August 4, 1993, and is one of approximately 110 potentially responsible parties ("PRPs"), representing 20-25 contaminated parcels, to have received such notice for the BPOU. While it was operated by Huffy, the Huffy site contained a degreasing facility that allegedly released VOCs into the soil.

In March 1994, the EPA published a Record of Decision ("ROD") which documents the selection of remedial alternatives for the BPOU. The EPA estimates that its preferred remedy, as outlined in the ROD, will cost between $100 and $130 million. The San Gabriel Basin Water Quality Authority ("SGBWQA") has proposed an alternative remedy for the BPOU, which will cost an estimated $25 to $30 million. A group of PRPs, including Price and Huffy, the SGBWQA and the EPA currently are negotiating the final remedy for the BPOU. Price Enterprises lacks sufficient information regarding the activity of other PRPs to form an estimate of the equitable share of total costs that could be allocated to its Azusa site.

To date, Price and Huffy have spent approximately $250,000 in investigation and monitoring costs. Approximately $225,000 of those costs were shared equally by Price and Huffy under an informal cost sharing agreement. Under their current cost sharing agreement, however, Huffy is paying 85% of site-related costs (except for certain limited costs associated with quarterly water monitoring and monthly water level gauging).

Also, on January 11, 1995, the EPA wrote Price a "no intended action" letter, stating "[t]his letter is to inform you that USEPA DOES NOT plan to ask you or your company to participate in the clean-up of the regional groundwater contamination." Since receiving the "no intended action" letter, Price has been in negotiation with EPA to enter into consent decree, which, if successfully negotiated and approved by a court of competent jurisdiction, would provide Price with contribution protection under CERCLA with respect to the current ROD for the BPOU.

To the extent that there is any liability associated with the Azusa site, the Company believes such liability should be attributed to Huffy. The Company (as successor to Price) and Huffy have not negotiated a final allocation of costs as between themselves. There can be no assurance that Huffy will contribute to any further costs. Based upon a number of factors, including the EPA "no intended action" letter, the current status of negotiations regarding the alternative remedy, the cost of the final remedy, and the Company's allocated equitable share of that cost as between it, Huffy and/or other PRPs, the Company's liability associated with the Azusa site would not have a material adverse effect on the financial condition and results of operations of the Company.

PHOENIX (FRY'S). The Phoenix (Fry's) site is a 37.1 acre site located in Phoenix, Arizona. The Phoenix (Fry's) site is located within the West Van Buren Study Area (the "WVBSA"). VOCs and petroleum hydrocarbons are present in groundwater in the WVBSA. To date, the Company (as successor to Price) has not been identified as a PRP for the WVBSA and is unaware of any releases or threatened releases of hazardous substances, including VOCs and petroleum hydrocarbons, resulting from operations at the Phoenix (Fry's) site. On March 8, 1995, the Company sold the Phoenix (Fry's) site. Nevertheless, the Company's prior ownership of the Phoenix (Fry's) site creates the potential of liability for remediation costs associated with groundwater beneath the site. PriceCostco has agreed to indemnify and hold the Company harmless in respect of one-half of all environmental liabilities relating to the Phoenix (Fry's) site. The Company lacks sufficient information about the activity of the WVBSA PRPs to form an estimate of the equitable share of total liability, if any, that could be allocated to the Company for its previous ownership of this site.

Although designated by Arizona law as a "study area," the WVBSA is not a federal CERCLA site and is not listed on the National Priorities List ("NPL"). Immediately to the east of the WVBSA, however, is the East Washington Study Area (the "EWSA"), which is listed on the NPL. VOCs are also present in groundwater in the EWSA. If the contamination plumes from the WVBSA and the EWSA merge, the possibility exists that the two study areas will be merged into one federal CERCLA site.

MEADOWLANDS. The Meadowlands site is an unimproved, 12.9 acre site located in Meadowlands, New Jersey. A prior owner used this site as a debris disposal area. Elevated levels of heavy metals (including a small area contaminated with polychlorinated byphenyls) and petroleum hydrocarbons are present in soil at the Meadowlands site. The Company, however, has not been notified by any governmental authority and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Meadowlands site. The Company sold the Meadowlands site on August 11, 1995. Nevertheless, the Company's previous ownership of the Meadowlands site creates the potential of liability for remediation costs associated with groundwater beneath the site.

PENTAGON CITY. The Pentagon City site is a 16.8 acre site in Arlington, Virginia. Elevated levels of heavy metals are present in groundwater beneath the Pentagon City site. Also, petroleum hydrocarbons are present in soil at the site. By letters dated January 31, 1995, and March 22, 1994, the Virginia Department of Environmental Quality is requiring no further action at the site with regard to the heavy metals and petroleum hydrocarbon contamination, respectively. The Company has not been notified by any governmental authority, and is not otherwise aware, of any other material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Pentagon City site. Nevertheless, the Company's ownership of the Pentagon City site creates the potential of liability for remediation costs associated with groundwater beneath, and soils at, the site.

COLTON. The Colton site is a 25.5 acre site in Colton, California. The Colton site is inhabited by a species of sand fly which the United States Fish and Wildlife Service ("USF&WS") is considering designating as either endangered or threatened. Also, the Colton site is located within a geographic area currently being considered by the USF&WS for designation as critical habitat for the sand fly. If the sand fly ultimately is designated as threatened or endangered and/or the Colton site is designated as critical habitat for the sand fly, the Company's ability to develop the Colton site in the future may be restricted, and the value of the site may be materially adversely affected.

SIGNAL HILL. The Signal Hill site is a 15.0 acre site in Signal Hill, California. This site, and the adjoining properties, historically have been used for oil and gas extraction activities, and the site currently has several active and abandoned oil and gas production and injection wells. Prior to development in the early 1990s, the prior owner excavated and treated over 100,000 cubic yards of petroleum hydrocarbon contaminated soil. However, in 1992, certain areas of the site were known to be still contaminated with petroleum hydrocarbons and certain solvents in varying concentrations. The City of Signal Hill Redevelopment Agency has indemnified the prior owner for environmental expenses incurred with respect to such site through 1996. This indemnity has been transferred to the Company.

OTHER PROPERTIES. Two properties (New Britain and Silver City) contain or have contained petroleum hydrocarbons and/or VOCs in the soil and groundwater. The Company is continuing to remediate the soil and groundwater at these properties under supervision of local authorities. The Company estimates that the total cost of this remediation is not expected to exceed $500,000 in the aggregate over the next three years.


INTELLECTUAL PROPERTY RIGHTS
It is the Company's policy to obtain appropriate proprietary rights protection for trademarks and significant new technology acquired or developed by the Company. In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with employees, consultants and suppliers, and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights. While management believes that the Company's trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive market place make the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.


EMPLOYEES
The Company employs approximately 229 employees and provides centralized and comprehensive employee benefit programs for all eligible employees. Most employees are leased to subsidiaries of PEI and associated costs are charged to the entity for which the employees provide their services. The employee count is generally distributed as follows: approximately 118 employees in the Price Quest activities, 77 in the international merchandising businesses, 15 in real estate activities, 6 handling central office duties, and 11 in PEI corporate activities.

SEASONALITY
The Company's real estate operations are not generally subject to seasonal fluctuations. The merchandising businesses are subject to traditional retail sales trends associated with the calendar year-end holiday season.


CORPORATE HEADQUARTERS
The Company maintains its headquarters in San Diego, California adjacent to the Morena Boulevard Price Club facility and it believes that its current facilities meet its expected requirements over the next 12 months.


ITEM 2 -- PROPERTIES

OVERVIEW
Pursuant to the Exchange Agreement, the 79 real estate properties that were to be transferred to PEI included 18 fully developed and leased properties, 35 properties in various stages of construction and development and 26 unimproved properties. During fiscal 1995, five of the properties were deemed to be not transferable to PEI, and the parties agreed to a substitution of properties. As of November 1995, all of the properties scheduled for transfer from PriceCostco had been conveyed to PEI. Most of the properties are commercial retail assets leased to national and regional retail tenants under long-term triple net leases. Substantially all properties are held in fee title; however, four properties are held pursuant to terms of lease agreements.

A significant aspect of the Company's general business strategy with respect to existing properties is to retain those properties that have high-quality, long-term tenants and that are, or will soon be, fully developed, and to sell the remaining properties. During fiscal 1995, the Company performed a strategic evaluation of the properties and increased marketing efforts to sell or lease those assets which did not meet management's investment objectives.

As of August 31, 1995, the Company owned 74 real estate properties with an aggregate net book value of $430 million of which $100 million has been classified, for financial reporting purposes, as being held for sale. There are 26 assets classified as investment properties, and the value of these investments is highly concentrated. Of the $330 million of investment property, the seven largest completed properties have a carrying value of $229.3 million, which includes 2.1 million square feet of leasable space on 166 acres operating at a 91% occupancy level that generates annual minimum rent of $24.4 million, based on leases existing as of August 31, 1995. The remaining investment properties include $45.5 million of other income-producing properties and $55.3 million of properties undergoing some level of development efforts.

A total of 48 properties are classified as being held for sale because the Company currently does not view these assets as long-term hold properties. Their aggregate net book value of $100 million reflects 2.6 million square feet of leasable space located on a total of 432 acres of land, with leases for annual minimum rents of $6.1 million as of August 31, 1995. Current occupancy is 46%, and many properties are generating operating losses such that pre-tax cash flow from these assets was only approximately $2 million in fiscal 1995.


PROPERTY TABLES
Classification of assets between the investment category and the held for sale category may change in response to management's recurring evaluation of the properties. The table set forth below describes certain of the Company's properties which represent the Company's portfolio of investment properties as of August 31, 1995:

                                                  INVESTMENT PROPERTIES


                                         Leases in Effect as of August 31, 1995
                          -----------------------------------------------------------------
                          Number                Gross                    Net Book    Annual                       % OF
                            of       Land      Leasable        Percent    Value     Minimum                       G.L.A.   LEASE
                          Tenants   Acreage   Area (sq ft)     Leased    8/31/95      Rent    PRINCIPAL TENANTS  (SQ FT)   EXPIRES
                          -------   -------   ------------     -------   ---------  -------   -----------------  -------   -------
                                                   (000's)                ($000's)  ($000's)
SIGNIFICANT PROPERTIES
----------------------
     Westbury, NY              8       30.4         398.6         100%   $67,752    $7,124    PRICE CLUB            37%       2009
                                                                                              KMART                 28%       2013
                                                                                              MARSHALLS             11%       2009
                                                                                              THE SPORTS AUTHORITY  11%       2013
                                                                                              BORDERS BOOKS          8%       2019

     Pentagon City, VA         9       16.8         336.4         100%    61,597     6,336    PRICE CLUB            50%       2009
                                                                                              MARSHALLS             12%       2010
                                                                                              BEST BUY              11%       2010
                                                                                              LINENS & THINGS       10%       2010
                                                                                              BORDERS BOOKS         10%       2010

     Wayne, NJ                 4       19.2         433.8          61%    36,334     3,755    PRICE CLUB            34%       2009
     (includes 170,000 sq. ft.                                                                THE SPORTS AUTHORITY  10%       2012
     of vacant storage space)                                                                 TODAY'S MAN            8%       2002
                                                                                              NOBODY BEATS THE WIZ   6%       2018

     Seekonk, MA              10       43.1         208.9         100%    18,917     2,037    BRADLEES              51%       2014
                                                                                              THE SPORTS AUTHORITY  20%       2013
                                                                                              CIRCUIT CITY          16%       2014

     San Diego, CA             4       28.8         429.1         100%    15,344     1,302    PRICE CLUB            34%       2009
                                                                                              ARA DISTRIBUTION      27%       1997
                                                                                              ROSE CANYON STORAGE   20%       1997

     Signal Hill, CA          12       15.0         154.6          98%    15,408     2,189    THE HOME DEPOT        67%       2014
                                                                                              PETSMART              17%       2009

     Fountain Valley, CA      15       12.6         119.2          87%    13,901     1,685    THE SPORTS AUTHORITY  36%       2013
                                                                                              PETSMART              22%       2008
                                                                                              SOUPLANTATION          7%       2010
                          -------    -------    ----------        ----- --------   -------
     Subtotal.........        62      165.9       2,080.6          91%   229,253    24,428


ADDITIONAL PROPERTIES:                                                                              PRINCIPAL TENANTS
----------------------                                                                          ---------------------------------
     Glen Burnie, MD          11       18.7         130.6         100%     9,867     1,472     THE SPORTS AUTHORITY, PETSMART,
                                                                                               COMPUTER CITY
     Northridge, CA            3        4.4          30.0         100%     7,429       784     BARNES & NOBLE, FRESH CHOICE
     Carmel Mtn. Ranch, CA     7        5.9          35.0         100%     6,652       881     CLAIM JUMPER, MCMILLAN REALTY,
                                                                                               ISLANDS
     Inglewood, CA             1        8.1         119.9         100%     4,306       847     HOME BASE
     S. Sacramento, CA         2        5.7          50.4         100%     4,238       457     PETSMART, OFFICE DEPOT
     N.W. Tucson, AZ           9        7.7          38.1          98%     3,217       326     PETSMART
     Hampton, VA               2        3.5          45.6         100%     2,748       424     THE SPORTS AUTHORITY, COMMERCE BANK
     Smithtown, NY             1        5.9          55.6         100%     2,128       455     LEVITZ FURNITURE
     Redwood City, CA          2        6.4          50.0         100%     2,095       379     ORCHARD SUPPLY
     S. W. Denver, CO          1        3.1          26.4         100%     1,305       216     PETSMART
     S.E. San Diego, CA        2        1.8           8.9         100%       786       133     NAVY FEDERAL C.U., BURGER KING
     Aurora, CO                1         .8           7.3         100%       707       146     RED ROBIN

                          -------    -------    ----------       -----  --------     -------
   Subtotal ...........       42       72.0         597.8         100%    45,478     6,520

PROPERTIES UNDER DEVELOPMENT
----------------------------
     Bensalem, PA             11       29.3         300.0          82%    20,353     2,208     THE HOME DEPOT, AMC THEATRES, ACME
     Dallas, TX                0       14.6         153.9           0%    15,725         0     NONE
     Azusa, CA                 4       17.4         127.2          37%     6,892       399     PRICECOSTCO BUSINESS DELIVERY
     Bakersfield, CA           4       15.7         152.0          17%     6,229       292     FAMILY FITNESS, TACO BELL
     San Juan Capistrano, CA   6        7.3          74.2          77%     4,623       546     PETSMART, STAPLES, BURGER KING
     Carlsbad, CA              0        1.7           0.0           0%       967         0     NONE
     Rancho del Rey, CA        0        1.0           0.0           0%       500         0     NONE
                          -------    -------    ----------       -----  --------   -------

     Subtotal........         25       87.0         807.3          47%    55,289     3,445
                          -------    -------    ----------       -----  --------   -------
  Total............          129      324.9       3,485.7          82%  $330,020   $34,393
                          -------    -------    ----------       -----  -------    -------
                          -------    -------    ----------       -----  --------   -------


As noted previously, the classification of properties as being held for sale may change from time to time. The table set forth below describes certain of the Company's properties held for sale as of August 31, 1995, for which a $5 million write-down was taken in fiscal 1995 and a $49 million write-down was taken in fiscal 1994:

                                           PROPERTIES HELD FOR SALE

                                                    Leases in Effect as of August 31, 1995
                                     -------------------------------------------------------------------------
                                                                                    Net
                                                     Gross                          Book           Annual
                                       Land         Leasable          Percent       Value         Minimum
                                      Acreage      Area (sq ft)        Leased      8/31/95          Rent
                                     ---------    -------------      ----------    ---------      -----------
                                                     (000's)                       ($000's)        ($000's)
PROPERTIES WITH BUILDINGS
-------------------------
  Richmond, CA                           24.0            399.1              71%      $10,753          $1,227
  Houston, TX                            25.2            191.4              12%        9,666             110
  Maple Shade, NJ (leased land)          18.3            172.5              89%        6,663           1,423
  Worcester, MA                          11.4            115.0             100%        6,055             690
  Cheektowaga, NY                        16.1            115.4             100%        5,677             733
  Sacramento, CA                         13.6            139.7              12%        5,365             149
  New Britain, CT                        17.8            112.4             100%        3,440             480
  Riverside, CA                           9.5            106.5              16%        3,414              51
  Palm Harbor, FL                        12.7            113.7               0%        3,210            --
  San Diego, CA (Convoy Ct.)              5.8             96.0               0%        3,178            --
  Marlow Heights, MD                     13.3            113.7              22%        2,908              84
  Colton/Rialto, CA                      25.5            125.8             100%        2,547             225
  Santee, CA                              9.2            106.0              34%        2,154             276
  Chesterfield, VA                       13.7              5.2             100%        2,037              55
  Hayward, CA                             5.6            155.4               0%        1,727            --
  Sunnyvale, CA                           1.6              7.8             100%        1,551             160
  W. Palm Beach, FL                       6.9            105.4               0%        1,515            --
  Mesa, AZ                                2.7             24.2             100%        1,223             182
  North Highlands, CA                     0.8              3.5             100%          794              93
  Riverside, CA (Franklin St.)            4.9             18.8             100%          433             135
  Silver City, NM                         7.0             30.0               0%       --                --
  Milwaukee, WI (leased)                  8.8            115.0             100%       --                --
  San Jose, CA (leased)                   7.9            105.6               0%       --                --
  Tacoma, WA (leased)                     7.3            105.1               0%       --                --
                                     ---------    -------------      ----------    ---------      -----------
  Subtotal...................           269.6          2,583.2              46%       74,310           6,073

UNIMPROVED LAND
---------------
  Schaumburg, IL                         22.5          --                  --          5,750            --
  Fresno, CA                             15.0          --                  --          3,680            --
  Ranch Cordova, CA                       9.5          --                  --          1,900            --
  Fremont, CA                            11.3          --                  --          1,670            --
  San Jose, CA                            4.6          --                  --          1,600            --
  Gaithersburg, MD                        5.2          --                  --          1,503            --
  Sterling, VA                            9.6          --                  --          1,428            --
  Chula Vista, CA                        13.0          --                  --          1,339            --
  Other (16 properties)                  72.0          --                  --          6,855            --
                                     ---------    -------------      ----------    ---------      ----------
    Subtotal...................         162.7          --                  --         25,725            --
                                     ---------    -------------      ----------    ---------      ----------

  Total......................           432.3          2,583.2              46%     $100,035          $6,073
                                     ---------    -------------      ----------    ---------      -----------
                                     ---------    -------------      ----------    ---------      -----------



PENDING REAL ESTATE TRANSACTIONS
The Company is currently under contract to sell 10 properties that are expected to generate approximately $31.5 million in aggregate gross proceeds and are expected to be sold during fiscal 1996. Given the nature of these activities, there can be no assurance that these potential sales will be completed by their expected dates or that such proceeds will be fully realized.

The Company is in various stages of lease negotiations with 14 prospective tenants for leasable space which are expected to generate approximately $4.8 million of additional annualized minimum rental income once the lease payments begin. Given the nature of these activities, there can be no assurance that these potential leases will ultimately be consummated. The development costs necessary to provide appropriate facilities for these potential leases is estimated to be approximately $12.9 million as of August 31, 1995.


ITEM 3 -- LEGAL PROCEEDINGS

On December 19, 1994 and January 4, 1995 complaints were filed in the United States District Court, Western District of Washington (entitled SNYDER V PRICE/COSTCO, INC. ET. AL., Case #C94-1874 and BALSAM V PRICE/COSTCO, INC. ET. AL., Case #C95-0009, respectively) against defendants including the Company and certain of its directors. The two suits have been consolidated for all purposes. In November 1995, a Second Amended Complaint was filed. The Complaint alleges violation of certain laws and asserts certain related claims,
arising from the exchange offer transaction.   The Company believes that the
suit is without merit and will vigorously defend against the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

The Company is a party to other routine litigation incident to its business and to which its property is subject. The Company's management does not believe that the ultimate resolution of any of these matters will have a material adverse impact on the financial position of the Company. For a discussion of certain proceedings relating to environmental matters at certain of the Company's properties, see "Business - Environmental Matters" in Item 1 of this annual report.



ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995. The Company's Annual Meeting of Stockholders is scheduled for 10:00 a.m. on January 16, 1996, at the San Diego Hilton Beach and Tennis Resort in San Diego, California. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, positions, and ages of the executive officers of Price Enterprises and other key officers of its subsidiaries:


    Name                              Position With Company              Age
    ----------------------      --------------------------------     ---------
    Robert E.Price               Chairman of the Board, President        53
                                   and Chief Executive Officer
    Daniel T. Carter             Executive Vice President, Chief         39
                                   Financial Officer and Secretary
    Robert M. Gans               Executive Vice President,               46
                                   General Counsel
    William J. Hamilton          Executive Vice President                38
    Joseph J. Tebo               President of Price Ventures             59
    Steven A. Velazquez          President of Price Quest                40
    Theodore Wallace             Chief Executive Officer of Price        47
                                   Ventures


Robert E. Price has been Chairman of the Board, President and Chief Executive Officer of Price Enterprises since July 1994. Mr. Price also serves as President and Chief Executive Officer of Price Real Estate and Price Global Trading, and as the Chief Executive Officer of Price Quest. From October 1993 to July 1994, Mr. Price was Chairman of the Board of PriceCostco. Mr. Price also serves as a director of Price Real Estate, Price Global Trading, Price Quest and Price Ventures. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company (TPC). Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990.

Daniel T. Carter has been Executive Vice President, Chief Financial Officer and Secretary of Price Enterprises since July 1994. From October 1993 to July 1994, Mr. Carter was Senior Vice President of PriceCostco overseeing financial duties for certain international and San Diego-based businesses. He joined TPC as the Financial Planning and Audit Manager in June 1986 and became its Vice President of Finance in October 1987. Prior to joining TPC, Mr. Carter held financial management roles with several diverse companies, as well as having worked for three years with the accounting firm of Ernst & Young.

Robert M. Gans has been Executive Vice President, General Counsel for Price Enterprises since October 1994. Mr. Gans actively practiced law in private practice since 1975, and from 1988 until October 1994, was the senior member of the law firm of Gans, Blackmar & Stevens, A.P.C., of San Diego, California.

William J. Hamilton has been Executive Vice President of Price Enterprises since August 1995, and he also serves as Executive Vice President of Price Quest.
From November 1994 to August 1995, he was Vice President of PEI. From October 1993 to November 1994, Mr. Hamilton was Vice President of PriceCostco. Mr. Hamilton became Vice President of TPC in July 1992, and has overseen various businesses for the companies. He joined TPC in February 1989, and prior to joining TPC, Mr. Hamilton was a District Sales Manager for Guardian Photo.

Joseph J. Tebo has been the President of Price Ventures since November 1994. From May 1994 to November 1994, Mr. Tebo was President of the Tebo Group, an international retail consulting firm. From January 1990 to April 1994 Mr. Tebo was President and Chief Executive Officer of AM/PM International, a wholly owned subsidiary of Atlantic Richfield Company (ARCO), which has developed licensing and joint venture arrangements for AM/PM convenience stores in 10 countries throughout the Pacific Rim and the Americas. Mr. Tebo spent more than 30 years in the Atlantic Richfield domestic and international sales and marketing organizations, and was instrumental in developing the AM/PM Mini-Mart concept and the PayPoint electronic payment system.

Steven A. Velazquez has been Executive Vice President of PEI since November 1994, and he also serves as President of Price Quest. From October 1993 to November 1994, Mr. Velazquez was Executive Vice President of PriceCostco overseeing the development of the Quest Business. He joined TPC as a buyer in July 1981, became Vice President in February 1989, and became Executive Vice President of merchandising in April 1990. Prior to joining TPC, Mr. Velazquez was a buyer for Safeway Stores, San Diego Division.

Theodore Wallace has been an Executive Vice President of Price Enterprises since November 1994 and serves as Chief Executive Officer of Price Ventures. From October 1993 to November 1994, Mr. Wallace was Executive Vice President of PriceCostco overseeing international expansion into the Pacific Rim and other markets. Mr. Wallace became an Executive Vice President of TPC in 1984 and, from 1988 until Fall 1992, he was Chief Operating Officer (East Coast) of TPC. He was a director of TPC from October 1988 to October 1993. He joined TPC as a warehouse manager in September 1977 and was its Vice President of Operations from 1983 to 1988.

PART  II

ITEM 5 -- MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICES
The Company's Common Stock was first publicly traded on December 21, 1994, as quoted on The Nasdaq Stock Market's National Market under the symbol "PREN." The table set forth below provides the high and low sales prices of the Common Stock for the period indicated, as reported by The Nasdaq Stock Market's National Market:

                                                            High          Low
                                                          ---------   ---------
         Calendar Quarter --- 1994
            Fourth Quarter (beginning 12/21/94)             14 1/2      12 3/4

         Calendar Quarter --- 1995
            First Quarter                                   13 3/4      10 1/2
            Second Quarter                                  14          11 1/2
            Third Quarter                                   16          13 1/2
            Fourth Quarter (through 11/20/95)               16          14 1/4


On November 20, 1995, the last reported sales price per share of the Common Stock was $15.25, and the Company had approximately 1000 stockholders of record.


DIVIDEND POLICY
Price Enterprises does not pay regular quarterly or annual dividends. During fiscal 1995, the Company declared and paid a special $0.075 per share cash dividend to offset certain adverse tax consequences which would otherwise occur. The Company presently intends to retain future earnings to finance the growth and development of its business segments; therefore, it does not currently anticipate paying regular cash dividends.

Any future determination relating to dividend policies will be made at the discretion of the Company's Board of Directors. Such determinations will depend on a number of factors, including the future earnings, capital requirements, financial condition and prospects for PEI, possible loan or financing covenant restrictions, and such other factors as the Board may deem relevant.



ITEM 6 -- SELECTED FINANCIAL DATA

The following selected data should be read in conjunction with the Company's consolidated financial statements elsewhere in this Form 10-K and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                  FISCAL YEARS

                                               ($000's, except per share data)
                                        ---------------------------------------------
                                          1995     1994     1993     1992     1991
                                        ---------------------------------------------
Selected Income Statement Data
  Real estate revenues                  $51,897   $30,094  $25,793  $30,672  $28,280
  Gain (loss) on sale of real estate       (181)    5,474   21,540   15,078    6,149
  Merchandise sales                      66,573    53,015   28,671    8,212     --
  Real estate expenses                   28,575    17,623   13,310   13,855   14,889
  Merchandise cost of sales
    and operating expenses               85,752    57,997   30,882    9,102     --
  General and administrative              3,066     1,600    1,500    1,300    1,000
  Provision for asset impairments         5,000    90,227    --        --     --
  Operating income (loss)                (3,548)  (78,642)  30,517   29,910   18,745
  Interest and other                      9,283     8,896    4,649    2,961    2,835
  Income (loss) before tax provision      5,735   (69,746)  35,166   32,871   21,580
  Net income (loss)                         546   (41,479)  20,551   19,361   12,904
  Net income (loss) per share               .02     (1.54)     .76      .72      .48
  Cash dividend per share                   .08      --      --        --     --


                                                        As of August 31
                                               ($000's, except per share data)
                                        ---------------------------------------------
                                          1995     1994     1993     1992     1991
                                        ---------------------------------------------
Selected Balance Sheet Data
  Real estate assets, net               334,754   447,387  387,475  337,258  364,118
  Property held for sale                100,035    --       --        --     --
  Total assets                          567,321   650,553  499,867  454,063  429,420
  Long-term debt                         15,425    --       --        --     --
  Investment by PriceCostco and
  stockholders' equity                  532,085   578,788  454,357  429,672  412,585
  Book value per share                    22.90     21.44    16.83    15.91    15.28



ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 1995, and it should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. The Company invests in real estate and related assets, in addition to certain merchandising businesses which include Price Quest, Price Global Trading and Price Ventures activities. Where appropriate, the financial results for these two business segments are discussed
separately.   In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands, except per share data.

REAL ESTATE RENTAL OPERATIONS


                     Revenue       Percent      Operating                 Percent
                      Amount       Change        Income      Change        Change
                     -------       -------      ---------    ------       -------
     Fiscal 1995     $51,897         72%         $23,322    $10,851         87%
     Fiscal 1994      30,094         17%          12,471      (12)           0%
     Fiscal 1993      25,793         ---          12,483      ---           ---


     Operating income is defined as rental revenue, including common area expense reimbursements, less the related real estate expenses, including all unreimbursable expenses associated with unimproved land and certain developed properties with vacant space. In addition, operating income reflects depreciation expense and earnings from real estate partnerships, but it does not reflect the property write-downs taken during fiscal 1995 and 1994 for asset impairments or gain (loss) on sale of real estate.

     During fiscal 1995, the increase in revenue and operating income was due primarily to the inclusion of the four Price Club properties whose leases began on August 29, 1994, and the inclusion of additional leases at properties located in Pentagon City (VA), Westbury (NY), Seekonk (MA), Bensalem (PA), Worcester
(MA) and Maple Shade (NJ). These increases were somewhat offset by a decline due to revenue reductions at Sacramento (CA) and Phoenix (AZ) properties, as well as the impact of absorbing a full year of expenses in fiscal 1995 for properties that were transferred to the Company in late fiscal 1994. These transfers included the former Price Club in Dallas (TX) and former Costco locations in Florida and Northern California.

     During fiscal 1994, the increase in revenue was due to inclusion of additional leases at properties located in Signal Hill (CA), Seekonk (MA), Bensalem (PA), Carmel Mountain (CA), Fountain Valley (CA), Northridge (CA), Wayne (NJ) and Westbury (NY). These increases were somewhat offset by declines in revenues due to the sale of the three shopping centers (White Marsh (MD), Copaigue (NY) and Fairfax (VA)) and a 49.6% interest in five other centers at the end of fiscal 1993, as well as the sale of the Santa Ana (CA) leased facility earlier in fiscal 1993.

ADJUSTED FUNDS FROM OPERATIONS


                                             Less                Add             Adjusted
                        Operating        Straight-line       Depreciation       Funds From       Percent
                         Income             Rentals            Expense          Operations       Change
                        ---------        -------------       ------------       ----------       -------
     Fiscal 1995        $23,322            ($3,332)             $10,245           $30,235          62%
     Fiscal 1994         12,471               (872)               7,102            18,701          10%
     Fiscal 1993         12,483              (1089)               5,662            17,056          ---

     Real estate industry analysts generally consider funds from operations
(FFO) to be a measure of performance for real estate oriented companies. As defined by the National Association for Real Estate Investment Trusts (NAREIT), it is the pre-tax net income determined in accordance with GAAP, excluding gains (losses) from sales of property, after adding back depreciation and amortization expense. Due to the significance of straight-line rent accruals, which represent non-cash revenues associated with fixed future minimum rent increases, the Company has adjusted the NAREIT definition to eliminate straight-line rents when computing its adjusted FFO.

     Adjusted FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

     For fiscal 1995 and 1994, the growth in adjusted FFO reflects many of the factors mentioned in the operating income discussion above.


GAIN (LOSS) ON SALE OF REAL ESTATE


                                                        Percent
                         Amount           Change        Change
                        --------         ---------     ---------
     Fiscal 1995        $  (181)         $ (5,655)      -103%
     Fiscal 1994          5,474           (16,066)       -75%
     Fiscal 1993         21,540            ---          ---

     During fiscal 1995, the loss on sale of properties related primarily to the sale of the Phoenix (AZ) distribution center. During fiscal 1994, gains recognized on the sale of properties located in Glendale (AZ), San Antonio (TX), and Tempe (AZ), were somewhat offset by a loss on the sale of undeveloped land in Austin (TX).

     During fiscal 1993, sales prices of properties sold to The Price REIT totaled $104 million for which $21.5 million of gains were recognized. These properties included three shopping centers, a 49.6% interest in five other shopping centers, and a single-tenant property located in Santa Ana (CA).

MERCHANDISING OPERATIONS


                         Sales          Percent       Gross      Percent    Percent of
                         Amount          Change      Margin       Change       Sales
                        --------        -------      -------     --------   ----------
     Fiscal 1995        $66,573           26%        $3,817          7%        5.73%
     Fiscal 1994         53,015           85%         3,566        148%        6.73%
     Fiscal 1993         28,671           ---         1,438         ---        5.02%


     Merchandise sales include the Price Quest and international trading businesses. Gross margin is defined as merchandise sales less the related merchandise costs.


     During fiscal 1995, the increase in sales was due primarily to a 40% increase in Price Quest sales and an 11% increase in international trading activities. The Price Quest kiosk program recorded sales of $27.2 million during fiscal 1995, as compared to $19.5 million during fiscal 1994. The number of PriceCostco locations with the kiosk program increased from 27 at the beginning of fiscal 1995 to 37 at year-end.

     Despite the overall revenue gains during fiscal 1995, both Price Quest and the international trading businesses reported flat or negative year-to-year sales comparisons during the fourth quarter of fiscal 1995. Due to the continued loss of sales from certain international trading customers in Hong Kong and Mexico, and lower sales of display samples at Price Quest's Kiosk locations, a continuation of these unfavorable sales trends may continue into fiscal 1996.

     Gross margins during fiscal 1995 would have benefited from a shift in sales from the traditionally lower margin international trading business to the relatively higher margins obtained with the Price Quest business; however, $0.9 million of inventory related reserves were recorded by Price Quest during the fourth quarter of fiscal 1995 that related to merchandise returns and salvage reserves.


MERCHANDISING OPERATING EXPENSES


                                                Percent
                        Amount       Change     Change
                       --------     --------   --------
     Fiscal 1995       $22,996      $14,448       169%
     Fiscal 1994         8,548        4,899       134%
     Fiscal 1993         3,649         ---        ---


     During fiscal 1995, the increase in operating expenses was due to $4.5 million of contractual obligations for Price Quest's marketing and warehouse rent with PriceCostco, higher operating and depreciation expenses associated with the expansion of the Price Quest businesses, $2.3 million of write-downs for expected losses on disposals of fixtures and equipment, as well as approximately $4.0 million of increased expenses associated with the international merchandising activities. Sale of PEI's interest in Price Club Mexico during April 1995 sharply reduced reimbursements of U.S.-based overhead expenses.

     During fiscal 1994, the increase in operating expenses was due to increased expenses of Price Quest as a result of kiosk program expansion during late fiscal 1993 and fiscal 1994.

GENERAL AND ADMINISTRATIVE EXPENSES


                                                      Percent
                       Amount        Change           Change
                      --------      --------         ---------
     Fiscal 1995       $3,066        $1,466              92%
     Fiscal 1994        1,600           100               7%
     Fiscal 1993        1,500           ---             ---

     During fiscal 1995, the increase in expenses reflects the impact of the Company's continued growth and incremental expenses associated with becoming a separate publicly traded company and $0.25 million of contractual obligations to PriceCostco for administrative services. In fiscal 1994 and 1993, PriceCostco provided services to the Company and charged general and administrative expenses to PEI by specific identification or by allocations based on total assets or total revenues.


INTEREST INCOME (NET)

                                                       Percent
                       Amount        Change            Change
                      --------      --------          ---------
     Fiscal 1995       $6,084        $1,287              27%
     Fiscal 1994        4,797         1,923              67%
     Fiscal 1993        2,874           ---             ---

     In fiscal 1995, the increase in net interest income was due to increased income from various notes receivable, offset by interest expense incurred on the note payable to PriceCostco and borrowings against the two unsecured line of credit facilities during the year.

     In fiscal 1994, the increase in net interest income was directly related to income from the Atlas Note, which was acquired in October 1993, for which no income had been recorded in fiscal 1993.

OTHER INCOME (NET)

                                Minority
                     Price      Interest      Total
                      Club      and Other     Other                     Percent
                     Mexico      Income       Income       Change       Change
                    --------   -----------   --------     --------     ---------
     Fiscal 1995    $(3,805)     $7,004       $3,199      $  (900)       -22%
     Fiscal 1994      1,948       2,151        4,099        2,324        131%
     Fiscal 1993        832         943        1,775         ---         ---

     Price Club Mexico amounts represent the Company's equity in earnings (losses) of the joint venture, after taking into account PriceCostco's 49% minority interest in Mexico Clubs. The allocation of Price Quest and Price Global Trading losses to PriceCostco's minority interest is included with other income.

     During fiscal 1995, the decrease in other income was due to the $2.65 million pre-tax loss on the sale of the Company's interest in Mexico Clubs, as well as operating losses reported by the Price Club Mexico venture during the first half of fiscal 1995. The impact of these losses was offset, in part, by having PriceCostco's minority interest absorb 49% of increased losses of Price Quest and Price Global Trading.

     During fiscal 1994, the increase in other income was primarily due to growth in earnings from the Price Club Mexico investment, as well as the impact of having PriceCostco's minority interest absorb 49% of increased losses of Price Quest.


PROVISION FOR ASSET IMPAIRMENTS

                                                        Percent
                        Amount        Change            Change
                       --------      --------          ---------
     Fiscal 1995       $  5,000      $(85,227)           -94%
     Fiscal 1994         90,227        90,227            ---
     Fiscal 1993              0         ---              ---

     In fiscal 1995, a non-cash charge of $5.0 million was taken to write-down the carrying value of real estate properties which are being held for sale and which are expected to generate net sales proceeds below their current book values. On an aggregate basis, this adjustment represented less than a 5% write-down to the carrying value of all properties held for sale as of August 31, 1995.

     In fiscal 1994, a non-cash charge of $90.2 million was taken that generally related to a change in calculating the estimated losses for assets which were considered to be economically impaired. A write-down was taken to reduce an asset's carrying value if its estimated fair value, based on the risk-adjusted discounted cash flow approach, was lower than its book value. Approximately $74.7 million related to real estate properties and $15.5 million related to write-downs of the City Notes.


PROVISION (BENEFIT) FOR INCOME TAXES

                                                       Percent
                         Amount       Change           Change
                        --------     --------         ---------
     Fiscal 1995        $  5,189     $ 33,456            118%
     Fiscal 1994         (28,267)     (42,882)          -293%
     Fiscal 1993          14,615       ---               ---

     During fiscal 1995, the income tax provision was negatively impacted by the non-deductible losses from Price Quest, Price Global Trading, and the Price Club Mexico joint venture. In addition, the $2.65 million loss on sale of the Mexico Clubs interest provided just $0.5 million of tax benefits.

     In fiscal 1994, the income tax benefit was the net current tax expense of $8.2 million and deferred tax benefits of $36.5 million. The deferred tax benefit relates primarily to the provision for asset impairments which is not currently deductible.




LIQUIDITY AND CAPITAL RESOURCES
While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through net cash provided by real estate operations and through borrowings under the unsecured revolving line of credit facility. Approximately $100 million of the Company's real estate assets are being held for sale, and the cash flow that may ultimately be generated by sales of these properties represents a major source of additional capital resources. To the extent that investment opportunities exceed available cash flow from these sources, the Company's unleveraged balance sheet should enable it to access significant amounts of capital through bank credit facilities and/or securitized debt offerings, or the Company may choose to seek additional funds through future public equity offerings.

The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1997. Advances bear interest, at the Company's option, at either LIBOR plus 0.40% or the bank's Base Rate, as defined. The agreement requires that the Company not sell or pledge certain property with a net book value of $180 million as of August 31, 1995, that the Company maintain certain net worth and debt-to-equity ratios, and that a facility fee of 0.15% of the commitment amount be paid annually. As of August 31, 1995, the outstanding balance on the credit facility was $1.0 million and the weighted average interest rate charged during fiscal 1995 was 6.34% on such borrowings.

Pursuant to the Advance Agreement between PEI and PriceCostco, PriceCostco agreed to provide an unsecured revolving credit facility for up to a maximum principal amount of $85 million (subject to reduction for proceeds of certain real property sales) as interim financing to satisfy any cash requirements through June 21, 1995. This facility has expired and all borrowings and related interest have been fully repaid. During fiscal 1995, the weighted average interest rate was 6.30% on such borrowings.

Consistent with historical trends, operating income from real estate activities increases as properties are developed and declines as properties are sold. The Company's liquidity is primarily affected by the timing and magnitude of rental property acquisition, development and disposition.

During fiscal 1996, the Company anticipates investing approximately $20 million in commercial real estate development on owned property (a portion of which represents commitments under executed construction contracts), approximately $25 million for real estate acquisitions, approximately $3 million in capital contributions to Price Global Trading, approximately $3 million for investment in Price Quest and approximately $5 million for new business investments by Price Ventures and PEI. In addition to cash from operations, the Company expects to generate gross proceeds of approximately $48 million from expected sales of real estate. Actual capital expenditures for fiscal 1996 may vary from estimated amounts depending on business conditions and on whether PriceCostco chooses to fund its share of capital requests from Price Quest and Price Global Trading.




INFLATION
Because a substantial number of the Company's leases contain provisions for rent increases based on changes in various consumer price indices, based on fixed rate increases, or based on percentage rent if tenant sales exceed certain base amounts, inflation is not expected to have a significant material impact on future net income or cash flow from developed and operating properties. In addition, substantially all leases are "triple net", whereby specific operating expenses and property taxes are passed through to the tenant. For undeveloped or under-developed properties, inflation could increase the Company's cost of carrying and developing the properties; however, inflation would likely increase the future sales value of the properties.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             PRICE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                             August 31,
                                                   --------------------------------
                                                        1995                1994
                                                   -----------            ---------
                                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents                         $      ---             $   1,644
 Accounts receivable, net                                5,776               20,873
 Merchandise inventories                                 7,385                7,895
 Prepaid expenses                                        1,499                  551
                                                   -----------            ---------
         Total current assets                           14,660               30,963
REAL ESTATE ASSETS
 Land and land improvements                            179,794              258,545
 Building and improvements                             168,808              206,374
 Fixtures and equipment                                  7,928                4,375
 Construction in progress                                6,457               11,421
                                                   -----------            ---------
                                                       362,987              480,715
 Less accumulated depreciation                         (28,233)             (33,328)
                                                   -----------            ---------
                                                       334,754              447,387
OTHER ASSETS
 Property held for sale, net                           100,035                ---
 City notes receivable                                  30,835               32,023
 Atlas and other notes receivable                       45,790               41,000
 Deferred income taxes                                  29,315               23,282
 Deferred rents and leasing costs, net                  11,932                8,672
 Investment in Price Club Mexico joint venture           ---                 67,226
                                                   -----------            ---------
                                                       217,907              172,203
                                                   -----------            ---------
TOTAL ASSETS                                          $567,321             $650,553
                                                   -----------            ---------
                                                   -----------            ---------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                     $  2,592              $16,689
 Accrued expenses                                        4,569                3,623
 Payable to PriceCostco, net                             1,617                6,797
 Other current liabilities                               6,095                4,015
                                                   -----------            ---------
         Total current liabilities                      14,873               31,124


NOTE PAYABLE TO PRICECOSTCO                             15,425               ---
MINORITY INTEREST OF PRICECOSTCO                         4,938               40,641

COMMITMENTS

STOCKHOLDERS' EQUITY
 Common stock, $.0001 par value,
    60,000,000 shares authorized, 23,234,075 and
    27,000,000 shares issued and outstanding                 2                    3
 Additional paid-in capital                            548,705              580,468
 Retained earnings (deficit)                            (1,197)                ---
 Accumulated foreign currency translation                ---                 (1,683)
 Treasury stock                                        (15,425)                ---
                                                   -----------            ---------
        Total stockholders' equity                     532,085              578,788
                                                   -----------            ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $567,321             $650,553
                                                   -----------            ---------

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                             Year Ended August 31,
                                                                   --------------------------------------
                                                                      1995           1994           1993
                                                                   --------       --------       --------
REVENUES
 Real estate                                                       $ 51,897       $ 30,094       $ 25,793
 Gain (loss) on sale of real estate, net                               (181)         5,474         21,540
 Merchandise sales                                                   66,573         53,015         28,671
 Other revenues                                                         556            222            205
                                                                   --------       --------       --------
     Total revenues                                                 118,845         88,805         76,209

OPERATING EXPENSES
 Real estate:
     Operating, maintenance and administrative                        9,794          5,713          4,596
     Property taxes                                                   8,536          4,808          3,052
     Depreciation and amortization                                   10,245          7,102          5,662
 Merchandising:
     Cost of sales                                                   62,756         49,449         27,233
     Operating expenses                                              22,996          8,548          3,649
 General and administrative                                           3,066          1,600          1,500
 Provision for asset impairments                                      5,000         90,227            ---
                                                                   --------       --------       --------
     Total operating expenses                                       122,393        167,447         45,692
                                                                   --------       --------       --------
Operating income (loss)                                              (3,548)       (78,642)        30,517

INTEREST AND OTHER
      Interest income, net                                            6,084          4,797          2,874
      Earnings (loss) of Price Club Mexico joint venture             (4,988)         3,359          1,357
      Minority interest                                               8,187            740            418
                                                                   --------       --------       --------
     Total interest and other                                         9,283          8,896          4,649
                                                                   --------       --------       --------

Income (loss) before provision (benefit) for income taxes             5,735        (69,746)        35,166

Provision (benefit) for income taxes                                  5,189        (28,267)        14,615
                                                                   --------       --------       --------

NET INCOME (LOSS)                                                    $  546       $(41,479)       $20,551
                                                                   --------       --------       --------
                                                                   --------       --------       --------

NET INCOME (LOSS) PER SHARE                                            $.02         $(1.54)          $.76
                                                                   --------       --------       --------
                                                                   --------       --------       --------


SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)



                                                                                            Accumulated
                                                                            Additional         Foreign       Retained
                                                      Common Stock           Paid-In          Currency       Earnings
                                                -----------------------
                                                 Shares          Amount      Capital         Translation     (Deficit)     Total
                                                --------       --------     ---------       -------------   -----------   --------
Investment by PriceCostco at
  August 31, 1992                                27,000             $3       $429,669            ---            ---       $429,672

  Net income                                        ---            ---         20,551            ---            ---         20,551
  Net investment by PriceCostco                     ---            ---          4,134            ---            ---          4,134
                                               --------       --------       --------       --------       --------       --------

Investment by PriceCostco at
  August 31, 1993                                27,000              3        454,354            ---            ---        454,357

  Net income (loss)                                 ---            ---        (41,479)           ---            ---        (41,479)
  Net investment by PriceCostco                     ---            ---        167,593            ---            ---        167,593
  Foreign currency translation
    adjustment                                      ---            ---            ---         (1,683)           ---         (1,683)
                                               --------       --------       --------       --------       --------       --------

Investment by PriceCostco at
  August 31, 1994                                27,000              3        580,468         (1,683)           ---        578,788

  Net income                                        ---            ---            ---            ---            546            546
  Adjustment to investment by
    PriceCostco                                     ---            ---         (1,389)           ---            ---         (1,389)
  Stock options exercised including
    income tax benefits                              10            ---            126            ---            ---            126
  Shares repurchased                             (3,776)            (1)       (45,925)           ---            ---        (45,926)
  Foreign currency translation
    adjustment                                      ---            ---            ---          1,683            ---          1,683
  Cash dividend, $.075 per share                    ---            ---            ---            ---         (1,743)        (1,743)
                                               --------       --------       --------       --------       --------       --------

BALANCE AT AUGUST 31, 1995                       23,234             $2       $533,280            ---        $(1,197)      $532,085
                                               --------       --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------       --------




SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Year Ended August 31,
                                                                             ------------------------------------
                                                                                 1995           1994       1993
                                                                             ---------       ---------   --------
OPERATING ACTIVITIES
Net income (loss)                                                             $    546       $ (41,479)  $ 20,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                13,432           7,693      5,919
   Loss (gain) on sale of real estate assets                                     1,430          (5,474)   (21,540)
   Provision for asset impairments                                               5,000          90,227       ---
   Equity in losses (earnings) of joint venture                                  2,338          (4,188)    (5,006)
   Deferred income taxes                                                        (2,466)        (36,459)        10
   Loss on sale of Price Club Mexico joint venture                               2,650            ---        ---
   Minority interest of PriceCostco                                             (8,187)           ---        ---
   Change in accounts receivable and other assets                              (30,086)         (8,773)    (9,208)
   Change in accounts payable and other liabilities                             23,974          10,740      9,553
   Deferred rents and leasing costs                                             (4,068)         (3,738)      (481)
   Unearned rent and security deposits                                           1,176             353        (60)
   Other                                                                           ---             213       (958)
                                                                             ---------       ---------   --------
     Net cash flows provided by (used in) operating activities                   5,739           9,115     (1,220)
INVESTING ACTIVITIES
   Additions to real estate assets                                             (24,771)        (44,628)   (63,054)
   Proceeds from sale of real estate assets                                     12,836          39,878     99,311
   Proceeds from real estate joint ventures                                        ---          12,029     39,786
   Proceeds from Price Club Mexico joint venture                                 4,000            ---        ---
   Investment in Price Club Mexico joint venture                                (3,883)        (39,795)   (20,291)
   Additions to notes receivable                                                (2,949)        (41,000)    (1,908)
   Payments of notes receivable                                                  4,947           1,902      1,725
                                                                             ---------       ---------   --------
     Net cash flows provided by (used in) investing activities                  (9,820)        (71,614)    55,569

FINANCING ACTIVITIES
   Net investment by (return to) PriceCostco                                       ---          38,660    (66,423)
   PriceCostco equity contribuions to subsidiaries                              12,495          23,828     11,699

   PriceCostco line of credit advances                                           6,439            ---        ---

   PriceCostco line of credit repayments                                       (13,236)           ---        ---

   Proceeds from exercise of stock options including tax benefit                   126            ---        ---

   Dividends paid                                                               (1,743)           ---        ---
   Decrease in equity resulting from cash not transferred in
    spin off transaction                                                        (1,644)           ---        ---
                                                                             ---------       ---------   --------
     Net cash flows provided by (used in) financing activities                   2,437          62,488    (54,724)
                                                                             ---------       ---------   --------

     Net decrease in cash                                                       (1,644)            (11)      (375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   1,644           1,655      2,030
                                                                             ---------       ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $       0       $   1,644  $   1,655
                                                                             ---------       ---------   --------
                                                                             ---------       ---------   --------
SUPPLEMENTAL DISCLOSURE:
    Cash paid during the period for:
     Income taxes                                                               $8,140          $8,192    $14,605
     Interest expense paid to PriceCostco                                        1,261            ---        ---
    Treasury stock acquired for note payable                                    45,925            ---        ---
    SEE ACCOMPANYING NOTES.

                                       31

                             PRICE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

FORMATION OF THE COMPANY
Price Enterprises, Inc. (PEI or the Company), a Delaware corporation, was formed in July 1994. The Company began operations effective August 29, 1994 as a wholly owned subsidiary of Price/Costco, Inc. (PriceCostco) with specific assets received from PriceCostco pursuant to the Amended and Restated Agreement of Transfer and Plan of Exchange (Exchange Agreement). PriceCostco offered to exchange 27 million shares of PEI common stock for an equal number of shares of PriceCostco common stock from PriceCostco stockholders on a voluntary basis, pursuant to the Offering Circular/Prospectus dated November 21, 1994, as amended on December 7, 1994. Approximately 23.2 million shares were exchanged between PriceCostco and certain of its stockholders, and PEI became a separate publicly-traded company on December 21, 1994.

The following assets were transferred to PEI:

    * Substantially all of the real estate assets which historically formed the non-club real estate business segment of PriceCostco.

    * Four existing Price Club warehouses which are adjacent to certain properties included above and which have been leased back to PriceCostco effective August 29, 1994.

    * A 51% interest in Price Quest, Inc. (Price Quest) and a 51% interest in Price Global Trading, Inc. (Price Global Trading or PGT). PriceCostco retained the remaining 49% interest in both companies.

    * Notes receivable from various municipalities and agencies (City Notes) and a secured note receivable from a company which owns and operates a hotel and convention center in San Diego, California (Atlas Note).

    * A 51% interest in Mexico Clubs, LLC (Mexico Clubs) which prior to April 20, 1995, held a 50% interest in Price Club de Mexico and affiliates (Price Club Mexico), a joint venture that develops, owns and operates Price Clubs in Mexico.

For purposes of governing certain of the ongoing relationships between PEI and PriceCostco, the companies entered into certain Operating Agreements, Stockholders' Agreements, and an Advance Agreement. PEI and PriceCostco are parties to Stockholders' Agreements which set forth certain rights and obligations with respect to their investments in Price Quest and PGT. Each Stockholders' Agreement provides for an adjustment to the parties' respective percentage ownership interests in the event that a party fails to fund a PRO RATA capital call by the

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


FORMATION OF THE COMPANY (CONTINUED)

relevant subsidiary's Board of Directors. Each Stockholders' Agreement sets forth, among other things: (i) transfer restrictions if either PEI or PriceCostco offers to transfer, sell, assign or otherwise dispose of its interest in the corporation; (ii) certain preemptive rights; and (iii) certain registration rights for PriceCostco. PriceCostco is entitled to appoint one director to the Board of Directors of Price Quest or PGT, as the case may be, so long as it owns at least 20% of the outstanding stock of such corporation.

PriceCostco and Price Quest are parties to an Operating Agreement pursuant to which PriceCostco provides for a five-year period, among other things, space in certain PriceCostco warehouse clubs to Price Quest for its electronic shopping kiosks and travel and automobile advertising/referral programs, as well as staffing, cashiering, buying support and other information to Price Quest, in exchange for a fee based on sales. Warehouse rent for the PriceCostco kiosk program is subject to a minimum annual rent requirement of $1.5 million for each of fiscal 1995 and 1996. Price Quest also is obligated to make annual purchases of at least $3 million in each of fiscal 1995 and 1996 of advertisements in PriceCostco's membership publications. The Operating Agreement also contains certain confidentiality and competitive restrictions between the parties.

PriceCostco and PGT are parties to an Operating Agreement pursuant to which PriceCostco is obligated to provide certain buying support, merchandising services, training and other information to PGT for a period of five years for PGT's use in certain specified geographical areas, including Central America, Australia, New Zealand, Guam, Saipan and certain Caribbean islands. The Operating Agreement also contains certain confidentiality and competitive restrictions between the parties.

In accordance with terms of the Exchange Agreement, on February 6, 1995, PEI purchased from PriceCostco approximately 3.8 million shares of its common stock which had not previously been exchanged for $45.9 million ($12.16 per share) in return for a promissory note due December 1996, which was collateralized by the related shares of PEI common stock.

On April 20, 1995, PEI sold its interest in Mexico Clubs, LLC ("Mexico Clubs") to PriceCostco. PriceCostco purchased PEI's interest in Mexico Clubs by making a $30.5 million reduction to the outstanding balance of the promissory note. In addition, Price Club Mexico paid PEI $4.0 million concurrent with the closing of the transaction with PriceCostco. As a result of the partial debt repayment, approximately 2.5 million shares of common stock were released from the collateral arrangement and were retired. Approximately 1.3 million shares will continue to be classified as treasury stock until the associated debt is repaid and the underlying shares have been retired.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONSOLIDATION
The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries; whereas, the Company's investment in less than majority owned businesses are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.


                                     Ownership     Basis of Presentation
                                     ---------     ---------------------
       Price Real Estate, Inc.         100%         Consolidated
       Price Ventures, Inc.            100%         Consolidated
       Ventures Services, Inc.         100%         Consolidated
       Old MC, Inc.                    100%         Consolidated

       Price Quest, Inc.                51%         Consolidated
       Price Global Trading, Inc.       51%         Consolidated
       Mexico Clubs, LLC                51%         Consolidated      (Sold in fiscal 1995)
       Price Club Mexico                50%         Equity Method     (Sold in fiscal 1995)
       Price Plazas                   49.6%         Equity Method     (Sold in fiscal 1993)


BUSINESS SEGMENTS AND FISCAL YEAR
The Company has investments in two business segments: (1) real estate operations, and (2) certain merchandising businesses. The Company's real estate business reports on a fiscal year which ends on August 31; whereas, the merchandising businesses report on a 52/53 week fiscal year which ends on the Sunday nearest August 31. For ease of presentation, all fiscal years in this report are referred to as having ended on August 31.

With respect to the real estate segment, each fiscal quarter includes three calendar months of operating results; however, the merchandising segment's fiscal quarters are as follows: first quarter -- 16 weeks, second quarter -- 12 weeks, third quarter -- 12 weeks, fourth quarter -- 12 or 13 weeks, depending upon whether the fiscal year has 52 or 53 weeks. Fiscal 1995 included 53 weeks while all other years presented in the financial statements reflect only 52 weeks.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


REAL ESTATE ASSETS AND DEPRECIATION
Real estate assets are recorded at PriceCostco's and PEI's historical costs as adjusted for recognition of impairment losses. As more fully explained in "Note 2 -- Provision for Asset Impairments," historical costs for real estate and related assets were reduced by $90.2 million in fiscal 1994 and $5 million in fiscal 1995. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Property held for sale is stated net of accumulated depreciation of $14.2 million at August 31, 1995. Depreciation of real estate assets is computed on a straight-line basis over their estimated useful lives, as follows:


     Land improvements                       15-25 years
     Building and improvements               10-25 years
     Tenant improvements                     Term of lease
     Fixtures and equipment                  5 years
     Certain Price Quest MIS assets          3 years


REAL ESTATE RENTAL REVENUE RECOGNITION
Rental revenues include: (1) minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases; (2) additional rentals, based on common area maintenance expenses and certain other expenses, which are accrued in the period in which the related expense is incurred; and (3) percentage rents which are accrued on the basis of reported tenant sales.


CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.


MERCHANDISE INVENTORIES
Merchandise inventories, which include merchandise for resale and Price Quest display samples, are valued at the lower of cost (first-in, first-out) or market.


DEFERRED LEASING COSTS AND CAPITALIZED INTEREST
Costs incurred in connection with leasing space to tenants are deferred and amortized on the straight-line method over the lives of the related leases. Interest incurred directly by PEI, or indirectly by PriceCostco, during the construction period is capitalized and depreciated over the lives of the constructed assets. Total interest incurred was $1,261,000, $1,486,000 and $4,060,000 for 1995, 1994, and 1993, respectively; and $556,000, $1,486,000 and
$4,060,000 of such interest, respectively, was capitalized and is included in the property accounts.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


ASSET IMPAIRMENTS
The Company regularly evaluates the estimated fair value of its assets and records appropriate provisions for asset impairments. In fiscal 1994, the Company changed its accounting estimates for impairment losses to adopt a risk-adjusted discounted cashflow approach to estimating asset fair values. The various notes receivable are evaluated in accordance with Statement of financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." Beginning with fiscal 1996, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", will be adopted and applied to real estate assets. Adoption of this new standard is not expected to result in any significant impact on fiscal 1996 opening balances.


FOREIGN CURRENCY TRANSLATION
The accumulated foreign currency translation related to the Company's investment in Price Club Mexico and was determined by application of the current rate method. Resulting translation adjustments were made directly to a separate component of stockholders' equity.


AUTHORIZED STOCK
The Company's authorized stock consists of 60 million shares of $0.0001 par value common stock and 10 million shares of $0.0001 par value preferred stock. No preferred stock has been issued. At August 31, 1995, 1,268,264 shares of common stock were issued and held as treasury stock.


INCOME TAXES
Income taxes have been provided for in accordance with SFAS No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred taxes using the asset and liability method. Accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting, including: asset write-downs of real estate and related assets, deferred gains on sales of real estate, accelerated tax depreciation methods, and accruals for straight-line rents.


NET INCOME (LOSS) PER SHARE
Net income (loss) per share is based on the weighted average number of shares outstanding of 24,864,000 in fiscal 1995. For fiscal 1994 and 1993, the Company has assumed that 27 million shares were outstanding for each year.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RECLASSIFICATIONS
Certain reclassifications have been reflected in the financial statements in order to conform with the fiscal 1995 presentation. Stockholders' equity has been restated to reflect common stock at par value and the remaining equity as additional paid-in capital, effective at the beginning of fiscal 1994. In addition, in accordance with the Exchange Agreement, PriceCostco retained net current assets of PEI and its subsidiaries as of the beginning of fiscal 1995. The value of these retained assets, net of an adjustment to the carryover deferred income tax amount, is reflected as an adjustment of $1.4 million to additional paid-in capital as of the beginning of fiscal 1995.


NOTE 2 -- PROVISIONS FOR ASSET IMPAIRMENTS

In fiscal 1994, the provision for asset impairments of $90.2 million pre-tax was generally related to a change in calculating estimated losses for assets which were considered to be economically impaired. These non-cash write-downs were taken based on the estimated fair value of assets received from PriceCostco as determined by appraisals and/or a risk-adjusted discounted cash flow approach. The fair value of the City Notes was determined using a discounted cash flow approach based on each note's stated interest rate. For each asset, a write-down was taken to reduce the asset's carrying value if its estimated fair value
was lower than its book value.   Approximately $74.7 million of the write-downs
related to real property assets and approximately $15.5 million related to the City Notes.

In fiscal 1995, a non-cash provision of $5 million was taken to write-down the carrying value of real estate properties which are being held for sale and which are expected to generate net sales proceeds below their current book values.


NOTE 3 -- REAL ESTATE PROPERTIES AND PROPERTY SALES

The Company's real estate properties are generally leased under noncancelable leases with remaining terms ranging from one to 24 years. Real estate revenues include the following rental income (in thousands):


                                                         1995         1994         1993
                                                    ----------    ----------    ----------
      Minimum rent                                    $39,987       $23,305       $17,943
      Straight-line accrual of future rent              3,332           872         1,089
      Additional rent -- CAM and taxes                  8,499         5,063         3,092
      Percentage rent                                      79            25            20
                                                    ----------    ----------    ----------
           Real estate rental revenues.............   $51,897       $29,265       $22,144
                                                    ----------    ----------    ----------


Real estate revenues also include earnings from real estate joint ventures of $0.8 million in fiscal 1994 and $3.6 million in fiscal 1993.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 -- REAL ESTATE PROPERTIES AND PROPERTY SALES (CONTINUED)

As of August 31, 1995, future minimum rental income due under the terms of noncancelable operating leases is as follows (in thousands):

          1996           $  39,910
          1997              39,209
          1998              38,907
          1999              39,039
          2000              38,853
         Thereafter        409,532

During each of the last three years, the Company sold the following significant real estate properties and recognized related gains or losses on dispositions, as follows (in thousands):


                                                               Buyer of             Sales          Pre-tax
                                                 Date          Property             Price        Gain (Loss)
                                              ----------   ---------------        ---------    --------------
     FISCAL 1995
          Fry's Distribution Center              3/8/95     Unrelated Party         $9,598          ($181)
               PHOENIX, ARIZONA
          Undeveloped Land                      3/27/95     Unrelated Party          4,440             (6)
               FAIRFAX, VIRGINIA

     FISCAL 1994
          Shopping Center                       10/1/93      The Price REIT         21,700          4,211
               GLENDALE, ARIZONA
          50% of Shopping Center                4/15/94      The Price REIT         11,400            935
               TEMPE, ARIZONA
          Undeveloped Land                      4/29/94     Unrelated Party          5,600          (879)
               AUSTIN, TEXAS
          Undeveloped Land                      6/16/94     Unrelated Party         10,200          1,358
               SAN ANTONIO, TEXAS

     FISCAL 1993
          Former Price Club site               12/18/92      The Price REIT         14,350          6,710
               SANTA ANA, CALIFORNIA
          3 Centers & J.V. Interest             8/12/93      The Price REIT         89,825         14,830
               WHITE MARSH, MARYLAND
               COPAIGUE, NEW YORK
               FAIRFAX, VIRGINIA
               49.6% INTEREST IN PRICE PLAZAS:
                   - CHULA VISTA, CA
                   - PHOENIX, AZ
                   - ALHAMBRA, CA
                   - NORTH HAVEN, CT
                   - CARMICHAEL, CA

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- NOTES RECEIVABLE

The City Notes include amounts loaned to municipalities and agencies to facilitate real property acquisition and improvements and carry interest rates which range from 7% to 10%. Repayment of the majority of these notes is generally based on that municipality's allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note. City Note repayments are calculated in accordance with specific revenue sharing agreements; and, under the terms of most City Notes, the unpaid balance of the note is forgiven at its maturity date.

The City Notes are recorded at PriceCostco's and PEI's historical cost as adjusted for recognition of impairment losses. As more fully explained in "Note 2 -- Provision for Asset Impairments," historical costs for the City Notes were reduced by $15.5 million in fiscal 1994 after taking into account a discounted cash flow approach to their valuation.

The Company holds the Atlas Note, which is collateralized by a hotel and convention center located in San Diego, California. On April 3, 1995, the debt obligation was restructured and key provisions included: required repayment of all outstanding indebtedness within five years, accrual of interest at 10% per annum, payment of interest at LIBOR plus 2.5% per annum (not to exceed 8.0% through December 1, 1996), payment of certain minimum annual amounts, and payment to PEI of any cash balances in excess of $1.0 million at the end of each fiscal year.

As part of the restructuring, PEI agreed to fund up to $4.1 million to Atlas to retire an existing mortgage held by a lender with a first priority security interest in the hotel and convention center and to fund certain capital expenditures. As of August 31, 1995, approximately $2.9 million of such amounts had been advanced and $1.2 million was expected to be required in the future. As a result of certain provisions of the restructuring, PEI received approximately a $2.1 million principal payment prior to the April 3, 1995 restructuring date.


NOTE 5 -- UNSECURED LINES OF CREDIT

The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1997. Advances bear interest, at the Company's option, at either LIBOR plus 0.40%, or the bank's Base Rate, as defined. The agreement requires that the Company not sell or pledge certain property with a net book value of $180 million as of August 31, 1995, that the Company maintain certain net worth and debt-to-equity ratios, and that a facility fee of 0.15% of the commitment amount be paid annually. As of August 31, 1995, the outstanding balance on the credit facility was $1.0 million, and was included in other current liabilities. The weighted average interest rate charged during fiscal 1995 was 6.34% on such borrowings.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- UNSECURED LINES OF CREDIT (CONTINUED)

Pursuant to the terms of the Exchange Agreement, PriceCostco agreed to provide an unsecured revolving credit facility for up to a maximum principal amount of $85 million (subject to reduction for proceeds of certain real property sales) as interim financing to satisfy any cash requirements through June 21, 1995. As of August 31, 1995, this facility had expired and all borrowings and related interest had been fully repaid. During fiscal 1995, the weighted average interest rate was 6.30% on such borrowings.

NOTE 6 -- RELATED PARTY TRANSACTIONS

Prior to fiscal 1995, PriceCostco historically provided general and administrative services to PEI. Amounts allocated to PEI for fiscal 1993 and 1994 were $1.5 million and $1.6 million, respectively, and these amounts have been included as general and administrative expenses in the accompanying financial statements. The costs incurred by PriceCostco during fiscal 1993 and 1994 were charged to PEI by specific identification or allocated based on total assets or sales revenues. These cost allocations fairly represented, in management's opinion, PEI's general and administrative expenses during these prior fiscal years.

In 1995, PEI incurred $4.5 million of operating expenses for marketing and warehouse rent to PriceCostco. Included in real estate revenues in fiscal 1995 is $8.0 million of rental income from PriceCostco.

Joseph Kornwasser, a former director of PriceCostco until July 28, 1994 and an officer and Director of The Price REIT (See Note 3), is a general partner and has a two-thirds ownership interest in Kornwasser and Friedman Shopping Center Properties (K&F). As of August 28, 1994, K&F was a partner with PriceCostco in two partnerships. The assets, liabilities, equity and results of operations of these partnerships have been included in these financial statements through fiscal 1994. As of August 28, 1994, PriceCostco had also entered into a Development Agreement with K&F for the development of four additional properties. Both partnership agreements and the Development Agreement provided for a preferred return to PriceCostco on a varying scale from 9% to 10% on its invested capital. After the preferred returns, plus PriceCostco's invested capital, are distributed to PriceCostco, operating cash flows are distributed 75% to PriceCostco and 25% to K&F. Effective August 28, 1994, Price Enterprises purchased the K&F partnership interests and terminated the Development Agreement for $2.5 million.

NOTE 7 -- SALE OF INTEREST IN MEXICO CLUBS

On April 20, 1995, the Company completed the sale of its interest in Mexico Clubs in return for combined proceeds of $34.5 million. PriceCostco purchased PEI's interest in Mexico Clubs by making a $30.5 million reduction to the outstanding balance of the $45.9 million note receivable from PEI. The note related to the 3.8 million common stock share repurchase on February 6, 1995.
In addition, Price Club Mexico paid $4.0 million concurrent with the closing of the transaction with PriceCostco. The sale of the interest in Price Club Mexico resulted in a 2.6 million loss ($2.1 million after-tax) which is included in earnings (loss) of Price Club Mexico joint venture.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFIT SHARING AND 401(K) PLAN


Substantially all of the employees of the Company are participants in a defined contribution profit sharing and 401(k) plan. Profit sharing contributions, if any, are based on a discretionary amount determined by the Board of Directors and are allocated to each participant based on the relative compensation of the participant, subject to certain limitations, to the compensation of all participants. The 401(k) contributions are limited to a 50% match of each participant's contributions up to $500 for each calendar year. In fiscal 1995, contributions to the plan were $616,000.


NOTE 9 -- STOCK OPTION PLANS

In 1995 the Company established an Employee Stock Option and Stock Grant Plan and a Director Stock Option Plan under which 1,500,000 shares and 150,000 shares, respectively, have been reserved for issuance. Options have been granted to certain employees and directors at prices equal to the market price on the date of grant. Options generally vest over a five year period and expire after six years. The following table summarizes the stock option transactions for fiscal 1995 for the employee plan:




                                           Stock          Range of Exercise
                                          Options         Price Per Share
                                         ---------        ------------------
        Outstanding at August 31, 1994           0         ---       ---
             Granted                     1,088,900        $11.25 - $12.44
             Exercised                     (10,047)       $11.25 - $11.25
             Cancelled                    (116,745)       $11.25 - $12.44
                                         ---------
        Outstanding at August 31, 1995     962,108        $11.25 - $12.44
                                         ---------
                                         ---------

As of August 31, 1995, options to purchase 608 shares were exercisable under the employee plan, and 1,489,953 shares of common stock were reserved for future issuance in connection with this plan. Options for 90,000 shares of PEI common stock were issued to certain non-employee directors of the Company during fiscal 1995 at prices ranging from $12.00 to $14.00 per share that were equal to the market price on the date of grant. As of August 31, 1995, no options were exercisable under the director plan, and there were 150,000 shares of common stock reserved for future issuance in connection with this plan.

Certain employees of PEI continue to participate in various PriceCostco stock option plans. Pursuant to terms of the Exchange Agreement, these employees will generally be allowed to continue to hold those vested, but unexercised, PriceCostco stock options as of January 1, 1995, under terms and conditions set forth in the related PriceCostco stock option agreements. As of August 31, 1995, stock options for 564,227 shares of PriceCostco common stock were exercisable by PEI employees at prices ranging from $13.15 to $27.23.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- BUSINESS SEGMENTS

The Company has investments in two business segments: (1) real estate operations, and (2) certain merchandising businesses. The real estate segment consists primarily of investment properties, properties held for sale, the Atlas Note and the City Notes. Merchandising activities include Price Quest, Price Global Trading and Price Ventures, and Mexico Clubs through the date that PEI sold its interest to PriceCostco.

Many of the real estate properties are being held for sale and produce little, if any, return on investment. With respect to the merchandising segment, elimination of the Price Club Mexico activities by PEI was significant in that the Company had historically recovered from Price Club Mexico all of its U.S.- based overhead expenses while also recognizing its share of the joint venture's operating profits. In fiscal 1995, however, the Company recorded losses from the Mexico operations through March 1995, a loss was recognized when its interest was sold to PriceCostco, and the Company was not able to fully recover its overhead costs thereafter. The Company's segment information is as follows for the years ended August 31, 1995, 1994 and 1993 (in thousands):

                                                                     1995            1994            1993
                                                                 ----------      ----------      ----------
     Revenues:
          Real estate                                             $  51,716         $35,790         $47,538
          Merchandising                                              67,129          53,015          28,671
                                                                 ----------      ----------      ----------
      Total revenues                                               $118,845         $88,805         $76,209
                                                                 ----------      ----------      ----------
                                                                 ----------      ----------      ----------

     Income (loss) before income taxes:
          Real estate                                               $24,701        ($67,263)        $37,102
          Merchandising, net of minority interest                   (15,481)           (883)           (436)
          General and administrative, interest and other expenses    (3,485)         (1,600)         (1,500)
                                                                 ----------      ----------      ----------
      Total income (loss) before income taxes                       $ 5,735        ($69,746)        $35,166
                                                                 ----------      ----------      ----------
                                                                 ----------      ----------      ----------

     Identifiable assets:
          Real estate                                              $551,838        $550,086        $454,261
          Merchandising                                              15,483         100,467          45,606
                                                                 ----------      ----------      ----------
      Total identifiable assets                                    $567,321        $650,553        $499,867
                                                                 ----------      ----------      ----------
                                                                 ----------      ----------      ----------


  Depreciation and amortization:
    Real estate                                                    $ 10,245        $  7,102        $  5,662
    Merchandising                                                     3,187             591             257
                                                                 ----------      ----------      ----------
      Total depreciation and amortization                          $ 13,432        $  7,693        $  5,919
                                                                 ----------      ----------      ----------
                                                                 ----------      ----------      ----------

  Capital expenditures:
    Real estate                                                    $ 18,529        $ 41,717        $ 61,539
    Merchandising                                                     6,242           2,911           1,515
                                                                 ----------      ----------      ----------
      Total capital expenditures                                   $ 24,771        $ 44,628        $ 63,054
                                                                 ----------      ----------      ----------
                                                                 ----------      ----------      ----------

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - INCOME TAXES


The provision (benefit) for income taxes consists of the following (in thousands):



                                  1995                1994            1993
                              -----------         -----------     ------------
     Current:
          Federal               $ 7,236             $ 7,066          $11,274
          State                   1,418               1,126            3,331
                              -----------         -----------     ------------
                                  8,654               8,192           14,605

     Deferred:
          Federal               (3,513)            (31,168)               70
          State                      48             (5,291)             (60)
                              -----------         -----------     ------------
                                (3,465)            (36,459)               10
                              -----------         -----------     ------------
Total provision (benefit)        $5,189           $(28,267)          $14,615
                              -----------         -----------     ------------
                              -----------         -----------     ------------

A reconciliation between the federal statutory rate and the effective tax rate follows (in thousands):


                                                        1995                 1994              1993
                                                      ---------         ------------        -----------
     Federal taxes (benefit) at the statutory rate     $ 2,007            $(24,411)           $12,203
     State taxes, net of federal benefit                   690              (4,220)             2,145
     Tax losses of 51%-owned subsidiaries                1,538               ---               ---
     Price Club Mexico operations                          893               ---               ---
     All other, net                                         61                  364               267
                                                      ---------         ------------        -----------
         Total provision (benefit)                      $5,189            $(28,267)           $14,615
                                                      ---------         ------------        -----------
                                                      ---------         ------------        -----------

The significant components of deferred income taxes are attributable to the following temporary differences (in thousands):


                                                  August 31,          August 31,
                                                       1995              1994
                                                  -----------        -----------
     Deferred tax assets:
          Real estate properties                      21,178            14,957
          City notes receivable                       11,546            11,398
          Net operating losses                         4,654             ---
          International revenues and expenses            836             ---
          Inventory and equipment reserves               715             ---
          All other, net                                 849               346
                                                  -----------        -----------
                                                      39,778            26,701


     Deferred tax liabilities:
          Deferred rental income                    ($2,977)          ($1,722)
          Deferred state income tax                  (1,824)           (1,697)
          All other, net                                 (8)                 0
                                                  -----------        -----------
                                                     (4,809)           (3,419)
          Valuation allowance                        (4,654)             ---
                                                  -----------        -----------
               Net deferred tax assets               $30,315           $23,282
                                                  -----------        -----------
                                                  -----------        -----------

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - INCOME TAXES (CONTINUED)

A short-term deferred tax asset of $1.0 million in 1995 is included in current assets. At August 31, 1995 Price Global Trading and Price Quest had combined net operating loss (NOL) carryforwards of approximately $9.8 million for federal income tax purposes which may be applied against future taxable income. A valuation allowance was established for the potential tax benefit of these NOL carryforwards as the certainty of their ultimate utilization is not sufficient to allow for deferred tax assets to be recorded. These NOL carryforwards will expire in 2009 unless previously utilized.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Price Enterprises has four leases on former warehouse club properties with remaining terms ranging from one to 24 years. Aggregate rental expense for fiscal 1995 and 1994 was $2.4 million and $0.3 million, respectively. Future minimum payments during the next five fiscal years and thereafter under these noncancelable leases at August 31, 1995 were as follows (in thousands):

                         1996                       $  2,436
                         1997                          1,858
                         1998                          1,663
                         1999                          1,552
                         2000                          1,219
                         Thereafter                   14,045
                                                  -----------
                         Total minimum payments      $22,773
                                                  -----------
                                                  -----------


Included in other current liabilities are amounts which represent future minimum lease payments in excess of expected future sublease receipts of $2.6 million and $4.0 million for fiscal 1995 and 1994, respectively. As of August 31, 1995, total future sublease revenues are $30.8 million, and such amounts are included in the future minimum rental income amounts in Note 3 of these financial statements.

A Complaint was filed against several defendants including the Company and certain of its directors. The Complaint alleges violation of certain laws and asserts certain related claims, arising from the exchange offer transaction. The Company believes that the suit is without merit and will vigorously defend against the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)




                                            1st           2nd           3rd           4th
                                         Quarter        Quarter       Quarter       Quarter
                                        ---------      ----------    ---------     --------
                                               (in thousands, except per share data)
Fiscal 1994
     Revenues                            $27,606        $21,454       $17,669       $22,076
     Operating expenses                   21,952         20,129        16,493       108,873
     Operating Income (loss)               5,654          1,325         1,176       (86,797)
     Net income (loss)                     4,535          2,432         1,603       (50,049)
     Net income (loss) per share             .17            .09           .06         (1.85)

Fiscal 1995
     Revenues                            $42,085        $27,300       $24,803       $24,657
     Operating expenses                   40,659         26,108        23,876        31,750
     Operating Income (loss)               1,426          1,192           927        (7,093)
     Net income (loss)                     2,676           (376)          622        (2,376)
     Net income (loss) per share             .10           (.01)          .03          (.10)


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





Board of Directors
Price Enterprises, Inc.


We have audited the accompanying consolidated balance sheet of Price Enterprises, Inc. as of August 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal years ended August 31, 1995 and August 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Price Enterprises, Inc. as of August 31, 1995 and the consolidated results of its operations and its cash flows for the fiscal years ended August 31, 1995 and August 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP



San Diego, California
October 10, 1995

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS



To Price Enterprises, Inc.:

     We have audited the accompanying balance sheet of Price Enterprises, Inc. as of August 31, 1994, and the related statements of income, stockholders' equity and cash flows for the year ended August 31, 1994. These financial statements are the responsibility of Price Enterprises, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Price Enterprises, Inc. as of August 31, 1994, and the results of its operations and its cash flows for the year ended August 31, 1994 in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

Seattle, Washington
November 14, 1994

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART  III



ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers of the Registrant, see
Item 4A -- "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on January 16, 1996, to be filed with the Commission pursuant to Regulation 14A.



ITEM 11 -- EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on January 16, 1996, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on January 16, 1996, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on January 16, 1996, to be filed with the Commission pursuant to Regulation 14A.

                                    PART  IV



ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules:
                                                                          PAGE
     (1)  (A)  Report of Independent Auditors                              46
               Report of Independent Public Accountants                    47
          (B)  Financial Statements
               (i)     Consolidated Balance Sheets as of
                       August 31, 1995 and 1994                            28
               (ii)    Consolidated Statements of Income for the
                       years ended August 31, 1995, 1994 and 1993          29
               (iii)   Consolidated Statements of Stockholders'
                       Equity for the years ended August 31, 1995,
                       1994 and 1993                                       30
               (iv)    Consolidated Statements of Cash Flows for
                       the years ended August 31, 1995, 1994 and 1993      31
               (v)     Notes to Consolidated Financial Statements          32

     (2)  Financial Statement Schedules:                                   PAGE

     Schedule III - Real Estate and Accumulated Depreciation               51

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

     (3)  For a list of Exhibits filed with this annual report, refer to the
          Exhibit index on page 55.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

(c) Exhibits: For a list of Exhibits filed with this annual report, refer to the Exhibit index on page 55.

                             PRICE ENTERPRISES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1995
                             (amounts in thousands)

                                                               Initial Costs                 Costs
                                                        -----------------------------    Capitalized
                                                          Land and       Building and     Subsequent
           Location                  Description        Improvements     Improvements   to Acquisition
-------------------------------------------------------------------------------------------------------
Westbury, NY                   Shopping Center               $  41,784   $          0         $  28,321
Pentagon City, VA              Shopping Center                  24,742         14,473            24,061
Wayne, NJ                      Shopping Center                  19,760          6,912            12,075
Morena/San Diego, CA           Warehouse/Office Bldg.            5,244          7,990            10,325
Bensalem, PA                   Shopping Center                   8,649          4,382             8,438
Seekonk, MA                    Shopping Center                   7,636              0            12,495
Dallas, TX                     Retail Building                  10,662              0             6,055
Signal Hill, CA                Shopping Center                   5,872              0            10,176
Fountain Valley, CA            Shopping Center                   4,551              0            10,330
Glen Burnie, MD                Shopping Center                   1,795              0             8,920
Northridge, CA                 Shopping Center                   4,029              0             3,556
Azusa, CA                      Warehouse/Rest. Pads              4,248            896             2,080
Bakersfield, CA                Shopping Center                   1,957          2,484             2,738
Carmel Mtn. Ranch, CA          Shopping Center                   3,464              0             3,430
Inglewood, CA                  Warehouse Building                1,438              0             3,697
San Juan Capistrano, CA        Shopping Center                   3,150              0             1,933
S. Sacramento, CA              Shopping Center                   1,437              0             2,801
N.W. Tucson, AZ                Shopping Center                   1,073              0             2,482
Hampton, VA                    Shopping Center                   1,132              0             1,826
Smithtown, NY                  Retail Building                     721              0             2,022
Redwood City, CA               Retail Building                   1,860              0               235
S. W. Denver, CO               Retail Building                     607            847                10
S.E. San Diego, CA             Restaurant/Bank                     217              0               788
Carlsbad, CA                   Land                              1,096              0               (96)
Aurora, CO                     Restaurant                          105              0               648
Rancho del Rey, CA             Land                                915              0              (415)
-------------------------------------------------------------------------------------------------------
Total Investment Properties                                    158,144         37,984           158,931
-------------------------------------------------------------------------------------------------------
Richmond, CA                   Warehouse Building                5,540          5,600             1,541
Houston, TX                    Retail Building                  10,089              0               129
Maple Shade, NJ                Shopping Center                  Leased              0             7,912
Sacramento, CA                 Shopping Center                   1,719          5,636               259
Cheektowaga, NY                Retail Building                   2,503              0             4,132
Worcester, MA                  Retail Building                   5,154              0             1,223
Schaumburg, IL                 Land                              6,221              0              (471)
Riverside, CA                  Warehouse Building                3,301              0               648


                                     Gross amount at which carried
                                          at close of period
                             ---------------------------------------
                               Land and     Building and                      Accumulated
  Location                   Improvements   Improvements    Total (1)         Depreciation
-------------------------------------------------------------------------------------------
Westbury, NY                     $  46,587     $  23,518   $  70,105            $  (2,353)
Pentagon City, VA                   25,751        37,525      63,276               (1,679)
Wayne, NJ                           22,200        16,547      38,747               (2,413)
Morena/San Diego, CA                 5,709        17,850      23,559               (8,215)
Bensalem, PA                         8,521        12,948      21,469               (1,116)
Seekonk, MA                         10,088        10,043      20,131               (1,214)
Dallas, TX                          11,957         4,760      16,717                 (992)
Signal Hill, CA                      8,285         7,763      16,048                 (640)
Fountain Valley, CA                  6,569         8,312      14,881                 (980)
Glen Burnie, MD                      3,812         6,903      10,715                 (848)
Northridge, CA                       5,075         2,510       7,585                 (156)
Azusa, CA                            4,191         3,033       7,224                 (332)
Bakersfield, CA                      2,648         4,531       7,179                 (950)
Carmel Mtn. Ranch, CA                3,742         3,152       6,894                 (242)
Inglewood, CA                        1,653         3,482       5,135                 (829)
San Juan Capistrano, CA              2,506         2,577       5,083                 (460)
S. Sacramento, CA                    1,437         2,801       4,238                    0
N.W. Tucson, AZ                      1,788         1,767       3,555                 (338)
Hampton, VA                          1,436         1,522       2,958                 (210)
Smithtown, NY                        1,231         1,512       2,743                 (615)
Redwood City, CA                     2,095             0       2,095                    0
S. W. Denver, CO                       617           847       1,464                 (159)
S.E. San Diego, CA                     283           722       1,005                 (219)
Carlsbad, CA                         1,000             0       1,000                  (33)
Aurora, CO                             112           641         753                  (46)
Rancho del Rey, CA                     500             0         500                    0
-------------------------------------------------------------------------------------------
Total Investment Properties        179,793       175,266     355,059              (25,039)
-------------------------------------------------------------------------------------------
Richmond, CA                         4,830         7,851      12,681               (1,928)
Houston, TX                          6,979         3,239      10,218                 (552)
Maple Shade, NJ                          0         7,912       7,912               (1,249)
Sacramento, CA                       1,382         6,232       7,614               (2,249)
Cheektowaga, NY                      3,656         2,979       6,635  (2)            (958)
Worcester, MA                        2,835         3,542       6,377                 (322)
Schaumburg, IL                       5,750             0       5,750                    0
Riverside, CA                        1,874         2,075       3,949                 (535)


                                                                 Depreciable Life
                                                         -------------------------------
                                 Date of        Date of      Land                 Building
          Location             Construction   Acquisition Improvements  Building Improvements
--------------------------------------------------------------------------------------------
Westbury, NY                         1992-93        1992          25       25         10
Pentagon City, VA                    1993-94        1993          25       25         10
Wayne, NJ                            1991-93        1991          25       25         10
Morena/San Diego, CA                       -        1981          25       25         10
Bensalem, PA                    1992,1994-95        1991          25       25         10
Seekonk, MA                          1991-94        1991          25       25         10
Dallas, TX                           1991-92        1991          25       25         10
Signal Hill, CA                      1992-93        1991          25       25         10
Fountain Valley, CA                  1990-93        1989          25       25         10
Glen Burnie, MD                      1990-92        1985          25       25         10
Northridge, CA                       1993-94        1988          25       25         10
Azusa, CA                               1983        1983          25       25         10
Bakersfield, CA                            -        1990          25       25         10
Carmel Mtn. Ranch, CA                1992-93        1991          25       25         10
Inglewood, CA                           1989        1984          25       25         10
San Juan Capistrano, CA        1988-89,94-95        1987          25       25         10
S. Sacramento, CA                    1994-95        1993          25       25         10
N.W. Tucson, AZ                      1989-91        1988          25       25         10
Hampton, VA                             1992        1987          25       25         10
Smithtown, NY                        1988-89        1985          25       25         10
Redwood City, CA                           -        1982           -        -          -
S. W. Denver, CO                           -        1990          25       25         10
S.E. San Diego, CA                   1989-90        1989          25       25         10
Carlsbad, CA                               -        1989           -        -          -
Aurora, CO                              1993        1990          25       25         10
Rancho del Rey, CA                         -        1993           -        -          -
----------------------------------------------------------------------------------------
Total Investment Properties
----------------------------------------------------------------------------------------
Richmond, CA                               -        1986          25       25         10
Houston, TX                             1991        1991          25       25         10
Maple Shade, NJ                      1989-91        1989          25       25         10
Sacramento, CA                             -        1987          25       25         10
Cheektowaga, NY                      1989-90        1989          25       25         10
Worcester, MA                           1992        1992          35       35         10
Schaumburg, IL                             -        1992           -        -          -
Riverside, CA                           1986        1986          35       35         10





                                                                                             Costs
                                                               Initial Costs              Capitalized
                                                        -----------------------------
                                                          Land and       Building and     Subsequent
           Location                  Description        Improvements     Improvements   to Acquisition
-------------------------------------------------------------------------------------------------------
Colton/Rialto, CA              Retail Building                   2,002            926               843
New Britain, CT                Warehouse Building                3,640              0               100
Palm Harbor, FL                Warehouse Building                3,503              0               207
Marlow Heights, MD             Warehouse Building                3,192              0               509
Fresno, CA                     Land                              3,866              0              (186)
San Diego, CA (Convoy Ct.)     Office                            1,107          2,071                 0
Hayward, CA                    Warehouse Building                  989          2,783              (692)
Santee, CA                     Warehouse Building                  643          2,249              (292)
Chesterfield, VA               Land                              2,751              0              (699)
Rancho Cordova, CA             Land                              2,382              0              (482)
Sunnyvale, CA                  Restaurant                        1,005              0               751
Fremont, CA                    Land                              4,133              0            (2,463)
San Jose, CA                   Land                              1,950              0              (350)
W. Palm Beach, FL              Warehouse Building                  925          1,175              (550)
Gaithersburg, MD               Land                              3,000              0            (1,497)
Sterling, VA                   Land                              2,021              0              (593)
Mesa, AZ                       Retail Building                     175              0             1,213
Chula Vista, CA                Land                              3,104              0            (1,765)
East Mesa, AZ                  Land                              2,086              0            (1,105)
San Jose, CA                   Warehouse Building               Leased              0               942
Concord, CA                    Land                              1,735              0              (810)
North Highlands, CA            Restaurant                          374              0               546
Santa Clarita, CA              Land                              1,115              0              (215)
Riverside, CA (Franklin St.)   Warehouse Building                   78            493                28
Coachella Valley, CA           Land                                500              0                 0
North Highlands, CA (pad)      Land                                500              0                 0
Fountain Valley, CA            Land                                475              0                 0
Rancho Cucamonga, CA           Land                                805              0              (400)
N.W. Tucson, AZ (pad)          Land                                400              0                 0
Westminster, CO                Land                                305              0                 0
Carlsbad, CA (pad)             Land                                300              0                 0
Rohnert Park, CA               Land                                300              0                 0
White Marsh, MD                Land                                585            115              (498)
S. W. Denver, CO (pad)         Land                                200              0                 0
Norfolk, VA                    Land                                494              0              (294)
Mesa, AZ (pad)                 Land                                150              0                 0
Tacoma, WA                     Warehouse Building               Leased              0               139
Aurora, CO (pad)               Land                                 90              0                22
Milwaukee, WI                  Retail Building                  Leased              0                41
Silver City, MN                Warehouse Building                   33            114              (147)
-------------------------------------------------------------------------------------------------------
Total Properties Held for Sale                                  85,440         21,162             7,676
                                                     --------------------------------------------------
Total Properties                                              $243,584        $59,146          $166,607
                                                     --------------------------------------------------
                                                     --------------------------------------------------


                                     Gross amount at which carried
                                          at close of period
                             ---------------------------------------
                               Land and     Building and                      Accumulated
  Location                   Improvements   Improvements    Total (1)         Depreciation
-------------------------------------------------------------------------------------------
Colton/Rialto, CA                    1,978         1,793       3,771  (2)          (1,224)
New Britain, CT                      2,522         1,218       3,740                 (300)
Palm Harbor, FL                      1,892         1,818       3,710  (2)            (500)
Marlow Heights, MD                   1,395         2,306       3,701                 (793)
Fresno, CA                           3,680             0       3,680                    0
San Diego, CA (Convoy Ct.)           1,107         2,071       3,178                    0
Hayward, CA                            533         2,547       3,080  (2)          (1,353)
Santee, CA                             527         2,073       2,600                 (446)
Chesterfield, VA                     2,068           (16)      2,052                  (15)
Rancho Cordova, CA                   1,900             0       1,900                    0
Sunnyvale, CA                        1,315           441       1,756                 (205)
Fremont, CA                          1,670             0       1,670  (2)               0
San Jose, CA                         1,600             0       1,600  (2)               0
W. Palm Beach, FL                      683           867       1,550  (2)             (35)
Gaithersburg, MD                     1,500             3       1,503  (2)               0
Sterling, VA                         1,400            28       1,428  (2)               0
Mesa, AZ                               175         1,213       1,388                 (165)
Chula Vista, CA                      1,284            55       1,339                    0
East Mesa, AZ                          981             0         981                    0
San Jose, CA                             0           942         942                 (942)
Concord, CA                            925             0         925  (2)               0
North Highlands, CA                    374           546         920                 (126)
Santa Clarita, CA                      900             0         900                    0
Riverside, CA (Franklin St.)            78           521         599                 (166)
Coachella Valley, CA                   500             0         500                    0
North Highlands, CA (pad)              500             0         500                    0
Fountain Valley, CA                    475             0         475                    0
Rancho Cucamonga, CA                   405             0         405  (2)               0
N.W. Tucson, AZ (pad)                  400             0         400                    0
Westminster, CO                        305             0         305                    0
Carlsbad, CA (pad)                     300             0         300                    0
Rohnert Park, CA                       300             0         300                    0
White Marsh, MD                         85           117         202  (2)               0
S. W. Denver, CO (pad)                 200             0         200                    0
Norfolk, VA                            200             0         200                    0
Mesa, AZ (pad)                         150             0         150                    0
Tacoma, WA                               0           139         139                 (139)
Aurora, CO (pad)                       112             0         112                    0
Milwaukee, WI                            0            41          41                  (41)
Silver City, MN                          0             0           0                    0
-------------------------------------------------------------------------------------------
Total Properties Held for Sale      61,725        52,553     114,278              (14,243)
                                  --------------------------------------------------------
Total Properties                  $241,518      $227,819    $469,337             $(39,282)
                                  --------------------------------------------------------

                                                                 Depreciable Life
                                                         -----------------------------------
                                 Date of        Date of      Land                 Building
          Location             Construction   Acquisition Improvements  Building Improvements
---------------------------------------------------------------------------------------------
Colton/Rialto, CA                          -        1981          15       15         10
New Britain, CT                         1991        1991          25       25         10
Palm Harbor, FL                         1986        1986          35       35         10
Marlow Heights, MD                      1987        1986          25       25         10
Fresno, CA                                 -        1992           -        -          -
San Diego, CA (Convoy Ct.)                 -        1995          25       25         10
Hayward, CA                                -        1983          25       25         10
Santee, CA                              1979        1988          25       25         10
Chesterfield, VA                           -        1990          25       25         10
Rancho Cordova, CA                         -        1989           -        -          -
Sunnyvale, CA                           1988        1986          25       25         10
Fremont, CA                                -        1991           -        -          -
San Jose, CA                               -        1986           -        -          -
W. Palm Beach, FL                          -        1994          25       25         10
Gaithersburg, MD                           -        1989           -        -          -
Sterling, VA                               -        1990           -        -          -
Mesa, AZ                                1993        1979          25       25         10
Chula Vista, CA                            -        1985          25       25         10
East Mesa, AZ                              -        1988           -        -          -
San Jose, CA                               -        1986           -        -          -
Concord, CA                                -        1988           -        -          -
North Highlands, CA                     1988        1986          25       25         10
Santa Clarita, CA                          -        1991           -        -          -
Riverside, CA (Franklin St.)               -        1988          25       25         10
Coachella Valley, CA                       -        1990           -        -          -
North Highlands, CA (pad)                  -        1986           -        -          -
Fountain Valley, CA                        -        1989          25       25         10
Rancho Cucamonga, CA                       -        1992           -        -          -
N.W. Tucson, AZ (pad)                      -        1988          25       25         10
Westminster, CO                            -        1990           -        -          -
Carlsbad, CA (pad)                         -        1989           -        -          -
Rohnert Park, CA                           -        1991           -        -          -
White Marsh, MD                            -        1986          25       25         10
S. W. Denver, CO (pad)                     -        1990          25       25         10
Norfolk, VA                                -        1984           -        -          -
Mesa, AZ (pad)                             -        1979           -        -          -
Tacoma, WA                                 -        1979           -        -          -
Aurora, CO (pad)                           -        1990          25       25         10
Milwaukee, WI                              -        1986           -        -          -
Silver City, MN                            -        1988          15       15         10
Total Properties Held for
Sale
Total Properties


(1)  The aggregate cost for Federal income tax purposes is $529,157.

(2) These properties held for sale were written-down $5 million in aggregate during fiscal 1995 to the net sales proceeds expected upon sale.

                           PRICE ENTERPRISES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                           (AMOUNTS IN THOUSANDS)

                                                                         Fiscal Year
                                                                ------------------------------
Reconcilliation to Reported Amounts                                 1995     1994       1993
-----------------------------------------------------------     --------   --------   --------
PROPERTY AND EQUIPMENT
  Balance at beginning of year.............................     $476,340   $415,236   $355,424
  Additions during the year:
    Transfers from PriceCostco.............................        2,100    139,097     82,773
    Purchases..............................................       18,329     42,367     61,485
  Deductions during the year:
    Cost of properties sold................................      (22,432)   (43,510)   (84,446)
  Asset Impairment Loss....................................       (5,000)   (76,850)      --
                                                                --------   --------   --------
  Balance before FF&E......................................     $469,337   $476,340   $415,236
    FF&E...................................................     $  7,928   $  4,375   $  2,114
                                                                --------   --------   --------
  Balance at end of year...................................     $477,265   $480,715   $417,350
                                                                --------   --------   --------
                                                                --------   --------   --------

ACCUMULATED DEPRECIATION
  Balance at beginning of year.............................     $ 32,332   $ 29,473   $ 18,625
  Depreciation expense.....................................        9,813      6,752      5,603
  Accumulated depreciation of properties sold..............       (2,863)    (9,106)    (6,675)
  Transfers from PriceCostco...............................         --       11,351     11,920
  Asset Impairment Loss....................................         --       (6,138)      --
                                                                --------   --------   --------
  Balance before FF&E......................................     $ 39,282   $ 32,332   $ 29,473
    Accumulated depreciation of FF&E.......................     $  3,194   $    996   $    402
                                                                --------   --------   --------
  Balance at end of year...................................     $ 42,476   $ 33,328   $ 29,875
                                                                --------   --------   --------
                                                                --------   --------   --------

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        PRICE ENTERPRISES, INC.

DATED:    November 22, 1995             By:  /s/ Robert E. Price
       --------------------------          ------------------------------------
                                             Robert E. Price
                                             President and
                                             Chief Executive Officer

DATED:    November 22, 1995             By:  /s/ Daniel T. Carter
       --------------------------          ------------------------------------
                                             Daniel T. Carter
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ Robert E. Price                          November 22, 1995
------------------------------------------------  -------------------
ROBERT E. PRICE, Chairman of the Board of         Date
Directors, Chief Executive Officer and President

     /s/ Paul A. Peterson                         November 30, 1995
------------------------------------------------  -------------------
PAUL A. PETERSON, Vice Chairman of the            Date
Board of Directors

     /s/ Nancy Y. Bekavac                         November 27, 1995
------------------------------------------------  -------------------
NANCY Y. BEKAVAC, Director                        Date

     /s/ Murray L. Galinson                       November 27, 1995
------------------------------------------------  -------------------
MURRAY L. GALINSON, Director                      Date

     /s/ Katherine L. Hensley                     November 27, 1995
------------------------------------------------  -------------------
KATHERINE L. HENSLEY, Director                    Date

     /s/ Leon C. Janks                            November 27, 1995
------------------------------------------------  -------------------
LEON C. JANKS, Director                           Date

     /s/ James D. Sinegal                         November 30, 1995
------------------------------------------------  -------------------
JAMES D. SINEGAL, Director                        Date

                                EXHIBIT INDEX


EXHIBITS                         DESCRIPTION
  PAGE                           -----------
--------

2.1 Amended and Restated Agreement of Transfer and Plan of Exchange, dated as of November 14, 1994, by and between Price/Costco, Inc. and Price Enterprises, Inc. (incorporated herein by reference to Exhibit 2.1 to Registration Statementon Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No.0-20449))................

3.1 Certificate of Incorporation of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on
          September 15, 1994 (File No. 33-55481))...............................

3.1(a) Certificate of Amendment to Certificate of Incorporation of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1(a) to Post-Effective Amendment No.1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on
          December 2, 1994 (File No. 33-55481)).................................

3.2 Form of Restated Certificate of Incorporation of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the
          Commission on December 13, 1994 (File No. 0-20449))...................

3.3       Bylaws of Price Enterprises, Inc. (incorporated herein by reference to
          Exhibit 3.3 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on September 15, 1994
          (File No. 33-55481))..................................................

3.4 Form of Amended and Restated Bylaws of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.4 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the
          Commission on December 13, 1994 (File No. 0-20449))...................

4.1 Form of Price Enterprises, Inc. Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the
          Commission on November 17, 1994 (File No. 33-55481))..................

4.2 The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (the "Stock Plan" ) (incorporated herein by reference to Exhibit 10.23 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449))..........

4.3 Form of Incentive Stock Option Agreement under the Stock Plan (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the
          Commission on July 13, 1995 (File No. 33-60999))......................

4.4 Form of Non-Qualified Stock Option Agreement under the Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the
          Commission on July 13, 1995 (File No. 33-60999))......................

4.5 The Price Enterprises Directors' 1995 Stock Option Plan (the "Directors' Plan") (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449))..........

4.6 Form of Non-Qualified Stock Option Agreement under the Directors' Plan (incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the
          Commission on July 13, 1995 (File No. 33-60999))......................

10.1 Form of Revolving Credit Agreement between Price Enterprises, Inc and First Interstate Bank of California dated as of May 17, 1995 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ending June 4, 1995, filed with the
          Commission on July 18, 1995)..........................................

10.2 Operating Agreement, dated as of August 28, 1994, by and among Price Global Trading, Inc., Price Enterprises, Inc., Price/Costco, Inc. and The Price Company (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994 (File
          No. 33-55481))........................................................

10.3 Operating Agreement, dated as of August 28, 1994, by and among Price Quest, Inc., Price Enterprises, Inc., Price/Costco, Inc. and The Price Company (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994 (File No.
          33-55481))............................................................

10.4 Stockholders Agreement, dated as of August 28, 1994, by and among Price Global Trading, Inc., The Price Company, Price/Costco, Inc. and Price Enterprises, Inc. (incorporated herein by reference to Exhibit
          10.8 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994
          (File No. 33-55481))..................................................

10.5 Stockholders Agreement, dated as of August 28, 1994, by and among Price Quest, Inc., The Price Company, Price/Costco, Inc. and Price Enterprises, Inc. (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994 (File
          No. 33-55481))........................................................

10.6 License Agreement, dated as of August 28, 1994, by and among Price/Costco, Inc., The Price Company, Price Quest, Inc. and Price Enterprises, Inc. (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994 (File
          No. 33-55481))........................................................

10.7 License Agreement, dated as of August 28, 1994, by and among Price/Costco, Inc., The Price Company, Price Global Trading, Inc.
          and Price Enterprises, Inc. (incorporated herein by reference to
          Exhibit 10.12 to Amendment No. 1 to the Registration Statement on
          Form S-4 of Price Enterprises, Inc. filed with the Commission on
          November 3, 1994 (File No. 33-55481)).................................

10.8      Form of lease between Price Enterprises, Inc. and The Price
          Company with respect to the Price Club at Pentagon Centre,
          Arlington County, Virginia (incorporated herein by reference to
          Exhibit 10.1 to Amendment No. 2 to the Registration Statement on
          Form S-4 of Price Enterprises, Inc. filed with the Commission on
          November 17, 1994 (File No. 33-55481))................................

10.9      Form of lease between Price Enterprises, Inc. and The Price
          Company with respect to the Price Club at 4605 Morena Boulevard,
          San Diego, California (incorporated herein by reference to Exhibit
          10.18 to Amendment No. 2 to the Registration Statement on Form S-4
          of Price Enterprises, Inc. filed with the Commission on November 17,
          1994 (File No. 33-55481)).............................................

10.10     Form of lease between Price Enterprises, Inc. and The Price
          Company with respect to the Price Club at Wayne, New Jersey (incorporated herein by reference to Exhibit 10.19 to Amendment
          No. 2 to the Registration Statement on Form S-4 of Price
          Enterprises, Inc. filed with the Commission on November 17, 1994
          (File No. 33-55481))..................................................

10.11     Form of lease between Price Enterprises, Inc. and The Price
          Company with respect to the Price Club at Westbury, New York (incorporated herein by reference to Exhibit 10.20 to Amendment
          No. 2 to the Registration Statement on Form S-4 of Price
          Enterprises, Inc. filed with the Commission on November 17, 1994
          (File No. 33-55481))..................................................

10.12 Employment Agreement, dated as of October 25, 1994, by and between Price Enterprises, Inc. and Steve Velazquez (incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-4 of Price Enterprises, Inc.
          filed with the Commission on November 17, 1994 (File No. 33-55481))...

10.13     Employment Agreement, dated as of September 20, 1994, by and between Price Enterprises, Inc. and Robert M. Gans (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc.
          filed with the Commission on November 3, 1994 (File No. 33-55481))....

10.14 Employment Agreement, dated as of October 24, 1994, by and between Price Enterprises, Inc. and Joseph J. Tebo (incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4 of Price Enterprises, Inc.
          filed with the Commission on November 17, 1994 (File No. 33-55481))...

10.15     Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement
          on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 17, 1994 (File No. 33-55481)).............................

10.16     Form of Amended and Restated Loan Agreement between Atlas
          Hotels, Inc. and Price Enterprises, Inc. dated as of March 31, 1995 (incorporated herein by reference to Exhibit 10.2 of Price Enterprises, Inc.'s Quarterly Report on Form 10-Q for the period ending, June 4, 1995, filed with the Commission on July 18, 1995).....

10.17     Form of Amended and Restated Promissory Note Secured by Deed
          of Trust dated March 31, 1995 made by Atlas Hotels, Inc. in favor of Price Enterprises, Inc. (incorporated herein by reference to
          Exhibit 10.3 of Price Enterprises, Inc.'s Quarterly Report on Form 10-Q for the period ending June 4, 1995, filed with the Commission on July 18, 1995).....................................................

10.18     Form of Amended and Restated Deed of Trust with Assignment of
          Leases and Rents and Fixture Filing made as of March 31, 1995 by and among Atlas Hotels, Inc., Chicago Title Company and Price Enterprises, Inc. (incorporated herein by reference to Exhibit
          10.4 of Price Enterprises, Inc.'s Quarterly Report on Form 10-Q
          for the period ending June 4, 1995, filed with the Commission on
          July 18,1995).........................................................

10.19     Form of Amended and Restated Security Agreement made as of
          March 31, 1995 by Atlas Hotels, Inc. in favor of Price
          Enterprises, Inc. (incorporated herein by reference to Exhibit
          10.5 of Price Enterprises, Inc.'s Quarterly Report on Form 10-Q
          for the period ending June 4, 1995, filed with the Commission on
          July 18, 1995.).......................................................

10.20     Form of Capital Reserve Agreement made as of March 31, 1995 by and between Atlas Hotels, Inc. and Price Enterprises, Inc. (incorporated herein by reference to Exhibit 10.6 of Price Enterprises, Inc.'s Quarterly Report on Form 10-Q for the period ending June 4, 1995, filed with the Commission on July 18, 1995)......

21.1      List of Subsidiaries of Price Enterprises, Inc........................

23.1      Consent of Arthur Andersen LLP .......................................

23.2      Consent of Ernst & Young LLP .........................................

27.1      Financial Data Schedule ..............................................