Form 10-Q
period 1995-12-24
PRICE ENTERPRISES INC
filed 1996-01-16
CIK 929647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________


                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 24, 1995


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

The registrant had 23,234,866 common shares, par value $.0001, outstanding at January 10, 1996.

                             PRICE ENTERPRISES, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                            PAGE

   Consolidated Balance Sheets...............................................3

   Consolidated Statements of Income.........................................4

   Consolidated Statements of Cash Flows.....................................5

   Notes to Consolidated Financial Statements................................6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................10



PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS..................................................13


ITEM 2 - CHANGES IN SECURITIES..............................................13

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES....................................13

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS............................................................13

ITEM 5 - OTHER INFORMATION..................................................13

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................13

        Exhibit (15.1) - Independent Accountants' Review Report.............15
        Exhibit (15.2) - Letter of Ernst & Young LLP
                         RE: Unaudited Interim Financial Information........16
        Exhibit (27) - Financial Data Schedules.............................17



                                                DECEMBER 24,      AUGUST 31,
                                                   1995             1995
                                                ------------     ------------
ASSETS                                           (unaudited)        (Note)
Current assets:
 Cash and cash equivalents                        $  5,429         $      -
 Accounts receivable, net                            8,505            5,776
 Merchandise inventories                             4,094            7,385
 Prepaid expenses                                    1,848            1,499
                                                ------------     ------------
   Total current assets                             19,876           14,660

Real estate assets:
 Land and land improvements                        181,830          179,794
 Building and improvements                         177,095          168,808
 Fixtures and equipment                              7,412            7,928
 Construction in progress                            2,435            6,457
                                                ------------     ------------
                                                   368,772          362,987
 Less accumulated depreciation                     (31,058)         (28,233)
                                                ------------     ------------
                                                   337,714          334,754
Other assets:
 Property held for sale, net                        93,051          100,035
 City notes receivable                              30,603           30,835
 Atlas and other notes receivable                   46,139           45,790
 Deferred income taxes                              27,943           29,315
 Deferred rents and leasing costs, net              12,794           11,932
                                                ------------     ------------
                                                   210,530          217,907
                                                ------------     ------------
   Total assets
                                                  $568,120         $567,321
                                                ------------     ------------
                                                ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  5,667         $  2,592
 Accrued expenses                                    3,991            6,186
 Other current liabilities                           5,934            6,095
                                                ------------     ------------
   Total current liabilities                        15,592           14,873


Note payable to PriceCostco                         15,425           15,425
Minority interest of PriceCostco                     2,915            4,938

Stockholders' equity:
  Common stock                                           2                2
  Additional paid-in capital                       548,715          548,705
  Retained earnings (deficit)                          896           (1,197)
  Treasury stock                                   (15,425)         (15,425)
                                                ------------     ------------
                                                   534,188          532,085
                                                ------------     ------------
   Total liabilities and stockholders' equity     $568,120         $567,321
                                                ------------     ------------
                                                ------------     ------------

Note: The balance sheet at August 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC

                       CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited - amounts in thousands, except per share date)

                                                        16 WEEKS ENDED
                                                -----------------------------
                                                 DECEMBER 24,     DECEMBER 18,
                                                     1995             1994
                                                ------------     ------------
Revenues
 Real estate                                      $13,135          $11,771
 Gain on sale of real estate, net                     478                -
 Merchandise sales                                 17,497           29,908
 Other revenues                                       373              406
                                                ------------     ------------
     Total revenues                                31,483           42,085

Operating Expenses
 Real estate:
   Operating, maintenance and administrative        2,458            2,041
   Property taxes                                   1,916            2,094
   Depreciation and amortization                    2,492            1,983
 Merchandising:
   Cost of sales                                   15,968           27,958
   Operating expenses                               6,671            5,612
 General and administrative                           940              971
                                                ------------     ------------
     Total operating expenses                      30,445           40,659
                                                ------------     ------------
Operating income                                    1,038            1,426

Interest and Other
 Interest income, net                               1,688            1,462
 Equity in earnings of Price Club Mexico joint          -              376
 venture
 Minority interest                                  2,023              750
                                                ------------     ------------
     Total interest and other                       3,711            2,588
                                                ------------     ------------

Income before provision for income taxes            4,749            4,014
Provision for income taxes                          2,656            1,338
                                                ------------     ------------
Net income                                        $ 2,093          $ 2,676
                                                ------------     ------------
                                                ------------     ------------
Net income per share                              $   .09          $   .10
                                                ------------     ------------
                                                ------------     ------------

Average number of shares outstanding               23,235           27,000


SEE ACCOMPANYING NOTES.

                            PRICE ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited - amounts in thousands)


                                                       16 WEEKS ENDED
                                                -----------------------------
                                                DECEMBER 24,     DECEMBER 18,
                                                    1995            1994
                                                ------------     ------------
OPERATING ACTIVITIES
Net income                                          $2,093           $2,676
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                     2,992            2,823
   Gain on sale of real estate assets                 (478)               -
   Equity in earnings of Price Club Mexico joint         -             (376)
    venture
   Minority interest of PriceCostco                 (2,023)             219
   Change in accounts receivable and other assets    1,585            1,177
   Change in accounts payable and other              1,720           13,064
    liabilities
   Deferred rents and leasing costs                   (862)          (1,128)
   Other                                                 -             (406)
                                                ------------     ------------
    Net cash flows provided by operating             5,027           18,049
     activities

INVESTING ACTIVITIES
Additions to real estate assets                     (6,736)          (9,913)
Proceeds from sale of real estate assets             8,246              210
Investment in Price Club Mexico joint venture            -           (2,949)
Additions to notes receivable                         (655)               -
Payments of notes receivable                           538              181
                                                ------------     ------------
    Net cash flows provided by (used in)
     investing activities                            1,393          (12,471)


FINANCING ACTIVITIES
Line of credit repayments                           (1,001)               -
Proceeds from exercise of stock options
     including tax benefit                              10                -
Equity adjustment arising from exchange
     agreement                                           -           (8,764)
                                                ------------     ------------

    Net cash flows used in financing activities
                                                      (991)          (8,764)


    Net increase (decrease) in cash                  5,429           (3,186)
CASH AND CASH EQUIVALENTS  AT BEGINNING OF
 PERIOD                                                  -              1,644
                                                ------------     ------------
CASH AND CASH EQUIVALENTS, LESS BANK CHECKS
 OUTSTANDING, AT END OF PERIOD                      $5,429          $(1,542)
                                                ------------     ------------
                                                ------------     ------------


SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 24, 1995

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
Price Enterprises, Inc. (PEI or the Company) became a publicly-traded company on December 21, 1994, following an exchange offer in which approximately 23.2 million shares of PriceCostco, Inc. were exchanged for shares of PEI. However, since August 31, 1994 PEI has operated as a separate company.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 16 weeks ended December 24, 1995 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

With respect to the real estate segment, each fiscal quarter includes three calendar months of operating results; however, the merchandising segment's fiscal quarters are as follows: first quarter -- 16 weeks, second quarter -- 12 weeks, third quarter -- 12 weeks, fourth quarter -- 12 or 13 weeks, depending upon whether the fiscal year has 52 or 53 weeks. Fiscal 1995 included 53 weeks.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE ASSETS
Real estate assets are recorded at PEI's historical costs as adjusted for recognition of impairment losses.

Real estate assets are depreciated using the straight-line method over their estimated useful lives, which are as follows:


        Land improvements                                15 - 25 years
        Buildings and improvements                       10 - 25 years
        Tenant improvements                      Term of related lease
        Fixtures and equipment                                 5 years
        Certain Price Quest MIS assets                         3 years

Property held for sale is recorded at the lower of cost or management's estimates of the expected net proceeds to be received from the eventual sale.

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

INCOME TAXES
Income taxes have been provided for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires companies to account for deferred taxes using the asset and liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES  (CONTINUED)
The operations of the Company for the first quarter ended December 18, 1994 are included in the consolidated tax returns of PriceCostco. The provision for income taxes since that date have been computed for PEI as a stand-alone entity, therefore, losses incurred by 51% owned subsidiaries were not accorded any tax benefit. As of November 27, 1995 both Price Quest and Price Global were restructured as limited liability companies which are treated as partnerships for income tax purposes.


NOTE 2 - NOTES RECEIVABLE

Notes receivable are recorded at PEI's historical cost as adjusted for recognition of impairment losses. They include amounts loaned to municipalities and agencies (City Notes) to facilitate real property acquisitions and improvements. The City Notes bear interest at rates which range from 7% to 10%. Repayment of the majority of these notes is generally based on that municipality's allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note.

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


NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 4 - LINE OF CREDIT FACILITY

The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1997. Interest is charged at the bank's base rate, or at rates slightly higher than LIBOR pricing, at the Company's election. There were no outstanding borrowings on this facility as of December 24, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis compares the results of operations for the first quarter of fiscal 1996 ended December 24, 1995 to the first quarter of fiscal 1995 ended December 18, 1994. The Company invests in real estate and related assets, in addition to certain merchandising businesses which include Price Quest, Price Global Trading and Price Ventures activities. Where appropriate, the financial results for these two business segments are discussed separately. In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

REAL ESTATE RENTAL OPERATIONS

                               Revenue           Percent           Operating                          Percent
                                Amount            Change             Income           Change           Change
                              -----------       ----------         ----------       ----------       ----------
 1st Quarter - FY 1996          $13,135          12%                 $6,269            $616            11%
 1st Quarter - FY 1995           11,771            --                 5,653              --              --


     Each fiscal quarter reflects 3 calendar months of activity for the real estate segment. Operating income is defined as rental revenue, including common area expense reimbursements, less the related real estate expenses including unreimburseable expenses for unimproved land and certain developed properties with vacant space, and depreciation.

     The increase in revenue and operating income was due to the opening of the Pentagon City (VA) center during the second quarter of fiscal 1995 and increases in rental revenue from properties located in Mapleshade (NJ), Worcester (MA), and Contra Costa (CA), somewhat offset by a decline in rental revenue in Phoenix
(AZ) due to the sale of the property in March of 1995.


ADJUSTED FUNDS FROM OPERATIONS

                                                   Less                Add           Adjusted
                               Operating       Straight-line      Depreciation      Funds from            Percent
                                Income            Rentals            Expense        Operations             Change
                              -----------       ----------         ----------       ----------       ----------
 1st Quarter - FY 1996          $6,269            $(780)             $2,492           $7,981          17%

 1st Quarter - FY 1995           5,653             (800)              1,983            6,836             --


     Real estate industry analysts generally consider funds from operations
(FFO) to be a measure of performance for real estate-oriented companies. As defined by the National Association for Real Estate Investment Trusts (NAREIT), it is the pre-tax income determined in accordance with GAAP, excluding gains (losses) from sales of property, after adding back depreciation and amortization expense. Due to the significance of straight-line rent accruals, which represent noncash revenues associated with fixed future minimum rent increases, the Company has adjusted the NAREIT definition to eliminate straight-line rents when computing its adjusted FFO.

     Adjusted FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

     The growth in adjusted FFO reflects many of the factors mentioned in the operating income discussion above.

GAINS ON SALE OF REAL ESTATE

                                                                 Percent
                              Amount            Change            Change
                            -----------       ----------         ----------
 1st Quarter - FY 1996         $478              $478               100%

 1st Quarter - FY 1995            0                --                --


     Gains on the sale of real estate related to the sales of properties in S.W. Denver (CO), North Highlands (CA), Sunnyvale (CA), and Palm Harbor (FL), somewhat offset by a loss on the sale of property in West Palm Beach (FL).



MERCHANDISING OPERATIONS

                                Sales            Percent             Gross            % of            Percent
                                Amount           Change              Margin           Sales            Change
                              -----------       ----------         ----------       ----------       ----------
 1st Quarter - FY 1996          $17,497           -41%               $1,529             8.7%            -22%
 1st Quarter - FY 1995           29,908             ---               1,950             6.5%              ---

     Merchandise sales include Price Quest and international trading businesses. Gross margin is defined as merchandise sales less the related merchandise costs. In fiscal 1996, the decrease in sales is attributed to a 51% decrease in sales for Price Quest, from $12.1 million in first quarter fiscal 1995 to $5.9 million for the same period in fiscal 1996, primarily as a result of eliminating merchandise displays. Price Global Trading sales declined 42% compared to the prior year due to the continued loss of sales from certain international trading customers in Hong Kong and Mexico. These decreases were somewhat offset by an increase in sales by Price Ventures of $1.3 million.

   The increase in gross margin as a percent of sales during first quarter fiscal 1996 was primarily due to the impact of sales generated by ancillary Price Quest businesses at gross margins higher than last year. Somewhat offsetting to this margin increase was the shifting of sales from Price Quest to the international businesses which typically have a lower gross margin structure.



MERCHANDISING OPERATING EXPENSES

                                                                      Percent
                                   Amount             Change           Change
                                ----------         ----------        ----------
 1st Quarter - FY 1996             $6,671             $1,059            19%
 1st Quarter - FY 1995              5,612                ---               ---


     The increase in merchandising operating expenses was primarily due to the shifting of expenses to Price Ventures and Price Global Trading subsequent to the sale of Price Club Mexico during April of 1995. Previously these expenses were reimbursed by the Mexican joint venture. These increases were partially offset by a slight decrease in expenses for Price Quest.



GENERAL AND ADMINISTRATIVE EXPENSES

                                                                      Percent
                                  Amount             Change            Change
                                ----------         ----------        ----------
 1st Quarter - FY 1996             $940               $(31)              -3%
 1st Quarter - FY 1995              971                 ---              ---

     The decrease in expenses is due to the inclusion of certain start-up expenses in the first quarter of fiscal 1995.

INTEREST INCOME (NET)

                                                                      Percent
                                  Amount             Change            Change
                                ----------         ----------        ----------
 1st Quarter - FY 1996            $1,688              $226              15%
 1st Quarter - FY 1995             1,462               ---              ---

     The increase in interest income was due to higher interest income on the Atlas note receivable.



MINORITY INTEREST
                                                                      Percent
                                  Amount             Change            Change
                                ----------         ----------        ----------
 1st Quarter - FY 1996            $2,023             $1,273              170%
 1st Quarter - FY 1995               750                ---               ---

     Minority interest reflects PriceCostco's share of the net after-tax losses generated by Price Quest, Price Global Trading and Mexico Clubs LLC. In fiscal 1996, the increase in minority interest was due to higher losses from these subsidiaries and the impact of not being able to deduct, for income tax purposes, the related net operating losses.



PROVISION FOR INCOME TAXES


                                                                      Percent
                                  Amount             Change            Change
                                ----------         ----------        ----------
 1st Quarter - FY 1996            $2,656             $1,318              99%
 1st Quarter - FY 1995             1,338                --               --

   During the first quarter of fiscal 1995, losses incurred by the 51%-owned subsidiaries prior to December 21, 1994 were tax deductible by PriceCostco, and the corresponding benefits were transferred to these subsidiaries in accordance with certain tax sharing agreements. Losses after that date were not deductible; therefore, income tax expense for the first quarter of fiscal 1996 is higher than the prior year level. Recently, these subsidiaries were restructured as limited liability companies which are treated as partnerships for income tax purposes. PEI recognizes a tax benefit for tax losses occurring subsequent to the restructuring date.

LIQUIDITY AND CAPITAL RESOURCES
   While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through net cash provided by real estate operations and through borrowings under the unsecured revolving line of credit facility. Approximately $93 million of the Company's real estate assets are being held for sale, and the cash flow that may ultimately be generated by sales of these properties represents a major source of additional capital resources. To the extent that investment opportunities exceed available cash flow from these sources, the Company's unleveraged balance sheet should enable it to access significant amounts of capital through bank credit facilities and/or securitized debt offerings, or the Company may choose to seek additional funds through future public equity offerings.

   The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1997. Advances bear interest, at the Company's option, at either LIBOR plus 0.40% or the bank's Base Rate, as defined. The agreement requires that the Company not sell or pledge certain property with a net book value of $180 million as of August 31, 1995, that the Company maintain certain net worth and debt-to-equity ratios, and that a facility fee of 0.15% of the commitment amount be paid annually. As of December 24, 1995, there was no outstanding balance on the credit facility.

   Consistent with historical trends, operating income from real estate activities increases as properties are developed and declines as properties are sold. The Company's liquidity is primarily affected by the timing and magnitude of rental property acquisition, development and disposition.



INFLATION
   Because a substantial number of the Company's leases contain provisions for rent increases based on changes in various consumer price indices, based on fixed rate increases, or based on percentage rent if tenant sales exceed certain base amounts, inflation is not expected to have a significant material impact on future net income or cash flow from developed and operating properties. In addition, substantially all leases are "triple net," whereby specific operating expenses and property taxes are passed through to the tenant. For undeveloped or under-developed properties, inflation could increase the Company's cost of carrying and developing the properties; however, inflation would likely increase the future sales value of the properties.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ---

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

   None.

ITEM 5.  OTHER INFORMATION ---

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ---

   (a)  The following exhibits are included herein or incorporated by reference:
         (15.1) Independent Accountant's Review Report
         (15.2) Letter of Ernst & Young LLP re: Unaudited Interim Financial
                Information
         (27) Financial Data Schedules
   (b) No reports on Form 8-K were filed for the 16 weeks ended December 24, 1995.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRICE ENTERPRISES, INC.
                                    REGISTRANT


Date: January 11, 1996              /s/ Robert E. Price
                                    -------------------
                                    Robert E. Price
                                    PRESIDENT & CHIEF EXECUTIVE OFFICER


Date: January 11, 1996              /s/ Daniel T. Carter
                                    --------------------
                                    Daniel T. Carter
                                    EXECUTIVE VICE PRESIDENT,
CHIEF FINANCIAL OFFICER