Form 10-Q
period 1996-03-17
PRICE ENTERPRISES INC
filed 1996-04-17
CIK 929647

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             _____________________


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 17, 1996


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

The registrant had 23,278,611 common shares, par value $.0001, outstanding at April 9, 1996.

                            PRICE ENTERPRISES, INC.
                               AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                        PAGE
                                                                     ----
         Consolidated Balance Sheets....................................3

         Consolidated Statements of Income..............................4

         Consolidated Statements of Cash Flows..........................5

         Notes to Consolidated Financial Statements.....................6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...........................10



                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.............................................15

ITEM 2 - CHANGES IN SECURITIES.........................................15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES...............................15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........15

ITEM 5 - OTHER INFORMATION.............................................15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................15

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            PRICE ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                             MARCH 17,         AUGUST 31,
                                               1996              1995
                                            ----------         ---------
ASSETS                                      (unaudited)         (Note)
Current assets:
  Cash and cash equivalents                 $   7,663          $    ---
  Accounts receivable, net                      5,508             5,776
  Merchandise inventories                       1,807             7,385
  Prepaid expenses and other current
    assets                                      4,690             1,499
                                            ---------          --------
    Total current assets                       19,668            14,660

Real estate assets:
  Land and land improvements                  179,817           179,794
  Building and improvements                   176,457           168,808
  Fixtures and equipment                        7,169             7,928
  Construction in progress                      4,201             6,457
                                            ---------          --------
                                              367,644           362,987
  Less accumulated depreciation               (32,217)          (28,233)
                                            ---------          --------
                                              335,427           334,754

Other assets:
  Property held for sale, net                  92,922           100,035
  City notes receivable                        30,126            30,835
  Atlas and other notes receivable             49,271            45,790
  Deferred income taxes                        25,114            29,315
  Deferred rents and leasing costs, net        13,511            11,932
                                            ---------          --------
                                              210,944           217,907
                                            ---------          --------
    Total assets                             $566,039          $567,321
                                            ---------          --------
                                            ---------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $   2,800          $  2,592
  Accrued expenses                              3,277             6,186
  Note payable to PriceCostco                  15,425               ---
  Other current liabilities                     7,657             6,095
                                            ---------          --------
    Total current liabilities                  29,159            14,873

Note payable to PriceCostco                       ---            15,425
Minority interest of PriceCostco                  454             4,938
Stockholders' equity:
  Common stock                                      2                 2
  Additional paid-in capital                  549,189           548,705
  Retained earnings (deficit)                   2,660            (1,197)
  Treasury stock                              (15,425)          (15,425)
                                            ---------          --------
                                              536,426           532,085
                                            ---------          --------
    Total liabilities and stockholders'
       equity                                $566,039          $567,321
                                            ---------          --------
                                            ---------          --------


Note: The balance sheet at August 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                            PRICE ENTERPRISES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
           (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  SECOND QUARTER                  YEAR-TO-DATE
                                                     (12 WEEKS)                     (28 WEEKS)
                                             --------------------------       ------------------------
                                             MARCH 17,        MARCH 12,       MARCH 17,      MARCH 12,
                                               1996             1995            1996           1995
                                             ---------        ---------       ---------      ---------
REVENUES
  Real estate                                  $14,152          $13,617         $27,287        $25,388
  Gain (loss) on sale of real estate, net          179             (181)            657           (181)
  Merchandise sales                              5,205           13,912          22,702         43,820
  Other revenues                                   420              (48)            793            358
                                               -------          -------         -------       --------
      Total revenues                            19,956           27,300          51,439         69,385

OPERATING EXPENSES
  Real estate:
    Operating, maintenance and administrative
      expenses                                   3,100            2,510           5,558          4,551
    Property taxes                               2,250            2,595           4,166          4,689
    Depreciation and amortization                2,494            2,437           4,986          4,420
  Merchandising:
    Cost of sales                                5,775           12,960          21,743         40,918
    Operating expenses                           5,356            4,614          12,027         10,226
  General and administrative                       843              992           1,783          1,963
  Provision for asset impairments                1,000              ---           1,000            ---
                                               -------          -------         -------       --------
      Total operating expenses                  20,818           26,108          51,263         66,767
                                               -------          -------         -------       --------
Operating income (loss)                           (862)           1,192             176          2,618

INTEREST AND OTHER
  Interest income, net                           1,741            1,356           3,429          2,818
  Loss of Price Club Mexico joint venture          ---           (5,514)            ---         (5,138)
  Minority interest                              2,110            2,935           4,133          3,685
                                               -------          -------         -------       --------
      Total interest and other                   3,851           (1,223)          7,562          1,365
                                               -------          -------         -------       --------

Income (loss) before provision for income        2,989              (31)          7,738          3,983
  taxes
Provision for income taxes                      (1,225)            (345)         (3,881)        (1,683)
                                               -------          -------         -------       --------
Net income (loss)                              $ 1,764          $  (376)        $ 3,857       $  2,300
                                               -------          -------         -------       --------
                                               -------          -------         -------       --------

Net income (loss) per share                    $   .08          $  (.01)        $   .17      $     .09
                                               -------          -------         -------       --------
                                               -------          -------         -------       --------


Average number of shares outstanding            23,256           25,427          23,244         26,326


SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)


                                                             YEAR-TO-DATE
                                                              (28 WEEKS)
                                                     ----------------------------
                                                     MARCH 17,          MARCH 12,
                                                       1996               1995
                                                     ---------          ---------
OPERATING ACTIVITIES
Net income                                             $3,857            $2,300
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                       5,926             5,853
    Loss (gain) on sale of real estate assets            (462)              181
    Provision for asset impairments                     1,000              ---
    Equity in losses of Price Club Mexico joint
      venture                                            ---              2,338
    Loss on sale of Price Club Mexico joint
      venture (net)                                      ---              2,200
    Minority interest of PriceCostco                   (4,133)           (3,685)
    Change in accounts receivable and other
      assets                                            6,506           (32,831)
    Change in accounts payable and other
      liabilities                                        (138)           32,653
    Deferred rents and leasing costs                   (1,579)           (1,754)
                                                      -------           -------
        Net cash flows provided by operating
          activities                                   10,977             7,255

INVESTING ACTIVITIES
Additions to real estate assets                       (12,728)          (12,932)
Proceeds from sale of real estate assets                9,953             5,758
Investment in Price Club Mexico joint venture            ---             (3,883)
Additions to notes receivable                          (1,080)             ---
Payments of notes receivable                            1,058             3,473
                                                      -------           -------
        Net cash flows used in investing activities    (2,797)           (7,584)

FINANCING ACTIVITIES
Line of credit repayments                              (1,001)             ---
Proceeds from exercise of stock options
  including tax benefit                                   484              ---
Equity adjustment arising from exchange agreement        ---             (1,693)
PriceCostco equity contributions to subsidiaries         ---              3,430
                                                      -------           -------
        Net cash flows provided by (used in)
          financing activities                           (517)            1,737
                                                      -------           -------
        Net increase in cash and cash equivalents       7,663             1,408
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                 ---              1,644
                                                      -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $7,663            $3,052
                                                      -------           -------
                                                      -------           -------
SUPPLEMENTAL DISCLOSURE:
  Treasury stock acquired for note payable               ---            $45,925


SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                March 17, 1996


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
Price Enterprises, Inc. (PEI or the Company) became a publicly-traded company on December 21, 1994, following an exchange offer in which approximately 23.2 million shares of PriceCostco, Inc. were exchanged for shares of PEI. However, since August 31, 1994 PEI has operated as a separate company.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 28 weeks ended March 17, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996.

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

                              PRICE ENTERPRISES, INC.

                                    (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASSET IMPAIRMENTS
The Company regularly evaluates the estimated fair value of its assets and records appropriate provisions for asset impairments. The various notes receivable are evaluated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." Beginning with fiscal 1996, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," has been adopted and applied to real estate assets.

REAL ESTATE ASSETS
Real estate assets are recorded at PEI's historical costs as adjusted for recognition of impairment losses.

Real estate assets are depreciated using the straight-line method over their estimated useful lives, which are as follows:


        Land improvements                     15 - 25 years
        Buildings and improvements            10 - 25 years
        Fixtures and equipment                      5 years
        Certain Price Quest MIS assets              3 years


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

The operations of the Company for the first quarter of fiscal 1995 ended December 18, 1994 are included in the consolidated tax returns of PriceCostco. The provision for income taxes since that date has been computed for PEI as a stand-alone entity, therefore, losses incurred by 51% owned subsidiaries were not accorded any tax benefit. As of November 27, 1995 both Price Quest and Price Global were restructured as limited liability companies which are treated as partnerships for income tax purposes. Accordingly, PEI's share of the operating results of these companies is included in PEI's tax return.



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

The Company holds a note receivable from Atlas Hotels, Inc. (Atlas Note) which is collateralized by hotel property in San Diego, California. On April 3, 1995 the debt obligation was restructured and now requires repayment after five years of all outstanding indebtedness, with interest accruing on the outstanding principal at 10% per annum. Interest is payable monthly at a rate equal to the six month LIBOR rate plus 2.5% per annum (not to exceed 8% per annum through December 1, 1996), and the interest not currently payable is added to the principal amount of the loan.

In addition to the Atlas Note, the Company holds $6.6 million of notes receivables received as partial consideration for the sale of certain real estate properties. Interest rates for these notes vary from 9.5% to 9.75% and their maturities extend through March 1999.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


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


NOTE 4 - REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.


NOTE 5 - LINE OF CREDIT FACILITY

The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1997. Interest is charged at the bank's base rate, or at rates slightly higher than LIBOR pricing, at the Company's election. There were no outstanding borrowings on this facility as of March 17, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis compares the results of operations for the second quarter and year-to-date periods of fiscal 1996 ended March 17, 1996 to the second quarter and year-to-date periods of fiscal 1995 ended March 12, 1995. The Company invests in real estate and related assets, in addition to certain merchandising businesses which include Price Quest, Price Global Trading and Price Ventures activities. Where appropriate, the financial results for these two business segments are discussed separately. In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.


REAL ESTATE RENTAL OPERATIONS

                               Revenue    Percent    Operating                Percent
                               Amount     Change      Income      Change      Change
                               -------    -------    ---------    ------      -------
2nd Quarter - FY 1996          $14,152      3.9%      $ 6,308      $233        3.8%
2nd Quarter - FY 1995           13,617      ---         6,075       ---        ---

Year-to-date - FY 1996         $27,287      7.5%      $12,577      $849        7.2%
Year-to-date - FY 1995          25,388      ---        11,728       ---        ---


    Each fiscal quarter reflects 3 calendar months of activity for the real estate segment. Operating income is defined as rental revenue, including common area expense reimbursements, less the related real estate expenses, including all unreimburseable expenses associated with unimproved land and certain developed properties with vacant space. In addition, operating income reflects depreciation expense, but it does not reflect provisions for asset impairments or gain (loss) on sale of real estate.

    During the second quarter and year-to-date periods, the increase in revenue and operating income was primarily due to increased revenues from the Pentagon City (VA) center which was not operational during much of the first quarter of fiscal 1995. In addition, there were increased expense reimbursements and additional lease-up of various properties during fiscal 1996. These increases were somewhat offset by the loss of income due to the sale of the Phoenix (AZ) property in March 1995.


ADJUSTED FUNDS FROM OPERATIONS


                                              Add             Less              Adjusted
                           Operating      Depreciation     Straight-line       Funds from       Percent
                            Income          Expense          Rentals           Operations       Change
                           ---------      ------------     -------------       ----------       -------
2nd Quarter - FY 1996       $ 6,308         $2,494           $  (666)           $ 8,136          6.9%
2nd Quarter - FY 1995         6,075          2,437              (902)             7,610          ---

Year-to-date - FY 1996      $12,577         $4,986           $(1,446)           $16,117         11.6%
Year-to-date - FY 1995       11,728          4,420            (1,702)            14,446          ---


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

    The growth in adjusted FFO for the second quarter and the year-to-date periods reflects the impact of the factors mentioned in the operating income discussion above. In addition, modifications to certain leases during the second quarter of fiscal 1996 resulted in reversals of previously accrued straight-line rent.


GAIN (LOSS) ON SALE OF REAL ESTATE



                                Gain (Loss)                     Percent
                                  on Sale          Change       Change
                                -----------        ------       -------
2nd Quarter - FY 1996               $179            $360          199%
2nd Quarter - FY 1995               (181)            ---          ---

Year-to-date - FY 1996              $657            $838          463%
Year-to-date - FY 1995              (181)           ---           ---


    During the second quarter of fiscal 1996, gains on the sale of real estate related to the sales of properties in San Diego (Convoy Ct.) and Fremont (CA). The fiscal 1996 year-to-date amount also reflects gains on the sales of properties in S.W. Denver (CO), North Highlands (CA), Sunnyvale (CA), and Palm Harbor (FL). These gains were partially offset by a loss on the sale of property in West Palm Beach (FL) during the first quarter. The loss on the sale of property during fiscal 1995 was the result of a sale of property located in Phoenix (AZ).


PROVISION FOR ASSET IMPAIRMENTS


                                                              Percent
                                  Amount         Change       Change
                                  ------         ------       -------
2nd Quarter - FY 1996             $1,000         $1,000          ---
2nd Quarter - FY 1995               ---            ---           ---

Year-to-date - FY 1996            $1,000         $1,000          ---
Year-to-date - FY 1995              ---            ---           ---



    During second quarter fiscal 1996, a non-cash charge of $1.0 million was taken to write down the carrying value of real estate properties which are being held for sale and which are expected to generate net sales proceeds below their
current book values.   On an aggregate basis this adjustment approximated a 1%
write-down to the carrying value of all properties held for sale as of March 17, 1996.

MERCHANDISING OPERATIONS

                           Sales        Percent       Gross        % of         Percent
                           Amount       Change        Margin       Sales        Change
                          -------       -------       ------      -------       -------
2nd Quarter - FY 1996     $ 5,205        (63%)        $ (570)     (11.0%)        (160%)
2nd Quarter - FY 1995      13,912        ---             952        6.8%          ---

Year-to-date - FY 1996    $22,702        (48%)        $  959        4.2%          (67%)
Year-to-date - FY 1995     43,820        ---           2,902        6.6%          ---


    Merchandise sales include Price Quest and international exports to licensees and other international customers. Gross margin is defined as merchandise sales less the related merchandise costs.

    For the 12-week period of the second quarter, the decrease in sales is attributed to a 70% decline in sales for Price Quest, from $6.1 million in second quarter fiscal 1995 to $1.8 million in fiscal 1996, primarily as a result of eliminating merchandise displays. Export sales declined 57% compared to the prior year due to the discontinuation of sales to certain international customers. As a result, the majority of sales during fiscal 1996 support the Guam/Saipan licensee's operations. For the 28-week year-to-date period, Price Quest experienced a 58% decline in sales and export sales declined 41%.

    The decrease in gross margin as a percent of sales during second quarter fiscal 1996 was primarily due to the impact of reserves established for Price Quest related to discontinuing the furniture business, disposing of display and central fulfillment inventories which were not sold during the holiday season, and disposing of certain kiosk fixtures and equipment. Prior to taking into account the reserves, Price Quest realized a gross margin of 9.6% and export sales realized a gross margin of 3.2% during the second quarter of fiscal 1996. During the 28-week year-to-date period gross margins were likewise adversely affected by the Price Quest reserves.


MERCHANDISING OPERATING EXPENSES



                                                              Percent
                                   Amount        Change       Change
                                   ------        ------       -------
2nd Quarter - FY 1996             $ 5,356        $  742         16.1%
2nd Quarter - FY 1995               4,614          ---           ---

Year-to-date - FY 1996            $12,027        $1,801         17.6%
Year-to-date - FY 1995             10,226          ---           ---


    During the second quarter and the year-to-date periods, the increase in expenses was primarily due to Price Ventures and Price Global Trading activities. Much of this increase relates to PEI expenses associated with supporting the Price Club Mexico operations during early fiscal 1995 which were reimbursed by the joint venture. After the sale of PEI's interest in the joint venture in April 1995, reimbursements were discontinued, and the Company's expenses rose accordingly. In addition, severance expense of approximately $0.7 million associated with employee terminations was recorded during the second quarter of fiscal 1996.


GENERAL AND ADMINISTRATIVE EXPENSES


                                                              Percent
                                  Amount         Change       Change
                                  ------         ------       -------
2nd Quarter - FY 1996             $  843         $(149)       (15.0%)
2nd Quarter - FY 1995                992           ---          ---

Year-to-date - FY 1996            $1,783         $(180)        (9.2%)
Year-to-date - FY 1995             1,963           ---          ---


    The decrease in expenses for the second quarter and the year-to-date periods was due to the inclusion of an accrual for certain employee incentive benefit programs in the second quarter of fiscal 1995 for which a less significant accrual was made in the current year. The declines were somewhat offset by legal fees incurred during fiscal 1996 with respect to defense efforts associated with the stockholder lawsuit.

INTEREST INCOME (NET)


                                                              Percent
                                  Amount         Change       Change
                                  ------         ------       -------
2nd Quarter - FY 1996             $1,741          $385          28%
2nd Quarter - FY 1995              1,356           ---         ---

Year-to-date - FY 1996            $3,429          $611          22%
Year-to-date - FY 1995             2,818           ---         ---


       The increase in net interest income during the second quarter was due to the addition of two notes receivable that were received as partial consideration for the sale of certain properties, reduced interest expense to PriceCostco and increased interest income on invested cash balances. During the year-to-date period, interest income increased as a result of the factors mentioned above, as well as higher interest income on the Atlas Note and increased amounts of capitalized interest associated with construction projects.


OTHER INCOME (NET)


                           Price Club        Minority       Total Other                 Percent
                             Mexico          Interest         Income         Change     Change
                           ----------        --------       -----------      ------     -------
2nd Quarter - FY 1996          ---            $2,110          $2,110         $4,689       182%
2nd Quarter - FY 1995       $(4,183)           1,604          (2,579)           ---       ---

Year-to-date - FY 1996         ---            $4,133          $4,133         $5,586       384%
Year-to-date - FY 1995      $(3,955)           2,502          (1,453)           ---       ---


       During fiscal 1995, the Price Club Mexico amounts represent the Company's equity in losses of the joint venture, after taking into account PriceCostco's 49% minority interest in Mexico Clubs, as well as the loss on the sale of the Company's interest to PriceCostco. Minority interest represents the allocation of Price Quest and Price Global Trading losses to PriceCostco. Late in the first quarter of fiscal 1996 Price Quest and Price Global Trading were restructured as limited liability companies and as of that time minority interest has been allocated on a pre-tax basis. The increase in minority interest for the second quarter and year-to-date periods was a result of increased losses of Price Quest and Price Global Trading during fiscal 1996 being allocated to PriceCostco's 49% minority interest.


PROVISION FOR INCOME TAXES



                                                              Percent
                                  Amount         Change       Change
                                  ------         ------       -------
2nd Quarter - FY 1996             $1,225         $  880         255%
2nd Quarter - FY 1995                345           ---          ---

Year-to-date - FY 1996            $3,881         $2,198         131%
Year-to-date - FY 1995             1,683           ---          ---


       During the first quarter of fiscal 1995, losses incurred by the 51%-owned subsidiaries prior to December 21, 1994 were tax deductible by PriceCostco, and the corresponding benefits were transferred to these subsidiaries in accordance with certain tax sharing agreements. Losses after that date were not deductible until Price Quest and Price Global Trading were restructured as limited liability companies in the first quarter of fiscal 1996. Subsequent to the restructuring date, these companies have been treated as partnerships for income tax purposes, and PEI recognizes tax benefits for its share of any tax losses.

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

       The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1997. Advances bear interest, at the Company's option, at either LIBOR plus 0.40% or the bank's Base Rate, as defined. The agreement requires that the Company not sell or pledge certain property with a net book value of $180 million as of August 31, 1995, that the Company maintain certain net worth and debt-to-equity ratios, and that a facility fee of 0.15% of the commitment amount be paid annually. As of March 17, 1996, there was no outstanding balance on the credit facility.

       Consistent with historical trends, operating income from real estate activities increases as properties are developed and fluctuates as properties are sold. The Company's liquidity is primarily affected by the timing and magnitude of rental property acquisition, development and disposition.


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

ITEM 2.  CHANGES IN SECURITIES ---
       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ---
       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ---
       The annual meeting of the Company's stockholders was held on January 16, 1996. As of the record date there were 23,234,866 shares outstanding.

       The following Directors were elected at the meeting:


                                   Votes For           Votes Withheld
                                  ----------           --------------
         Nancy Y. Bekavac         21,196,922               17,912
         William P. Dickey        21,197,717               17,117
         Murray L. Galinson       21,198,557               16,277
         Katherine L. Hensley     21,198,032               16,802
         Leon C. Janks            21,196,792               18,042
         Paul A. Peterson         21,199,270               15,564
         Robert E. Price          21,197,043               17,791

       No other matters were voted on or approved.


ITEM 5.  OTHER INFORMATION ---
       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ---

       (a) The following exhibits are included herein or incorporated by reference:
               (15.1) Independent Accountants' Review Report
               (15.2) Letter re: Unaudited Interim Financial Information
               (27) Financial Data Schedules
       (b) No reports on Form 8-K were filed for the 12 weeks ended March 17, 1996.

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRICE ENTERPRISES, INC.
                                     REGISTRANT


Date: April 10, 1996                 /s/ Robert E. Price
                                     -----------------------------
                                     Robert E. Price
                                     PRESIDENT & CHIEF EXECUTIVE OFFICER


Date: April 10, 1996                 /s/ Daniel T. Carter
                                     -----------------------------
                                     Daniel T. Carter
                                     EXECUTIVE VICE PRESIDENT,
                                     CHIEF FINANCIAL OFFICER