Form 10-Q
period 1996-06-09
PRICE ENTERPRISES INC
filed 1996-07-11
CIK 929647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 9, 1996


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

The registrant had 23,285,851 common shares, par value $.0001, outstanding at July 9, 1996.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . 10


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 5 - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 15

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             PRICE ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               June 9,       August 31,
                                                                1996           1995
                                                              --------       --------
ASSETS                                                      (unaudited)       (Note)
Current assets:
  Cash and cash equivalents                                   $ 28,013       $    ---
  Accounts receivable, net                                       5,895          5,776
  Merchandise inventories                                        1,371          7,385
  Prepaid expenses and other current assets                      5,002          1,499
                                                              --------       --------
    Total current assets                                        40,281         14,660

Real estate assets:
  Land and land improvements                                   180,773        179,794
  Building and improvements                                    178,854        168,808
  Fixtures and equipment                                         7,770          7,928
  Construction in progress                                       3,246          6,457
                                                              --------       --------
                                                               370,643        362,987
  Less accumulated depreciation                                (34,415)       (28,233)
                                                              --------       --------
                                                               336,228        334,754

Other assets:
  Property held for sale, net                                   78,621        100,035
  City notes receivable                                         29,867         30,835
  Atlas and other notes receivable                              49,022         45,790
  Deferred income taxes                                         23,244         29,315
  Deferred rents and leasing costs, net                         14,884         11,932
                                                              --------       --------
                                                               195,638        217,907
                                                              --------       --------
    Total assets                                              $572,147       $567,321
                                                              --------       --------
                                                              --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $  3,099       $  2,592
  Accrued expenses                                               4,981          6,186
  Note payable to PriceCostco                                   15,425            ---
  Other current liabilities                                      7,692          6,095
                                                              --------       --------
    Total current liabilities                                   31,197         14,873

Note payable to PriceCostco                                        ---         15,425
Minority interest                                                1,470          4,938
Stockholders' equity:
  Common stock                                                       2              2
  Additional paid-in capital                                   549,376        548,705
  Retained earnings (deficit)                                    5,527         (1,197)
  Treasury stock                                               (15,425)       (15,425)
                                                              --------       --------
                                                               539,480        532,085
                                                              --------       --------
    Total liabilities and stockholders' equity                $572,147       $567,321
                                                              --------       --------
                                                              --------       --------

Note: The balance sheet at August 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited - amounts in thousands, except per share data)

                                                                    Third Quarter                 Year-to-Date
                                                                      (12 weeks)                   (40 weeks)
                                                               ----------------------        ----------------------
                                                               June 9,        June 4,        June 9,        June 4,
                                                                 1996           1995           1996           1995
                                                               -------        -------        -------        -------
REVENUES
  Real estate                                                  $14,536        $13,344        $41,823        $38,732
  Gain (loss) on sale of real estate, net                           92            ---            749           (181)
  Merchandise sales                                              6,875         11,467         29,577         55,287
  Other revenues                                                   373             (8)         1,166            350
                                                               -------        -------        -------        -------
       Total revenues                                           21,876         24,803         73,315         94,188

OPERATING EXPENSES
  Real estate:
    Operating, maintenance and administrative
       expenses                                                  3,307          2,682          8,865          7,233
    Property taxes                                               2,097          2,254          6,263          6,943
    Depreciation and amortization                                2,581          2,823          7,567          7,243
  Merchandising:
    Cost of sales                                                6,560         10,584         28,303         51,502
    Operating expenses                                           4,028          5,028         16,055         15,254
  General and administrative                                       890            505          2,673          2,468
  Provision for asset impairments                                  ---            ---          1,000            ---
                                                               -------        -------        -------        -------
       Total operating expenses                                 19,463         23,876         70,726         90,643
                                                               -------        -------        -------        -------
Operating income                                                 2,413            927          2,589          3,545

INTEREST AND OTHER
  Interest income, net                                           1,993          1,660          5,422          4,478
  Loss of Price Club Mexico joint venture                          ---            ---            ---         (5,138)
  Minority interest                                                454          1,610          4,587          5,295
                                                               -------        -------        -------        -------
       Total interest and other                                  2,447          3,270         10,009          4,635
                                                               -------        -------        -------        -------

Income before provision for income taxes                         4,860          4,197         12,598          8,180
Provision for income taxes                                      (1,993)        (3,575)        (5,874)        (5,258)
                                                               -------        -------        -------        -------
Net income                                                     $ 2,867        $   622        $ 6,724        $ 2,922
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------

Net income per share                                           $   .12        $   .03        $   .29        $   .12
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------

Average number of shares outstanding                            23,280         23,224         23,255         25,395

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited - amounts in thousands)

                                                                    Year-to-Date
                                                                     (40 weeks)
                                                               ----------------------
                                                               June 9,        June 4,
                                                                 1996           1995
                                                               -------        -------
OPERATING ACTIVITIES
Net income                                                     $ 6,724        $ 2,922
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                 8,759          9,260
    Loss (gain) on sale of real estate assets                     (553)           181
    Provision for asset impairments                              1,000            ---
    Equity in losses of Price Club Mexico joint venture            ---          2,338
    Loss on sale of Price Club Mexico joint venture (net)          ---          2,200
    Minority interest of PriceCostco                            (4,587)        (5,295)
    Change in accounts receivable and other assets               8,112        (33,099)
    Change in accounts payable and other liabilities             1,898         20,609
    Deferred rents and leasing costs                            (2,953)        (2,497)
                                                               -------        -------
      Net cash flows provided by (used in)
        operating activities                                    18,400         (3,381)


INVESTING ACTIVITIES
Additions to real estate assets                                (16,445)       (19,690)
Proceeds from sale of real estate assets                        24,431         10,190
Proceeds from sale of Price Club Mexico joint venture              ---         34,500
Investment in Price Club Mexico joint venture                      ---         (3,883)
Additions to notes receivable                                   (1,836)           ---
Payments of notes receivable                                     2,323          4,266
                                                               -------        -------
      Net cash flows provided by investing activities            8,473         25,383

FINANCING ACTIVITIES
Payment of note payable                                            ---        (30,500)
Line of credit repayments                                       (1,001)           ---
Proceeds from exercise of stock options including
  tax benefit                                                      671            ---
Equity adjustment arising from exchange agreement                  ---         (1,693)
Equity contributions to subsidiaries by minority
  investors                                                      1,470         10,290
                                                               -------        -------
      Net cash flows provided by (used in)
        financing activities                                     1,140        (21,903)
                                                               -------        -------

      Net increase in cash and cash equivalents                 28,013             99
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   ---          1,644
                                                               -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $28,013        $ 1,743
                                                               -------        -------
                                                               -------        -------

SUPPLEMENTAL DISCLOSURE:
      Treasury stock acquired for note payable                     ---        $45,925

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 9, 1996



NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
Price Enterprises, Inc. (PEI or the Company) became a publicly-traded company on December 21, 1994, following an exchange offer in which approximately 23.2 million shares of PriceCostco, Inc. were exchanged for shares of PEI. However, since August 31, 1994 PEI has operated as a separate company.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 40 weeks ended June 9, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996.

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

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES
Income taxes have been provided for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes., SFAS No. 109 requires companies to account for deferred taxes using the asset and liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting.

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

In addition to the Atlas Note, the Company holds $6.6 million of notes receivable received as partial consideration for the sale of certain real estate properties. Interest rates for these notes vary from 9.5% to 9.75% and their maturities extend through March 1999.

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


NOTE 5 - LINE OF CREDIT FACILITY

The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1998. Interest is charged at the bank's base rate, or at rates slightly higher than LIBOR pricing, at the Company's election. There were no outstanding borrowings on this facility as of June 9, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the results of operations for the third quarter and year-to-date periods of fiscal 1996 ended June 9, 1996 to the third quarter and year-to-date periods of fiscal 1995 ended June 4, 1995. The Company invests in real estate and related assets, in addition to certain merchandising businesses which include Price Quest, Price Global Trading and Price Ventures activities. Where appropriate, the financial results for these two business segments are discussed separately. In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.



REAL ESTATE RENTAL OPERATIONS

                                 Revenue        Percent      Operation                       Percent
                                  Amount         Change        Income          Change         Change
                                 -------        -------        -------        -------        -------
3rd Quarter - FY 1996            $14,536           8.9%        $ 6,551        $   966          17.3%
3rd Quarter - FY 1995             13,344            ---          5,585            ---            ---

Year-to-date - FY 1996           $41,823           8.0%        $19,128        $ 1,815          10.5%
Year-to-date - FY 1995            38,732            ---         17,313            ---            ---

     Each fiscal quarter reflects 3 calendar months of activity for the real estate segment. Operating income is defined as rental revenue, including common area expense reimbursements, less the related real estate expenses, including all unreimburseable expenses associated with unimproved land and certain developed properties with vacant space. In addition, operating income reflects depreciation expense, but it does not reflect provisions for asset impairments or gains (losses) on sale of real estate.

     During the third quarter, the increase in revenue was due to additional lease-up and increased expense reimbursements at various properties, most significantly Bensalem (PA) and Pentagon City (VA). These increases were somewhat offset by reduced revenues from the Richmond (CA) property due to its sale during the quarter. The increase in year-to-date revenues was due to the same factors mentioned above but was also affected by a reduction in revenues from the Phoenix (AZ) property, which was sold in March 1995.

     During the third quarter, the increase in operating income was due primarily to increased revenues and reduced expenses at the Dallas (TX) property during the construction phase and increased expense reimbursements for the Wayne
(NJ) property. These and other increases were somewhat offset by reduced income from the Richmond (CA) property due to its sale during the quarter. The increase in year-to-date operating income is primarily attributable to the Pentagon City (VA) and Dallas (TX) properties somewhat offset by the loss in income from the Phoenix (AZ) property sale in March 1995.



ADJUSTED FUNDS FROM OPERATIONS

                                                Add           Less          Adjusted
                               Operation   Depreciation  Straight-line     Funds from        Percent
                                 Income       Expense        Rentals       Operations         Change
                               ---------   ------------  -------------     ----------        -------
3rd Quarter - FY 1996            $ 6,551         $2,581       $   (859)       $ 8,273           9.0%
3rd Quarter - FY 1995              5,585          2,823           (816)         7,592            ---

Year-to-date - FY 1996           $19,128         $7,567        $(2,306)       $24,389          10.7%
Year-to-date - FY 1995            17,313          7,243         (2,518)        22,038            ---

     Real estate industry analysts generally consider funds from operations
(FFO) to be a measure of performance for real estate-oriented companies. As defined by the National Association for Real Estate Investment Trusts (NAREIT), it is the pre-tax income determined in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, after adding back depreciation and amortization expense. Due to the significance of straight-line rent accruals, which represent non-cash revenues associated with fixed future minimum rent increases, the Company has adjusted the NAREIT definition to eliminate straight-line rents when computing its adjusted FFO.

     Adjusted FFO does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

     The growth in adjusted FFO for the third quarter and the year-to-date periods reflects the impact of the factors mentioned in the operating income discussion above. In addition, modifications to certain leases during the second quarter of fiscal 1996 resulted in reversals of previously accrued straight-line rent which affected the year-to-date amount.



GAINS (LOSSES) ON SALE OF REAL ESTATE

                              Gain (Loss)                      Percent
                                on Sale          Change         Change
                              ----------         ------        -------
3rd Quarter - FY 1996               $ 92           $ 92           100%
3rd Quarter - FY 1995                ---            ---            ---

Year-to-date - FY 1996              $749           $930           514%
Year-to-date - FY 1995              (181)           ---            ---


     During the third quarter of fiscal 1996, gains on the sale of real estate related primarily to the sale of property in Contra Costa (CA). The fiscal 1996 year-to-date amount also reflects gains on the sales of properties in S.W. Denver (CO), North Highlands (CA), San Diego (Convoy Ct.) (CA) and Sunnyvale
(CA). These gains were partially offset by a loss on the sale of property in West Palm Beach (FL) during the first quarter. The loss on the sale of property during fiscal 1995 was the result of a sale of property located in Phoenix (AZ).



PROVISION FOR ASSET IMPAIRMENTS

                                                                              Percent
                                                 Amount         Change         Change
                                                 ------         ------        -------
3rd Quarter - FY 1996                               ---            ---            ---
3rd Quarter - FY 1995                               ---            ---            ---

Year-to-date - FY 1996                           $1,000         $1,000           100%
Year-to-date - FY 1995                              ---            ---            ---

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



MERCHANDISING OPERATIONS

                                                  Sales        Percent          Gross           % of        Percent
                                                 Amount         Change         Margin          Sales         Change
                                                -------        -------         ------          -----        -------
3rd Quarter - FY 1996                           $ 6,875           (40%)        $  315           4.6%           (64%)
3rd Quarter - FY 1995                            11,467            ---            883           7.7%            ---

Year-to-date - FY 1996                          $29,577           (47%)        $1,274           4.3%           (66%)
Year-to-date - FY 1995                           55,287            ---          3,785           6.8%            ---

     Merchandise sales include Price Quest and international exports to licensees and other international customers. Gross margin is defined as merchandise sales less the related merchandise costs.

     For the 12-week period of the third quarter, the decrease in sales is attributed to a 59% decline in sales for Price Quest, from $4.2 million in third quarter fiscal 1995 to $1.7 million in fiscal 1996, primarily as a result of eliminating merchandise displays. For the 40-week year-to-date period, Price Quest experienced a 58% decline in sales. Export sales also declined 29% compared to the prior year due to the discontinuation of sales to certain international customers. As a result, the majority of sales during fiscal 1996 support the Guam/Saipan licensee's operations. Export sales, when compared to the prior year, declined 39% for the 40-week year-to-date period.

     The decrease in gross margin as a percent of sales during third quarter fiscal 1996 was primarily due to the impact of additional reserves recorded for Price Quest related to discontinuing the furniture business. Prior to taking into account the additional reserves, Price Quest realized a gross margin of 9.3%. As planned, export sales realized a gross margin of 3.9% during the third quarter of fiscal 1996. During the 40-week year-to-date period gross margins were likewise adversely affected by Price Quest reserves recorded in the third and second quarters related to the discontinuation of the furniture business and disposing of display and central fulfillment inventories which were not sold during the holiday season.



MERCHANDISING OPERATING EXPENSES

                                                                              Percent
                                                 Amount         Change         Change
                                                -------        -------        -------
3rd Quarter - FY 1996                           $ 4,028        $(1,000)        (19.9%)
3rd Quarter - FY 1995                             5,028            ---            ---

Year-to-date - FY 1996                          $16,055        $   801           5.3%
Year-to-date - FY 1995                           15,254            ---            ---

     During the third quarter the decrease in expenses was primarily due to reduced expenses for Price Quest as well as reduced depreciation as a result of fixed asset write-offs during the past year.

     During the year-to-date period, the increase in expenses was primarily due to Price Ventures and Price Global Trading activities somewhat offset by reduced expenses for Price Quest. Much of this increase relates to PEI expenses associated with supporting the Price Club Mexico operations. During fiscal 1995 these expenses were reimbursed by the joint venture. After the sale of PEI's interest in the joint venture in April 1995, reimbursements were discontinued, and the Company's expenses rose accordingly. Contributing to the increase in the fiscal year 1996 year-to-date amount was severance expense of approximately $0.7 million associated with employee terminations that was recorded during the second quarter of fiscal 1996.



GENERAL AND ADMINISTRATIVE EXPENSES

                                                               Percent
                                  Amount         Change         Change
                                  ------         ------        -------
3rd Quarter - FY 1996             $  890           $385            76%
3rd Quarter - FY 1995                505            ---            ---

Year-to-date - FY 1996            $2,673           $205           8.3%
Year-to-date - FY 1995             2,468            ---            ---

     The increase in expenses for the third quarter and the year-to-date periods was primarily due to adjustments in the prior year to reduce accruals of certain employee benefits and insurance programs to align their year-to-date amounts with the estimated full year expense. In addition, fiscal 1996 includes increased legal fees with respect to defense efforts associated with the stockholder lawsuit.

INTEREST INCOME (NET)

                                                                              Percent
                                                 Amount         Change         Change
                                                 ------         ------        -------
3rd Quarter - FY 1996                            $1,993           $333            20%
3rd Quarter - FY 1995                             1,660            ---            ---

Year-to-date - FY 1996                           $5,422           $944            21%
Year-to-date - FY 1995                            4,478            ---            ---

     The increase in net interest income during the third quarter was due to reduced interest expense to PriceCostco as $30.5 million was paid down against the note payable principal balance during the third quarter of fiscal 1995, increased interest income from the Atlas note and increased interest income from invested cash balances. These increases were partially offset by less capitalized interest than recorded in the prior year. During the year-to-date period, interest income increased as a result of the factors mentioned above, as well as additional interest income from two notes receivable that were received as partial consideration for the sale of certain properties.



OTHER INCOME (NET)

                                             Price Club       Minority    Total Other                       Percent
                                               Mexico         Interest       Income           Change         Change
                                             ----------       --------    -----------        -------        -------
3rd Quarter - FY 1996                               ---         $  454         $  454        $(1,156)           72%
3rd Quarter - FY 1995                               ---          1,610          1,610            ---            ---

Year-to-date - FY 1996                              ---         $4,587         $4,587        $ 4,430          2822%
Year-to-date - FY 1995                          $(3,955)         4,112            157            ---            ---


     During fiscal 1995, the Price Club Mexico amounts represent the Company's equity in losses of the joint venture, after taking into account PriceCostco's 49% minority interest in Mexico Clubs, as well as the loss on the sale of the Company's interest to PriceCostco. Minority interest represents the allocation of Price Quest and Price Global Trading losses to PriceCostco. Late in the first quarter of fiscal 1996 Price Quest and Price Global Trading were restructured as limited liability companies and as of that time minority interest has been allocated on a pre-tax basis. During the quarter, cumulative allocations of losses from Price Quest and Price Global Trading to PriceCostco's minority interest have matched their cumulative capital contributions, such that the book value of its investment in these businesses is zero. As a result, PEI has been allocated more than 51% of the losses in these businesses during the quarter. Until such time that these companies become profitable or that PriceCostco makes additional capital contributions, events which are not considered likely in the near future, PEI will absorb 100% of losses from these companies.



PROVISION FOR INCOME TAXES

                                                                              Percent
                                                 Amount         Change         Change
                                                 ------        -------        -------
3rd Quarter - FY 1996                            $1,993        $(1,582)         44%
3rd Quarter - FY 1995                             3,575            ---            ---

Year-to-date - FY 1996                           $5,874        $   616          11.7%
Year-to-date - FY 1995                            5,258            ---            ---

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

LIQUIDITY AND CAPITAL RESOURCES
     While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through net cash provided by real estate operations and through borrowings under the unsecured revolving line of credit facility. Approximately $79 million of the Company's real estate assets are being held for sale, and the cash flow that may ultimately be generated by sales of these properties represents a major source of additional capital resources. To the extent that investment opportunities exceed available cash flow from these sources, the Company's unleveraged balance sheet should enable it to access significant amounts of capital through bank credit facilities and/or securitized debt offerings, or the Company may choose to seek additional funds through future public equity offerings.

     The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1998. Advances bear interest, at the Company's option, at either LIBOR plus 0.40% or the bank's Base Rate, as defined. The agreement requires that the Company not sell or pledge certain property with a net book value of $180 million as of August 31, 1995, that the Company maintain certain net worth and debt-to-equity ratios, and that a facility fee of 0.15% of the commitment amount be paid annually. As of June 9, 1996, there was no outstanding balance on the credit facility.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ---
   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ---
   None.

ITEM 5.  OTHER INFORMATION ---
   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ---

   (a) The following exhibits are included herein or incorporated by reference:
         (15.1) Independent Accountants' Review Report
         (15.2) Letter re: Unaudited Interim Financial Information
         (27) Financial Data Schedules
   (b)   No reports on Form 8-K were filed for the 12 weeks ended June 9, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRICE ENTERPRISES, INC.
                                       REGISTRANT


Date: July 9, 1996                     /s/ Robert E. Price
                                       ------------------------------------
                                       Robert E. Price
                                       PRESIDENT & CHIEF EXECUTIVE OFFICER


Date: July 9, 1996                     /s/ Daniel T. Carter
                                       ------------------------------------
                                       Daniel T. Carter
                                       EXECUTIVE VICE PRESIDENT,
                                       CHIEF FINANCIAL OFFICER