Form 10-K405
period 1996-08-31
PRICE ENTERPRISES INC
filed 1996-11-20
CIK 929647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------
                                    FORM 10-K
                                  ------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)


FOR THE FISCAL YEAR ENDED AUGUST 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________.
                         COMMISSION FILE NUMBER 0-20449

                        --------------------------------

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

                        --------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 1, 1996 was $201,627,518, based on the last reported sale of $16.625 per share on November 1, 1996.

     The number of shares outstanding of the registrant's common stock as of November 1, 1996 was 23,291,294.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 14, 1997 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PRICE ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1996




                                TABLE OF CONTENTS


PART I

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . .     3
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . .    12
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .    17
     Item 4.   Submission of Matters to a Vote of Security Holders . . .    17

PART  II

     Item 5.   Market for Registrant Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . . .    20
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . .    21
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . .    21
     Item 8.   Financial Statements and Supplementary Data . . . . . . .    29
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . .    52

PART  III

     Item 10.  Directors and Executive Officers of the Registrant. . . .    53
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . .    53
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . . . . . .    53
     Item 13.  Certain Relationships and Related Transactions. . . . . .    53


PART  IV

     Item 14   Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K . . . . . . . . . . . . . . . . . .    54

                                     PART  I
ITEM 1 -- BUSINESS

FORMATION OF THE COMPANY AND SUBSEQUENT TRANSACTIONS
Price Enterprises, Inc. ("Price Enterprises," "PEI" or "the Company"), a Delaware corporation, was formed in July 1994. The Company began operations effective August 29, 1994 as a wholly owned subsidiary of Price/Costco, Inc. ("PriceCostco") with specific assets received from PriceCostco pursuant to the Amended and Restated Agreement of Transfer and Plan of Exchange ("Exchange Agreement"). PriceCostco offered to exchange 27 million shares of PEI common stock for an equal number of shares of PriceCostco common stock from PriceCostco stockholders on a voluntary basis pursuant to the Offering Circular/Prospectus dated November 21, 1994, as amended on December 7, 1994. Approximately 23.2 million shares were exchanged between PriceCostco and certain of its stockholders, and PEI became a separate publicly traded company on December 21, 1994.

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

For purposes of governing certain of the ongoing relationships between PEI and PriceCostco, the companies entered into certain Operating Agreements, Stockholders' Agreements, and an Advance Agreement. PGT and Price Quest were converted to Limited Liability Companies in November, 1995. PEI and PriceCostco are currently parties to Limited Liability Company Agreements which set forth certain rights and obligations with respect to their investments in Price Quest and PGT. Each Limited Liability Company Agreement provides for an adjustment to the parties' respective percentage ownership interests in the event that a party fails to fund a PRO RATA capital call by the relevant subsidiary's Managing Member. Each Limited Liability Company Agreement sets forth, among other things: (i) transfer restrictions if either PEI or PriceCostco offers to transfer, sell, assign or otherwise dispose of its interest in the company; (ii) certain preemptive rights; and (iii) certain registration rights for PriceCostco. These rights and obligations are subject to change; see Note 12 to the consolidated financial statements.

PriceCostco and Price Quest are currently parties to an Operating Agreement pursuant to which PriceCostco provides for a five-year period, among other things, space in certain PriceCostco warehouse clubs to Price Quest for its electronic shopping kiosks and travel and automobile advertising/referral programs, as well as staffing, cashiering, buying support and other information to Price Quest, in exchange for a fee based on sales. Price Quest also was obligated to make annual purchases of at least $3 million in each of fiscal 1995 and 1996 of advertisements in PriceCostco's membership publications. The Operating Agreement also contains certain confidentiality and competitive restrictions between the parties. These rights and obligations are subject to change; see Note 12 to the consolidated financial statements.

PriceCostco and PGT are currently parties to an Operating Agreement pursuant to which PriceCostco is obligated to provide certain buying support, merchandising services, training and other information to PGT for a period of five years for PGT's use in certain specified geographical areas, including Central America, Australia, New Zealand, Guam, the Northern Mariana Islands and certain Caribbean islands. The Operating Agreement also contains certain confidentiality and competitive restrictions between the parties. These rights and obligations are subject to change; see Note 12 to the consolidated financial statements.

In accordance with terms of the Exchange Agreement, on February 6, 1995, PEI purchased from PriceCostco approximately 3.8 million shares of its common stock which had not previously been exchanged, for PEI's $45.9 million ($12.16 per share) promissory note due December 1996, which was collateralized by the related shares of PEI common stock.

On April 20, 1995, PEI sold its interest in Mexico Clubs to PriceCostco. PriceCostco purchased PEI's interest in Mexico Clubs by making a $30.5 million reduction to the outstanding balance of the promissory note. In addition, Price Club Mexico paid PEI $4.0 million concurrent with the closing of the transaction with PriceCostco. The sale of the interest in Price Club Mexico resulted in a $2.1 million after-tax loss. During fiscal 1996, the remaining balance of the promissory note of $15.4 million was paid in full and the 1.3 million shares held as treasury stock were released from the collateral arrangement and also retired.

On July 26, 1996 it was announced that PEI had reached a tentative settlement agreement of the class and derivative action pending in the United States District Court, Western District of Washington, entitled IN RE PRICECOSTCO SHAREHOLDER LITIGATION. The settlement agreement is subject to court approval and contains several terms which modify the relationship between PEI, its subsidiaries, and PriceCostco. Once approved, PEI will own 100% of the PGT and Price Quest operating companies and certain obligations, non-compete restrictions, and trademark rights established in connection with the Exchange Agreement will be eliminated. See further discussion in Note 12 to the consolidated financial statements.


OVERVIEW OF THE COMPANY'S BUSINESS
The principal business of the Company is to acquire, develop, operate, manage, lease and sell real property. As of August 31, 1996, the Company owned 60 real estate assets which had an aggregate net book value of approximately $393 million. Such properties encompass 672 acres of land and approximately 5 million square feet of gross leasable building space. Most of the real estate assets are commercial rental properties leased to major retail tenants such as Price Club, The Sports Authority, The Home Depot, and PetsMart.

The Company's business strategy is to retain those properties that have high-quality, long-term tenants and that are, or will soon be, fully developed. Properties which do not meet the Company's investment objectives are expected to be sold over the next 1-2 years. Given the nature of these activities, there can be no assurance that the sale of these properties will be completed as expected. During fiscal 1996, 12 properties were sold for combined gross proceeds of $30.1 million. Approximately $56 million of additional properties have been identified as properties held for sale or redevelopment, and they have been separately classified in the financial statements.

Proceeds from the property sales may be used to complete real estate development projects and to fund additional real estate acquisition and development, as well as funding of the Company's investments in merchandising businesses.

The Company also owns certain other real estate-related assets. As of August 31, 1996, the carrying value of certain notes issued in connection with loans to municipalities and agencies (City Notes) was approximately $29.1 million. The City Notes carry interest rates which range from 7% to 10%. Repayment of each City Note is generally based on that municipality's allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note. Under terms of most City Notes, the unpaid balance is forgiven at its maturity date. If actions taken by PriceCostco, such as closure or relocation of a particular Price Club, would entitle the governmental agency to withhold payment, PEI would be entitled to cause PriceCostco to purchase such City Note at an amount equal to 72% of the June 5, 1994 book balance, less any subsequent principal repayments, plus all accrued and unpaid interest from June 5, 1994.

The Company holds certain other notes receivable with a carrying value of approximately $48.3 million as of August 31, 1996, including $41.7 million for the Atlas Note. The Atlas Note is collateralized by a hotel and convention center and its terms were restructured in April 1995 to provide for interest at 10% during a five-year term.

Although most of the Company's net assets, net earnings and cash flows are generated by its real estate activities, PEI's other businesses possess separate and distinct business strategies. Price Quest, currently 51%-owned by PEI, has historically focused on providing PriceCostco members with a wide range of products and services through an interactive electronic interface, while leveraging emerging multi-media technologies to provide goods, services and information to consumers in a cost-efficient manner. As of the beginning of fiscal 1997, Price Quest's operation of the electronic kiosk shopping business at the PriceCostco locations has been discontinued. Price Quest's current objectives are to expand its merchandising and technology know-how to new distribution channels including interactive shopping through on-line services and the Internet, as well as other potential venues for kiosk-based electronic merchandising. In November 1995, Price Quest launched certain on-line shopping programs. In October 1996, a pilot project was begun with Ralphs Grocery Company to operate merchandise departments in four San Diego County Ralphs stores.

During fiscal 1996, in response to a formal request for cash advances from Price Quest stockholders, PEI was informed that PriceCostco did not choose to contribute funds to Price Quest. The cash requirements for the business during the past year were provided by PEI in the form of interest bearing loans. Price Quest expects operating losses to continue throughout fiscal 1997. Management continues to closely monitor Price Quest's activities and evaluate recent and potential changes to its business activities seeking to minimize the impact of Price Quest losses on PEI's financial results.

Price Global Trading, currently 51%-owned by PEI, currently has an exclusive right through August 1999 to conduct club businesses in Central America, most of the Caribbean, the Northern Mariana Islands, Australia and New Zealand, with certain trademark rights to the names Price Club, PriceCostco and Price Club Costco in these markets. PriceCostco has also agreed to provide certain purchasing and technological support for this effort and to refrain from conducting club businesses in the aforementioned geographical areas. There rights and obligations are subject to change; see Note 12 to the consolidated financial statements. As of fiscal 1996 year-end, two PriceCostco locations were operating, one each in Saipan and Guam, under a license arrangement between PGT and its licensee in Saipan. Also during fiscal 1996, PGT entered into a joint venture with a Panamanian company to open PriceCostco locations in Panama. PGT owns 51% of the venture, and the first location opened in October 1996.

During fiscal 1996, in response to a formal request for cash advances from PGT stockholders, PEI was informed that PriceCostco did not choose to contribute funds to PGT. The cash requirements for the business during the past year were provided by PEI in the form of interest bearing loans.

Price Ventures, Inc. ("Price Ventures"), a wholly owned subsidiary of PEI, is primarily focused on developing additional international merchandising businesses in other global markets. Business structures are expected to include licensing arrangements, as well as possible joint venture investments. During fiscal 1996, Price Ventures entered into business arrangements with both an Indonesian distribution company and a Chinese company to develop merchandising in their respective foreign markets. Facilities are expected to range in size up to 70,000 square feet typically in more urbanized markets. Such businesses are expected to operate under the "PriceSmart" trademark name. Price Ventures has filed applications to register the mark PRICESMART in the U. S. Patent and Trademark Office, and in certain foreign countries; however, because of objections by one or more parties (including PriceCostco), there can be no assurance that Price Ventures will obtain such registrations or that Price Ventures has proprietary rights to the mark. Initial locations in Indonesia and China (Beijing) are expected to open during the first half of fiscal 1997, and a second Indonesian location is expected to open by spring of 1997. Merchandising opportunities in other Pacific Rim countries continue to be explored by Price Ventures.


COMPETITION
The Company competes with a wide variety of corporate and individual real estate developers and real estate investment trusts which have investment objectives similar to those of PEI and which may have greater financial resources, larger staffs or longer operating histories than PEI.

The Company competes for tenants in its retail shopping centers. The Company's competitive advantages are primarily based on significant customer traffic generated by its national and regional tenants, competitive lease terms and relatively high occupancy rates. The closing or relocation of any anchor tenant could have a material adverse effect on the operation of a shopping center.

The Company's merchandising operations also face competition unique to their businesses. Price Quest competes directly or indirectly with most merchandising businesses, other discount retailers (including PriceCostco warehouse clubs), catalog and other direct marketing sales, on-line shopping, televised home shopping, travel agency services, other affinity buying services and similar interactive kiosks that are or may be operated by other retailers. Price Enterprises believes that, as further advances in computer technology are made and as more interactive computer-based services become available to consumers in the home and retail environments, competitive pressures on Price Quest will intensify. Price Ventures and Price Global Trading compete with exporters, wholesalers and trading companies in various international markets, and foreign-based joint ventures and licensees compete with traditional retail stores and wholesalers in their respective foreign markets.


SIGNIFICANT TENANTS
The four largest tenants account for approximately 26% of total gross leasable area and approximately 37% of the Company's total annual minimum rent revenues. Certain information with respect to these tenants is set forth in the following table (dollars in thousands):


                                                            Percent of       Annual       Percent of
                                Number       Area Under      GLA Under       Minimum     Total Annual
                               of Leases    Lease (sq ft)      Lease          Rent       Minimum Rent
                               ---------    -------------   ----------       -------     ------------

Tenant
Price Club                         4            612,675        11.8%      $  8,042.8        18.5%
The Sports Authority               7            297,844         5.8%         3,565.8         8.2%
The Home Depot                     2            214,173         4.1%         2,550.7         5.9%
PetsMart                           8            206,529         4.0%         2,106.7         4.8%
                                  21          1,331,221        25.7%      $ 16,266.0        37.4%


While none of the Company's four largest tenants have experienced any recent significant financial hardships, it is not uncommon for economic conditions, market surpluses of retail space and competitive pressures to negatively impact financial results of retail operators. Bradlees and Caldor filed for protection under Chapter XI provisions of the federal bankruptcy law. The Company has two leases with Bradlees and one lease with Caldor which aggregate 6.4% of the Company's gross leaseable area and approximately 5.9% of annualized minimum rents as of August 31, 1996. In addition, the current retailing environment suggests that other operators, some of which have leases with the Company, may experience financial difficulties in the coming months or years.

Generally, the bankruptcy or insolvency of a major tenant or a number of smaller tenants may have an adverse impact on the performance of the Company's properties. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease, the tenant must cure all defaults under the lease and provide the lessor with adequate assurance of its future performance under the lease.
If the tenant rejects the lease, as the Company expects to occur with the Bradlees lease at Seekonk (MA), the lessor's claim for breach of lease would, absent collateral securing the claim, be treated as a general unsecured claim. The amount of the claim would be limited to the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). Ultimate collection of any general unsecured claims is significantly related to the debtor's financial condition and asset strength, results of secured creditor settlements and ratification of proposed transactions by the bankruptcy court.


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

In 1994, PriceCostco engaged environmental consultants to conduct Phase I assessments (involving investigation without soil sampling or groundwater analysis) at each of the properties which PriceCostco transferred to the Company. The Company is unaware of any environmental liability or compliance with applicable environmental laws or regulations arising out of its properties that the Company believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, there can be no assurance that the Company's knowledge is complete with regard to, or that the Phase I assessments have identified, all material environmental liabilities. Set forth below are summaries of certain environmental matters relating to certain of the Company's properties.

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

The Azusa site currently is located within the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Area 2 Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) site. The BPOU addresses a large area of groundwater contamination in the San Gabriel Valley. Volatile organic compounds ("VOCs"), including trichloroethylene and perchloroethylene, are present in the groundwater throughout a several mile long area, extending beneath the cities of Azusa, Irwindale, and Baldwin Park, California. Price received a general notice of potential liability letter from the United States Environmental Protection Agency (the "EPA") for the BPOU dated August 4, 1993, and is one of approximately 110 potentially responsible parties ("PRPs"), representing 20-25 contaminated parcels, to have received such notice for the BPOU. While it was operated by Huffy, the Huffy site contained a degreasing facility that allegedly released VOCs into the soil.

In March 1994, the EPA published a Record of Decision ("ROD") which documents the selection of remedial alternatives for the BPOU. The EPA estimates that its preferred remedy, as outlined in the ROD, will cost between $100 and $130 million. The San Gabriel Basin Water Quality Authority ("SGBWQA") has proposed an alternative remedy for the BPOU, which will cost an estimated $25 to $30 million. A group of PRPs, including Huffy, the SGBWQA and the EPA currently are negotiating the final remedy for the BPOU. Price Enterprises lacks sufficient information regarding the activity of other PRPs to form an estimate of the equitable share of total costs that could be allocated to its Azusa site.

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

Also, on January 11, 1995, the EPA wrote Price a "no intended action" letter stating "This letter is to inform you that USEPA DOES NOT plan to ask you or your company to participate in the clean-up of the regional groundwater contamination." Since receiving the "no intended action" letter, Price has been in negotiation with EPA to enter into consent decree, which, if successfully negotiated and approved by a court of competent jurisdiction, would provide Price with contribution protection under CERCLA with respect to the current ROD for the BPOU.

To the extent that there is any liability associated with the Azusa site, the Company believes such liability should be attributed to Huffy. However, the Company (as successor to Price) and Huffy have not negotiated a final allocation of costs as between themselves. There can be no assurance that Huffy will contribute to any further costs. Based upon a number of factors, including the EPA "no intended action" letter, the current status of negotiations regarding the alternative remedy, the cost of the final remedy, and the Company's allocated equitable share of that cost as between it, Huffy and/or other PRPs, the Company believes its liability associated with the Azusa site would not have a material adverse effect on the financial condition and results of operations of the Company.

PHOENIX (FRY'S). The Phoenix (Fry's) site is a 37.1 acre site located in Phoenix, Arizona. The Phoenix (Fry's) site is located within the West Van Buren Study Area (the "WVBSA"). VOCs and petroleum hydrocarbons are present in groundwater in the WVBSA. To date, the Company (as successor to Price) has not been identified as a PRP for the WVBSA. On March 8, 1995, the Company sold the Phoenix (Fry's) site, and retained responsibility for certain environmental matters. Investigations conducted in connection with the sale of the property revealed some hydrocarbon contamination in an area previously occupied by a fuel pump island. Seven underground fuel storage tanks were removed in 1989. The Arizona Department of Environmental Quality is requiring some additional testing prior to granting closure of the site. The Company's prior ownership of the Phoenix (Fry's) site creates the potential of liability for remediation costs associated with groundwater beneath the site. PriceCostco has agreed to indemnify and hold the Company harmless in respect of one-half of all environmental liabilities relating to the Phoenix (Fry's) site. PriceCostco has continued to pay its share of the ongoing investigation costs associated with this site. The Company lacks sufficient information about the activity of WVBSA PRPs to form an estimate of the equitable share of total liability, if any, that could be allocated to the Company for its previous ownership of this site.

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

OTHER PROPERTIES. Two properties (New Britain and Silver City) contain or have contained petroleum hydrocarbons and/or VOCs in the soil and groundwater. The Company is continuing to remediate the soil and groundwater at these properties under supervision of local authorities. The Company estimates that the total cost of this remediation is not expected to exceed $200,000 in the aggregate over the next three years.


INTELLECTUAL PROPERTY RIGHTS
It is the Company's policy to obtain appropriate proprietary rights protection for trademarks and significant new technology acquired or developed by the Company. In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with employees, consultants and suppliers, and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights. While management believes that the Company's trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.


EMPLOYEES
The Company employed 204 employees as of August 31, 1996, and provides centralized and comprehensive employee benefit programs for all eligible employees. Most employees are leased to subsidiaries of PEI and associated costs are charged to the entity for which the employees provide their services. The employee count is generally distributed as follows: approximately 75 employees in the Price Quest activities, 91 in the international merchandising businesses, 21 in real estate activities, 6 handling central office duties, and 11 in PEI corporate activities.


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


ITEM 2 -- PROPERTIES

OVERVIEW
Pursuant to the Exchange Agreement, the 79 real estate properties that were to be transferred to PEI included 18 fully developed and leased properties, 35 properties in various stages of construction and development and 26 unimproved properties. During fiscal 1995, five of the properties were deemed to be not transferable to PEI, and the parties agreed to a substitution of properties. As of November 1995, all of the properties scheduled for transfer from PriceCostco had been conveyed to PEI. Most of the properties are commercial assets leased to national and regional retail tenants under long-term triple net leases. Substantially all properties are held in fee title; however, four properties are held pursuant to terms of lease agreements.

A significant aspect of the Company's general business strategy with respect to existing properties is to retain those properties that have high-quality, long-term tenants and that are, or will soon be, fully developed, and to sell the remaining properties. During fiscal 1996, the Company performed a strategic evaluation of the properties and increased marketing efforts to sell or lease those assets which did not meet management's investment objectives.

As of August 31, 1996, the Company owned 60 real estate properties with an aggregate net book value of $393 million of which $56 million has been classified, for financial reporting purposes, as being held for sale. There are 25 assets classified as investment properties, and the value of these investments is highly concentrated. Of the $337 million of investment property, the five largest completed properties have a carrying value of $210 million, which includes 1.7 million square feet of leasable space on 110 acres that generates annual minimum rent of $23.4 million, based on leases existing as of August 31, 1996.

A total of 35 properties are classified as being held for sale because the Company currently does not view these assets as long-term hold properties. Their aggregate net book value of $56 million reflects 1.7 million square feet of leasable space located on a total of 345 acres of land, with leases for annual minimum rents of $3.5 million as of August 31, 1996. Current occupancy is 56% of gross leasable area, and several properties are generating operating losses such that pretax cash flow from these assets was only approximately $1.9 million in fiscal 1996.

PROPERTY TABLES
The tables set forth below describe the Company's portfolio of real estate properties as of August 31, 1996. Amounts shown for annual minimum rents are based on executed leases as of August 31, 1996. No allowances have been made for contractually-based delays to commencement of rental payments. Due to the nature of real estate investments, actual rental income may differ from amounts shown in these schedules. Classification of assets between the investment category and the held for sale category may change in response to management's recurring evaluation of the properties. During fiscal 1996 the reference name for certain properties was changed, see property name table on page 16.


                                                        INVESTMENT PROPERTIES

                                         Leases in Effect as of August 31, 1996
                                   --------------------------------------------------------
                                                       Gross
                                   Number            Leasable            Net Book   Annual                         % OF
                                     of      Land      Area     Percent    Value    Minimum                       G.L.A.   LEASE
                                   Tenants  Acreage   (sq ft)   Leased    8/31/96    Rent    PRINCIPAL TENANTS    (SQ FT) EXPIRES
                                   -------  -------  --------   -------  ---------  -------  ------------------------------------
                                                      (000's)            ($000's)  ($000's)


Westbury, NY                          8      30.4      398.6     100%    $66,650    $7,167   PRICE CLUB             37%    2009
                                                                                             KMART                  28%    2013
                                                                                             MARSHALLS              11%    2009
                                                                                             THE SPORTS AUTHORITY   11%    2013
                                                                                             BORDERS BOOKS           8%    2019

Pentagon City, VA                     9      16.8      336.4     100%     61,123     6,336   PRICE CLUB             50%    2009
                                                                                             MARSHALLS              12%    2010
                                                                                             BEST BUY               11%    2010
                                                                                             LINENS N THINGS        10%    2010
                                                                                             BORDERS BOOKS          10%    2010

Wayne, NJ                             5      19.2      442.4      70%     35,825     4,740   PRICE CLUB             33%    2009
(includes 130,000 sq. ft. of                                                                 LACKLAND STORAGE       11%    2012
  vacant storage space)                                                                      THE SPORTS AUTHORITY   10%    2012
                                                                                             NOBODY BEATS THE WIZ    9%    2002

Philadelphia, PA                     10      29.3      300.9      79%     23,457     2,328   THE HOME DEPOT         37%    2009
                                                                                             BABY SUPERSTORE        13%    2006
                                                                                             AMC THEATRES           13%    2015
                                                                                             ACME SUPERSAVER        11%    2000

Dallas, TX                            5      14.6      177.5     100%     22,908     2,839   HOMEPLACE              33%    2016
                                                                                             WICKES FURNITURE       24%    2011
                                                                                             OFFICEMAX              17%    2011
                                                                                             COMP USA               17%    2011
                                                                                             JUST FOR FEET           9%    2011

Seekonk, MA                          10      43.1      208.9     100%     18,512     2,093   BRADLEES,
                                                                                             THE SPORTS AUTHORITY,
                                                                                             CIRCUIT CITY
Signal Hill, CA                      13      15.0      154.8      99%     15,067     2,190   THE HOME DEPOT,
                                                                                             PETSMART
San Diego, CA                         4      28.8      429.1     100%     14,657     1,589   PRICE CLUB,
                                                                                             ARA DISTRIBUTION,
                                                                                             ROSE CANYON STORAGE
Fountain Valley, CA                  14      12.6      119.2      86%     13,561     1,549   THE SPORTS AUTHORITY,
                                                                                             PETSMART,
                                                                                             SOUPLANTATION
Glen Burnie, MD                      11      18.7      130.6     100%      9,412     1,520   THE SPORTS AUTHORITY,
                                                                                             PETSMART,
                                                                                             COMPUTER CITY

Northridge, CA                        3       4.4       30.0     100%      7,360       828   BARNES & NOBLE,
                                                                                             FRESH CHOICE
Azusa, CA                             4      17.4      127.2      37%      6,880       546   PRICECOSTCO BUSINESS DELIVERY
San Diego/Carmel Mtn., CA             7       5.9       35.0     100%      6,517       886   CLAIM JUMPER,
                                                                                             MCMILLIN REALTY,
                                                                                             ISLANDS
Moorsetown, NJ (leased land)          3      18.3      173.3     100%      6,421     1,591   CALDOR,
                                                                                             THE SPORTS AUTHORITY
Worcester, MA                         1      11.4      115.0     100%      5,931       690   BRADLEES

Sacramento/Stockton, CA               2       5.7       50.4     100%      4,908       470   PETSMART,
                                                                                             OFFICE DEPOT
San Juan Capistrano, CA               5       5.5       56.2      97%      4,115       540   PETSMART,
                                                                                             STAPLES
Tucson, AZ                            8       7.7       40.0      96%      3,389       362   PETSMART
Hampton, VA                           2       3.5       45.6     100%      2,677       424   THE SPORTS AUTHORITY,
                                                                                             COMMERCE BANK
Redwood City, CA                      2       6.4       49.4     100%      2,095       392   ORCHARD SUPPLY

Smithtown, NY                         1       5.9       55.6     100%      2,055       455   LEVITZ FURNITURE
Denver/Littleton, CO                  1       3.1       26.4     100%      1,659       216   PETSMART
Denver/Aurora, CO                     1        .8        7.3     100%        682       146   RED ROBIN
Chula Vista/Rancho del Rey, CA        0       1.0        0.0       0%        500         0   NONE
San Diego/Southeast, CA               2       1.9        8.9     100%        369       135   NAVY FEDERAL C.U.,
                                                                                             BURGER KING
                                    ---     -----    -------      --    --------   -------
 Total...........................   131     327.4    3,518.7      92%   $336,730   $40,032
                                    ---     -----    -------      --    --------   -------
                                    ---     -----    -------      --    --------   -------


                                                                          Leases in Effect as of August 31, 1996
                                                          --------------------------------------------------------------------
                                                                          Gross                        Net Book        Annual
PROPERTIES HELD FOR Sale                                    Land        Leasable          Percent        Value         Minimum
                                                           Acreage    Area (sq ft)        Leased        8/31/96         Rent
                                                           -------    ------------        -------      --------       --------
                                                                         (000's)                       ($000's)       ($000's)

PROPERTIES WITH BUILDINGS
  Buffalo, NY                                                16.1          115.4            100%      $  5,498         $  733
  Sacramento/65th Expressway, CA                             13.6          139.7              0%         5,149            ---
  Inglewood, CA                                               8.1          119.9            100%         4,180            847
  Riverside/La Sierra, CA                                     9.5          106.5              0%         3,314            ---
  Santee, CA                                                  9.2          106.7             75%         2,994            454
  Colton, CA                                                 25.5          125.8            100%         2,497            250
  Richmond, VA                                               13.7            5.2            100%         2,017             55
  Mesa/Broadway, AZ                                           6.5           24.2            100%         1,325            183
  Riverside/Third St., CA                                     4.9           17.9            100%           410            141
  Milwaukee, WI (leased)                                      8.8          115.0            100%           ---            ---
  San Jose, CA (leased)                                       7.9          105.6            100%           ---            ---
  Tacoma, WA (leased)                                         7.3          105.2            100%           ---            ---
                                                            -----        -------           ----       --------         ------
     Subtotal. . . . . . . . . . . . . . . . . . .          131.1        1,087.1             75%        27,384          2,663

DEVELOPMENTAL PROPERTIES
  Houston, TX                                                25.2          191.4             12%         9,656            110
  Bakersfield, CA                                            15.7          152.0             65%         6,541            716
  Fresno, CA                                                 15.0            ---            ---          3,680            ---
  New Britain, CT                                            17.8          112.4              0%         3,466            ---
  Washington Metro, MD                                       13.3          113.7              0%         2,817            ---
  Sterling, VA                                                9.0            ---            ---          1,434            ---
  Fountain Valley, CA                                         2.5            ---            ---            475            ---
                                                            -----        -------           ----       --------         ------
     Subtotal. . . . . . . . . . . . . . . . . . .           98.5          569.5             21%        28,069            826

UNIMPROVED LAND
  Schaumburg, IL                                             22.5            ---            ---          5,750            ---
  Sacramento/Ranch Cordova, CA                                9.4            ---            ---          1,900            ---
  Gaithersburg, MD                                            5.2            ---            ---          1,504            ---
  Chula Vista/Oxford St., CA                                 13.0            ---            ---          1,339            ---
  Carlsbad, CA                                                5.1            ---            ---          1,332            ---
  East Mesa/Superstition Springs, AZ                         18.7            ---            ---            981            ---
  Concord, CA                                                 3.7            ---            ---            925            ---
  Santa Clarita, CA                                           2.2            ---            ---            900            ---
  Sacramento/No. Highlands, CA                                2.6            ---            ---            633            ---
  Palm Desert, CA                                             2.0            ---            ---            500            ---
  Rancho Cucamonga, CA                                         .9            ---            ---            405            ---
  Tucson, AZ                                                  7.6            ---            ---            400            ---
  Denver/Westminster, CO                                      3.3            ---            ---            305            ---
  Rohnert Park, CA                                             .7            ---            ---            300            ---
  Baltimore, MD                                              17.1            ---            ---            212            ---
  Denver/Aurora, CO                                           1.0            ---            ---            112            ---
                                                            -----        -------           ----       --------         ------
     Subtotal. . . . . . . . . . . . . . . . . . .          115.0            ---            ---         17,498            ---
                                                            -----        -------           ----       --------         ------

  Provision for Asset Impairments. . . . . . . . .            ---            ---            ---        (17,000)           ---
                                                            -----        -------           ----       --------         ------
Total. . . . . . . . . . . . . . . . . . . . . . .          344.6        1,656.6             56%      $ 55,951         $3,489
                                                            -----        -------           ----       --------         ------
                                                            -----        -------           ----       --------         ------


TABLE OF PROPERTY NAMES

     During fiscal 1996 the reference names for certain properties were changed in order to more accurately reflect the city/county in which such properties are located. Below is a table reflecting both the old and the new names.

Previous Name                           Revised Name
-------------                           ------------

Aurora                                  Denver/Aurora, CO
Bensalem                                Philadelphia, PA
Carmel Mtn. Ranch                       San Diego/Carmel Mtn., CA
Cheektowaga                             Buffalo, NY
Chesterfield                            Richmond, VA
Chula Vista                             Chula Vista/Oxford St., CA
Coachella Valley                        Palm Desert, CA
Colton/Rialto                           Colton, CA
East Mesa                               East Mesa/Superstition Springs, AZ
Maple Shade                             Moorestown, NJ
Marlow Heights                          Washington Metro, MD
Mesa                                    Mesa/Broadway, AZ
North Highlands                         Sacramento/No. Highlands, CA
N.W. Tucson                             Tucson, AZ
Rancho Cordova                          Sacramento/Rancho Cordova, CA
Rancho del Rey                          Chula Vista/Rancho del Rey, CA
Riverside                               Riverside/La Sierra, CA
Riverside (Franklin St.)                Riverside/Third St., CA
Sacramento                              Sacramento/65th Expressway, CA
S. Sacramento                           Sacramento/Stockton, CA
S.E. San Diego                          San Diego/Southeast, CA
S.W. Denver                             Denver/Littleton, CO
Westminster                             Denver/Westminster, CO
White Marsh                             Baltimore, MD

PENDING REAL ESTATE TRANSACTIONS
As of November 1, 1996 the Company is under contract to sell 10 properties that are expected to generate approximately $23.8 million in aggregate gross proceeds and are expected to be sold during fiscal 1997. Given the nature of these activities, there can be no assurance that these potential sales will be completed by their expected dates or that such proceeds will be fully realized.

As of November 1, 1996 the Company is in various stages of lease negotiations with 5 prospective tenants for leasable space which are expected to generate an aggregate of approximately $0.9 million of additional annualized minimum rental income once all of these various lease payments begin. Given the nature of these activities, there can be no assurance that these potential leases will ultimately be consummated. The development costs necessary to provide appropriate facilities for these potential leases is estimated to be approximately $1.1 million.


ITEM 3 -- LEGAL PROCEEDINGS

IN RE PRICE/COSTCO SHAREHOLDER LITIGATION, United States District Court for the Western District of Washington, No. C94-1874C: This consolidated action was commenced on December 19, 1994 alleging the violation of certain state and federal laws arising from the spin-off of the Company from PriceCostco, Inc. and the prior merger between The Price Company and Costco Wholesale Corporation.
The defendants named in the Second Amended Complaint were the Company, PriceCostco and the members of PriceCostco's Board of Directors at the time of the spin-off transaction. A tentative settlement has been reached, which is subject to court approval. The settlement involves certain agreements between the Company and PriceCostco regarding Price Global Trading, LLC and Price Quest, LLC, including the elimination of certain non-compete and operating agreements and the Company's assumption of sole ownership of those entities. In addition, certain trademark and license agreements between the Company and PriceCostco will be terminated. For Price Global Trading the remaining non-compete restrictions and trademark rights involving the Company and PriceCostco relate to Panama, Guam and the Northern Mariana Islands. For Price Quest the remaining non-compete restrictions and obligations involving the Company and PriceCostco relate to the automobile advertising/referral and travel businesses.
Plaintiffs' counsel will seek an award of attorneys' fees of up to $4.25 million, of which the Company has agreed to contribute $1.25 million which was accrued for in fourth quarter fiscal 1996; the Company's payment will be decreased proportionally if the actual award is lower.



ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996. The Company's Annual Meeting of Stockholders is scheduled for 10:00 a.m. on January 14, 1997, at the San Diego Hilton Beach and Tennis Resort in San Diego, California. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, positions, and ages of the executive officers of Price Enterprises and other key officers of its subsidiaries:

             Name                   Position With Company                 Age
     -----------------        --------------------------------            ---
     Robert E. Price          Chairman of the Board, President            54
                                 and Chief Executive Officer
     George J. Apostol            Executive Vice President,               30
                                    Corporate Development
     Daniel T. Carter          Executive Vice President, Chief            40
                               Financial Officer and Secretary
     Robert M. Gans               Executive Vice President,               47
                                       General Counsel
     Joseph J. Tebo              President of Price Ventures              60
     Theodore Wallace         Chief Executive Officer of Price            48
                                          Ventures


Robert E. Price has been Chairman of the Board, President and Chief Executive Officer of Price Enterprises since July 1994. Mr. Price also serves as Chief Executive Officer of Price Real Estate, Price Global Trading, and Price Quest. From October 1993 to July 1994, Mr. Price was Chairman of the Board of PriceCostco. Mr. Price also serves as a director of Price Real Estate, Price Global Trading, Price Quest and Price Ventures. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company (TPC). Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990.

George J. Apostol has been Executive Vice President, Director of Corporate Development since March 1996. Previously, Mr. Apostol spent approximately 5 years with Citicorp Real Estate, Inc. and was responsible for managing, leasing, disposing and strategically repositioning a diverse portfolio of commercial real estate assets. Mr. Apostol graduated from Columbia Business School with an MBA degree, having a dual concentration in Real Estate Finance and Management of Organizations, and from Lehigh University with a BS degree in Business and Economics.

Daniel T. Carter has been Executive Vice President, Chief Financial Officer and Secretary of Price Enterprises since July 1994. From October 1993 to July 1994, Mr. Carter was Senior Vice President of PriceCostco overseeing financial duties for certain international and San Diego-based businesses. He joined TPC in June 1986 and held a variety of financial executive positions including Vice President of Finance. Prior to joining TPC, Mr. Carter held financial management roles with several diverse companies, as well as having worked for three years with the accounting firm of Ernst & Young.

Robert M. Gans has been Executive Vice President, General Counsel for Price Enterprises since October 1994. Mr. Gans graduated from the UCLA School of Law in 1975, and actively practiced law in private practice from 1975 until 1994. From 1988 until October 1994, Mr. Gans was the senior member of the law firm of Gans, Blackmar & Stevens, A.P.C., of San Diego, California.

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

PART  II

ITEM 5 -- MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICES
The Company's Common Stock was first publicly traded on December 21, 1994, as quoted on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "PREN." The table set forth below provides the high and low sales prices of the Common Stock for the period indicated, as reported by the Nasdaq National Market tier of The Nasdaq Stock Market:

                                                   High           Low
                                                  ------         ------
     Calendar Year --- 1994
       Fourth Quarter (beginning 12/21/94)        14 1/2         12 3/4

     Calendar Year --- 1995
       First Quarter                              13 3/4         10 1/2
       Second Quarter                             14             11 1/2
       Third Quarter                              16             13 1/2
       Fourth Quarter                             16             14 1/4

     Calendar Year --- 1996
       First Quarter                              16 1/8         15
       Second Quarter                             16 1/2         15 1/4
       Third Quarter                              16 1/2         14 3/4
       Fourth Quarter (through 11/1/96)           17 1/4         16

On November 1, 1996, the last reported sales price per share of the Common Stock was $16.625, and the Company had approximately 750 stockholders of record.


DIVIDENDS
During fiscal 1995, a $1.7 million cash dividend of $0.075 per share was paid in August 1995 to offset certain adverse tax consequences which would otherwise have occurred. No dividends were declared or paid during fiscal 1996.

Beginning with fiscal 1997, the Company's Board of Directors announced that it anticipates declaring and paying quarterly cash dividends. The first such dividend of $0.30 per share will be paid on November 15, 1996, to holders of record as of November 1, 1996. The Board of Directors believes that current Company cash flows and favorable tax circumstances support the payment of dividends. Future cash flows will be affected by a number of factors including the revenues received from rental properties, operational expenses, capital expenditures, property sales and tax benefits of tax losses arising from property sales. All future dividends by the Company will be at the discretion of the Board of Directors.

ITEM 6 -- SELECTED FINANCIAL DATA

The following selected data should be read in conjunction with the Company's consolidated financial statements elsewhere in this Form 10-K and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                      FISCAL YEAR
                                                                            ($000's, except per share data)
                                                          -------------------------------------------------------------------
                                                           1996           1995           1994           1993           1992
                                                          -------        -------        -------        -------        -------

Selected Income Statement Data
  Real estate revenues                                    $56,221        $51,897        $30,316        $25,793        $30,672
  Gain (loss) on sale of real estate                          864           (181)         5,474         21,540         15,078
  Merchandise sales                                        36,211         66,573         53,015         28,671          8,212
  Real estate expenses                                     30,118         28,575         17,623         13,310         13,855
  Merchandise cost of sales
  and operating expenses                                   54,938         85,752         57,997         30,882          9,102
  General and administrative                                4,624          3,050          1,600          1,500          1,300
  Provision for asset impairments                          17,000          5,000         90,227            ---            ---
  Operating income (loss)                                 (10,675)        (3,548)       (78,642)        30,517         29,910
  Interest and other                                       12,029          9,283          8,896          4,649          2,961
  Income (loss) before tax provision                        1,354          5,735        (69,746)        35,166         32,871
  Net income (loss)                                            90            546        (41,479)        20,551         19,361
  Net income (loss) per share                                 .00            .02          (1.54)           .76            .72
  Cash dividend per share                                     ---            .08            ---            ---            ---


                                                                                   As of August 31,
                                                                            ($000's, except per share data)
                                                         --------------------------------------------------------------------
                                                           1996           1995           1994           1993           1992
                                                         --------       --------       --------       --------       --------

Selected Balance Sheet Data
  Real estate assets, net                                $341,063       $334,754       $447,387       $387,475       $337,258
  Property held for sale                                   55,951        100,035            ---            ---            ---
  Total assets                                            547,940        567,321        650,553        499,867        454,063
  Long-term debt                                              ---         15,425            ---            ---            ---
  Investment by PriceCostco and
     stockholders' equity                                 532,899        532,085        578,788        454,357        429,672
  Book value per share                                      22.88          22.90          21.44          16.83          15.91


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 1996, and it should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. The Company invests in real estate and related assets, in addition to certain merchandising businesses which include Price Quest, Price Global Trading and Price Ventures activities. Where appropriate, the financial results for these two business segments are discussed
separately.   In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands.

REAL ESTATE RENTAL OPERATIONS

                            Revenue   Percent   Operating             Percent
                            Amount    Change     Income     Change    Change
                            -------   -------   ---------   ------    ------

     Fiscal 1996            $56,221       8%     $26,103   $  2,781      12%
     Fiscal 1995             51,897      71%      23,322     10,629      84%
     Fiscal 1994             30,316     ---       12,693        ---     ---

     For purposes of this discussion, operating income is defined as rental revenue, including common area expense reimbursements, less the related real estate expenses, including all unreimbursable expenses associated with unimproved land and certain developed properties with vacant space. In addition, operating income reflects depreciation expense and earnings from real estate partnerships, but it does not reflect property write-downs for asset impairment or gain (loss) on sale of real estate.

     During fiscal 1996, the increase in revenue was due primarily to increased lease-up of the Pentagon City (VA) property, which was not fully leased until mid-year fiscal 1995. Other factors include additional lease-up of the Bensalem
(PA) property as well as the Dallas (TX) property which was under development during fiscal 1995 and began leasing activity during fourth quarter fiscal 1996. These increases were somewhat offset by a decline in revenues from the Phoenix
(AZ) property, which was sold in March of 1995.

     During fiscal 1995, the increase in revenue was due primarily to the inclusion of the four Price Club properties whose leases began on August 29, 1994, and the inclusion of additional leases at properties located in Pentagon City (VA), Westbury (NY), Seekonk (MA), Philadelphia (PA), Worcester (MA) and Moorestown (NJ). These increases were somewhat offset by a decline due to revenue reductions at Sacramento/65th Expressway (CA) and Phoenix (AZ) properties, as well as the impact of absorbing a full year of expenses in fiscal 1995 for properties that were transferred to the Company in late fiscal 1994. These transfers included the former Price Club in Dallas (TX) and former Costco locations in Florida and Northern California.

ADJUSTED FUNDS FROM OPERATIONS

                                   Less            Add        Adjusted
                    Operating  Straight-line  Depreciation   Funds From  Percent
                     Income       Rentals        Expense     Operations  Change
                    ---------  -------------  ------------   ----------  -------

     Fiscal 1996     $26,103     $(3,150)       $10,071        $33,024      9%
     Fiscal 1995      23,322      (3,332)        10,245         30,235     60%
     Fiscal 1994      12,693        (872)         7,102         18,923    ---

     Real estate industry analysts generally consider funds from operations
(FFO) to be a supplemental measure of performance for real estate-oriented companies. As defined by the National Association for Real Estate Investment Trusts (NAREIT), it is the pretax income determined in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, after adding back depreciation and amortization expense. Due to the significance of straight-line rent accruals, which represent noncash revenues associated with fixed future minimum rent increases, the Company has adjusted the NAREIT definition to eliminate straight-line rents when computing its adjusted FFO.

     Adjusted FFO does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

     For fiscal 1996 and 1995, the growth in adjusted FFO reflects many of the factors mentioned in the revenue and operating income discussion above.


GAIN (LOSS) ON SALE OF REAL ESTATE

                                                                       Percent
                                        Amount        Change           Change
                                        ------        ------           ------

     Fiscal 1996                       $  864       $  1,045            577%
     Fiscal 1995                         (181)        (5,655)         (103%)
     Fiscal 1994                        5,474            ---            ---

     During fiscal 1996, the gain on sale of properties related primarily to the sale of properties in Denver/Littleton (CO), Sacramento/No. Highlands (CA), San Diego (Convoy Ct.) (CA), and San Jose (CA). These and other gains were somewhat offset by a loss on the sale of property in West Palm Beach (FL).

     During fiscal 1995, the loss on sale of properties related primarily to the sale of the Phoenix (AZ) distribution center. During fiscal 1994, gains recognized on the sale of properties located in Glendale (AZ), San Antonio (TX), and Tempe (AZ), were somewhat offset by a loss on the sale of undeveloped land in Austin (TX).


MERCHANDISING OPERATIONS

                         Sales     Percent     Gross      Percent   Percent of
                        Amount     Change     Margin      Change       Sales
                        ------     -------    ------      ------    ----------

     Fiscal 1996       $36,211      (46%)     $1,567       (59%)      4.33%
     Fiscal 1995        66,573       26%       3,817         7%       5.73%
     Fiscal 1994        53,015       ---       3,566        ---       6.73%

     Merchandise sales include the Price Quest and international trading businesses. Gross margin is defined as merchandise sales less the related merchandise costs.

     During fiscal 1996, the decrease in sales was due to a 61% decrease in Price Quest sales and a 35% decrease in international sales. The Price Quest program, which includes kiosk as well as on-line sales, recorded sales of $10.7 million during fiscal 1996, as compared to $27.2 million during fiscal 1995. Prior to the program's discontinuation on August 31, 1996 there were 36 kiosk locations. The decrease in sales is partly attributed to the elimination of display samples. As of the beginning of fiscal 1997 Price Quest's operation of the electronic kiosk shopping business at the PriceCostco locations has been discontinued. The decrease in international sales is due to the lack of international trading sales during fiscal 1996 which decreased from $33.7 million to $2.2 million, although sales to PGT's Saipan/Guam licensee increased from $5.7 million in fiscal 1995 to $23.4 million in fiscal 1996.

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

     Gross margins during fiscal 1996 were reduced to 4.3% of sales due primarily to inventory-related reserves recorded by Price Quest of $1.0 million.

     Gross margins during fiscal 1995 would have benefited from a shift in sales from the traditionally lower margin international trading business to the relatively higher margins obtained with the Price Quest business; however, $0.9 million of inventory-related reserves were recorded by Price Quest during the fourth quarter of fiscal 1995 that related to merchandise returns and salvage reserves.


MERCHANDISING OPERATING EXPENSES

                                                                       Percent
                                       Amount         Change           Change
                                       ------         ------           -------

     Fiscal 1996                      $20,294        $(2,702)           (12%)
     Fiscal 1995                       22,996         14,448            169%
     Fiscal 1994                        8,548            ---            ---

     During fiscal 1996, the decrease in operating expenses was due primarily to decreased expenses for Price Quest, as the prior year included significant depreciation expense and loss reserves for fixtures and equipment. Loss reserves in fiscal 1996 were minimal and depreciation expense was greatly reduced due to the prior year write-down of fixed assets. Fiscal 1996 also reflects a reduction in payroll and related expenses for Price Quest due to reduced head counts. The decrease in operating expenses of Price Quest were somewhat offset by increased expenses for the international merchandising activities.

     During fiscal 1995, the increase in operating expenses was due to $4.5 million of contractual obligations for Price Quest's marketing and warehouse rent with PriceCostco, higher operating and depreciation expenses associated with the expansion of the Price Quest businesses, $2.3 million of write-downs for expected losses on disposals of fixtures and equipment, as well as approximately $4.0 million of increased expenses associated with the international merchandising activities. The sale of PEI's interest in Price Club Mexico during April 1995 sharply reduced reimbursements of U.S.-based overhead expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                                       Percent
                                       Amount         Change           Change
                                       ------          -----           ------

     Fiscal 1996                       $4,624         $1,574             52%
     Fiscal 1995                        3,050          1,450             91%
     Fiscal 1994                        1,600            ---            ---

     During fiscal 1996, the increase in expenses was due primarily to an accrual of $1.25 million pursuant to a tentative agreement to settle the PriceCostco stockholder litigation. Increases were also experienced in the areas of insurance and legal expense.

     During fiscal 1995, the increase in expenses reflects the impact of the Company's continued growth and incremental expenses associated with becoming a separate publicly traded company and $0.25 million of contractual obligations to PriceCostco for administrative services. In fiscal 1994 PriceCostco provided services to the Company and charged general and administrative expenses to PEI by specific identification or by allocations based on total assets or total revenues.

INTEREST INCOME (NET)

                                                                       Percent
                                       Amount         Change           Change
                                       ------          -----           ------

     Fiscal 1996                       $7,442         $1,358             22%
     Fiscal 1995                        6,084          1,287             27%
     Fiscal 1994                        4,797            ---            ---

     During fiscal 1996, the increase in net interest income was due primarily to increased income from various notes receivable, increased earnings on cash balances as well as reduced interest expense on borrowings, including the note payable to PriceCostco, which was repaid during the fourth quarter of fiscal 1996.

     In fiscal 1995, the increase in net interest income was due to increased income from various notes receivable, offset by interest expense incurred on the note payable to PriceCostco and borrowings against the two unsecured line of credit facilities during the year.


OTHER INCOME (NET)

                            Price                 Total
                            Club      Minority    Other                Percent
                           Mexico     Interest   Income     Change     Change
                           ------     --------   ------     ------     ------

     Fiscal 1996           $  ---      $4,587    $4,587     $1,388       43%
     Fiscal 1995           (3,805)      7,004     3,199       (900)     (22%)
     Fiscal 1994            1,948       2,151     4,099        ---      ---

     Price Club Mexico amounts represent the Company's equity in earnings (losses) of the joint venture, after taking into account PriceCostco's 49% minority interest in Mexico Clubs as well as the loss on the sale of the Company's interest to PriceCostco in fiscal 1995. Minority interest represents the allocation of Price Quest and Price Global Trading losses to PriceCostco.

     During fiscal 1996, the increase in other income was due to elimination of the Company's investment in Price Club Mexico partially offset by a reduction in losses allocated to minority interest. PEI began absorbing 100% of the losses in Price Quest and Price Global Trading during third quarter fiscal 1996 because cumulative allocations of losses from these companies to PriceCostco's minority interest had matched PriceCostco's cumulative capital contributions, such that the book value of its investment in these businesses reached zero.

     During fiscal 1995, the decrease in other income was due to the $2.65 million pretax loss on the sale of the Company's interest in Mexico Clubs, as well as operating losses reported by the Price Club Mexico venture during the first half of fiscal 1995. The impact of these losses was offset, in part, by having PriceCostco's minority interest absorb 49% of increased losses of Price Quest and Price Global Trading.

PROVISION FOR ASSET IMPAIRMENTS

                                                                       Percent
                                       Amount         Change           Change
                                       ------          -----           ------

     Fiscal 1996                      $17,000        $12,000            240%
     Fiscal 1995                        5,000        (85,227)          (94%)
     Fiscal 1994                       90,227            ---            ---

     In fiscal 1996 and 1995, noncash charges of $17.0 million and $5.0 million, respectively, were taken to write-down the carrying value of real estate properties which are being held for sale and which are expected to generate net sales proceeds below their current book values. The increase in the reserve reflects management's objective to sell many of the properties held for sale by the end of fiscal 1997. Given the nature of these activities, there can be no assurance that the sale of these properties will be completed during the next fiscal year.

     In fiscal 1994, a noncash charge of $90.2 million was taken that generally related to a change in calculating the estimated losses for assets which were considered to be economically impaired. A write-down was taken to reduce an asset's carrying value if its estimated fair value, based on the risk-adjusted discounted cash flow approach, was lower than its book value. Approximately $74.7 million related to real estate properties and $15.5 million related to write-downs of the City Notes.


PROVISION (BENEFIT) FOR INCOME TAXES

                                                                       Percent
                                       Amount         Change           Change
                                       ------          -----           ------

     Fiscal 1996                     $  1,264        $(3,925)          (76%)
     Fiscal 1995                        5,189         33,456           118%
     Fiscal 1994                      (28,267)           ---            ---

     During the first quarter of fiscal 1996 Price Quest and Price Global Trading were restructured as limited liability companies and subsequent to that date have been treated as partnerships for income tax purposes. Since the restructuring PEI has recognized tax benefits for its share of any tax losses.

     During fiscal 1995, the income tax provision was negatively impacted by the nondeductible losses from Price Quest, Price Global Trading, and the Price Club Mexico joint venture. In addition, the $2.65 million loss on sale of the Mexico Clubs interest provided just $0.5 million of tax benefits.

     In fiscal 1994, the income tax benefit was the net current tax expense of $8.2 million and deferred tax benefits of $36.5 million. The deferred tax benefit relates primarily to the provision for asset impairments which is not currently deductible.

LIQUIDITY AND CAPITAL RESOURCES
While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through net cash provided by real estate operations and through borrowings under the unsecured revolving line of credit facility. Approximately $56 million of the Company's real estate assets are being held for sale, and the cash flow that may ultimately be generated by sales of these properties represents a major source of additional capital resources. To the extent that investment opportunities exceed available cash flow from these sources, the Company's unleveraged balance sheet should enable it to access significant amounts of capital through bank credit facilities and/or securitized debt offerings, or the Company may choose to seek additional funds through future public equity offerings.

The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1998. Advances bear interest, at the Company's option, at either LIBOR plus 0.40% or the bank's Base Rate, as defined. The agreement requires that the Company not sell or pledge certain property with a net book value of $178 million as of August 31, 1996, that the Company maintain certain net worth and debt-to-equity ratios, and that a facility fee of 0.15% of the commitment amount be paid annually. As of August 31, 1996, there was no outstanding balance on the credit facility and the weighted average interest rate charged during fiscal 1996 was 6.25% on borrowings.

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

Consistent with historical trends, operating income from real estate activities increases as properties are developed and declines as properties are sold. The Company's liquidity is primarily affected by the timing and magnitude of rental property acquisition, development and disposition. In addition, the Company's liquidity may be affected by the anticipated payment of quarterly cash dividends to stockholders in the future. See "Item Five--Market for Registrant Common Equity and Related Stockholder Matters."

During fiscal 1997, the Company anticipates investing approximately $15-25 million in commercial real estate development on owned property (a portion of which represents commitments under executed construction contracts), approximately $10-25 million for real estate acquisitions, approximately $3-4 million for investment in Price Global Trading, approximately $3-5 million for investment in Price Quest and approximately $2-3 million for investment in Price Ventures. In addition to cash from operations, the Company expects to generate gross proceeds of approximately $30-40 million from expected sales of real estate. Actual capital expenditures, investment in merchandising businesses and gross proceeds realized from property sales for fiscal 1997 may vary from estimated amounts depending on business conditions and other risks and uncertainties to which the Company and its businesses are subject.


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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                       PRICE ENTERPRISES, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)

                                                                                                          August 31,
                                                                                                   1996                1995
                                                                                                ---------            --------

                                               ASSETS

Current Assets
  Cash and cash equivalents                                                                     $  15,458            $    ---
  Accounts receivable, net                                                                          7,019               5,776
  Merchandise inventories                                                                           2,011               7,385
  Prepaid expenses and other current assets                                                         7,512               1,499
                                                                                                 --------            --------
      Total current assets                                                                         32,000              14,660

Real Estate Assets
  Land and land improvements                                                                      179,639             179,794
  Building and improvements                                                                       190,969             168,808
  Fixtures and equipment                                                                            5,958               7,928
  Construction in progress                                                                            328               6,457
                                                                                                 --------            --------
                                                                                                  376,894             362,987
  Less accumulated depreciation                                                                   (35,831)            (28,233)
                                                                                                 --------            --------
                                                                                                  341,063             334,754
Other Assets
  Property held for sale, net                                                                      55,951             100,035
  City notes receivable                                                                            29,091              30,835
  Atlas and other notes receivable                                                                 48,328              45,790
  Deferred income taxes                                                                            25,640              29,315
  Deferred rents and leasing costs, net                                                            15,867              11,932
                                                                                                 --------            --------
                                                                                                  174,877             217,907
                                                                                                 --------            --------

Total Assets                                                                                     $547,940            $567,321
                                                                                                 --------            --------
                                                                                                 --------            --------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                               $  3,042            $  2,592
  Accrued expenses                                                                                  5,197               4,569
  Payable to PriceCostco, net                                                                         841               1,617
  Other current liabilities                                                                         4,216               6,095
                                                                                                 --------            --------
      Total current liabilities                                                                    13,296              14,873

Note Payable to PriceCostco                                                                           ---              15,425
Minority Interest                                                                                   1,745               4,938

Commitments and Contingencies (Note 12)

Stockholders' Equity
  Common stock, $.0001 par value,
   60,000,000 shares authorized, 23,290,057 and 23,234,075
   shares issued and outstanding                                                                        2                   2
  Additional paid-in capital                                                                      534,004             548,705
  Retained earnings (deficit)                                                                      (1,107)             (1,197)
  Treasury stock                                                                                      ---             (15,425)
                                                                                                 --------            --------
      Total stockholders' equity                                                                  532,899             532,085
                                                                                                 --------            --------
    Total Liabilities and Stockholders' Equity                                                   $547,940            $567,321
                                                                                                 --------            --------
                                                                                                 --------            --------



SEE ACCOMPANYING NOTES.


                                                       PRICE ENTERPRISES, INC.

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                (in thousands, except per share data)

                                                                                          Year Ended August 31,
                                                                               1996                1995                1994
                                                                             --------            --------            --------

Revenues
 Real estate                                                                 $ 56,221            $ 51,897            $ 30,316
  Gain (loss) on sale of real estate, net                                         864                (181)              5,474
  Merchandise sales                                                            36,211              66,573              53,015
  Other revenues                                                                2,709                 540                 ---
                                                                             --------            --------            --------
      Total revenues                                                           96,005             118,829              88,805

Operating Expenses
  Real estate:
    Operating, maintenance and administrative                                  11,667               9,794               5,713
    Property taxes                                                              8,380               8,536               4,808
    Depreciation and amortization                                              10,071              10,245               7,102
  Merchandising:
    Cost of sales                                                              34,644              62,756              49,449
    Operating expenses                                                         20,294              22,996               8,548
  General and administrative                                                    4,624               3,050               1,600
  Provision for asset impairments                                              17,000               5,000              90,227
                                                                             --------            --------            --------
  Total operating expenses                                                    106,680             122,377             167,447
                                                                             --------            --------            --------

Operating loss                                                                (10,675)             (3,548)            (78,642)

Interest and Other
  Interest income, net                                                          7,442               6,084               4,797
  Earnings (loss) of Price Club Mexico joint venture                              ---              (4,988)              3,359
  Minority interest                                                             4,587               8,187                 740
                                                                             --------            --------            --------
      Total interest and other                                                 12,029               9,283               8,896
                                                                             --------            --------            --------

Income (loss) before provision (benefit) for income taxes                       1,354               5,735             (69,746)

Provision (benefit) for income taxes                                            1,264               5,189             (28,267)
                                                                             --------            --------            --------

Net Income (Loss)                                                            $     90            $    546            $(41,479)
                                                                             --------            --------            --------
                                                                             --------            --------            --------

Net Income (Loss) Per Share                                                  $    .00            $    .02            $  (1.54)
                                                                             --------            --------            --------
                                                                             --------            --------            --------




SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)



                                                                                      Accumulated
                                                                       Additional       Foreign       Retained
                                                 Common Stock            Paid-In       Currency       Earnings
                                           Shares          Amount        Capital      Translation     (Deficit)        Total
                                           ------          -------     ----------     -----------     ---------        -----

Investment by PriceCostco at
  August 31, 1993                           27,000           $  3       $454,354         $  ---         $  ---       $454,357

  Net income (loss)                            ---            ---        (41,479)           ---            ---        (41,479)
  Net investment by PriceCostco                ---            ---        167,593            ---            ---        167,593
  Foreign currency translation
   adjustment                                  ---            ---            ---         (1,683)           ---         (1,683)
                                            ------           ----       --------         ------        -------       --------

Investment by PriceCostco at
  August 31, 1994                           27,000              3        580,468         (1,683)           ---        578,788

  Net income                                   ---            ---            ---            ---            546            546
  Adjustment to investment by
   PriceCostco                                 ---            ---         (1,389)           ---            ---         (1,389)
  Stock options exercised including
   income tax benefits                          10            ---            126            ---            ---            126
  Shares repurchased                        (3,776)            (1)       (45,925)           ---            ---        (45,926)
  Foreign currency translation
   adjustment                                  ---            ---            ---          1,683            ---          1,683
  Cash dividend, $.075 per share               ---            ---            ---            ---         (1,743)        (1,743)
                                            ------           ----       --------         ------        -------       --------

Balance at August 31, 1995                  23,234              2        533,280            ---         (1,197)       532,085

  Net income                                   ---            ---            ---            ---             90             90
  Stock options exercised including
   income tax benefits                          56            ---            724            ---            ---            724
                                            ------           ----       --------         ------        -------       --------

Balance at August 31, 1996                  23,290           $  2       $534,004         $  ---        $(1,107)      $532,899
                                            ------           ----       --------         ------        -------       --------
                                            ------           ----       --------         ------        -------       --------


SEE ACCOMPANYING NOTES.

                                                       PRICE ENTERPRISES, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                                Year Ended August 31,
                                                                                       ---------------------------------------
                                                                                         1996           1995           1994
                                                                                       --------       --------       ---------

Operating Activities
Net income (loss)                                                                      $     90       $    546       $(41,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                         11,743         13,432          7,693
   Loss (gain) on sale of assets                                                           (310)         1,430         (5,474)
   Provision for asset impairments                                                       17,000          5,000         90,227
   Equity in losses (earnings) of joint ventures                                            ---          2,338         (4,188)
   Deferred income taxes                                                                  3,676         (2,466)       (36,459)
   Loss on sale of Price Club Mexico joint venture                                          ---          2,650            ---
   Minority interest                                                                     (3,194)        (8,187)           ---
   Change in accounts receivable and other assets                                        (1,882)       (30,086)        (8,773)
   Change in accounts payable and other liabilities                                      (1,217)        23,974         10,740
   Deferred rents and leasing costs                                                      (3,936)        (4,068)        (3,738)
   Unearned rent and security deposits                                                      642          1,176            353
   Other                                                                                    ---            ---            213
                                                                                       --------       --------       --------
     Net cash flows provided by operating activities                                     22,612          5,739          9,115

Investing Activities
   Additions to real estate assets                                                      (19,614)       (24,771)       (44,628)
   Proceeds from sale of real estate assets                                              26,206         12,836         39,878
   Proceeds from real estate joint ventures                                                 ---            ---         12,029
   Proceeds from Price Club Mexico joint venture                                            ---          4,000            ---
   Investment in Price Club Mexico joint venture                                            ---         (3,883)       (39,795)
   Additions to notes receivable                                                         (1,149)        (2,949)       (41,000)
   Payments of notes receivable                                                           3,105          4,947          1,902
                                                                                       --------       --------       --------
     Net cash flows provided by (used in) investing activities                            8,548         (9,820)       (71,614)

Financing Activities
   Net investment by PriceCostco                                                            ---            ---         38,660
   PriceCostco equity contributions to subsidiaries                                         ---         12,495         23,828
   PriceCostco line of credit advances                                                      ---          6,439            ---
   Repayments of PriceCostco note payable and line of credit                            (16,426)       (13,236)           ---
   Proceeds from exercise of stock options including tax benefit                            724            126            ---
   Dividends paid                                                                           ---         (1,743)           ---
   Decrease in equity resulting from cash not transferred in
    spin-off transaction                                                                    ---         (1,644)           ---
                                                                                       --------       --------       --------
     Net cash flows provided by (used in) financing activities                          (15,702)         2,437         62,488
                                                                                       --------       --------       --------

     Net increase (decrease) in cash                                                     15,458         (1,644)           (11)

Cash and Cash Equivalents at Beginning of Year                                                0          1,644          1,655
                                                                                       --------       --------       --------

Cash and Cash Equivalents at End of Year                                               $ 15,458       $      0       $  1,644

                                                                                       --------       --------       --------
                                                                                       --------       --------       --------


SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

FORMATION OF THE COMPANY
Price Enterprises, Inc. ("PEI" or "the Company"), a Delaware corporation, was formed in July 1994. The Company began operations effective August 29, 1994 as a wholly owned subsidiary of Price/Costco, Inc. ("PriceCostco") with specific assets received from PriceCostco pursuant to the Amended and Restated Agreement of Transfer and Plan of Exchange ("Exchange Agreement"). PriceCostco offered to exchange 27 million shares of PEI common stock for an equal number of shares of PriceCostco common stock from PriceCostco stockholders on a voluntary basis, pursuant to the Offering Circular/Prospectus dated November 21, 1994, as amended on December 7, 1994. Approximately 23.2 million shares were exchanged between PriceCostco and certain of its stockholders, and PEI became a separate publicly traded company on December 21, 1994.

The following assets were transferred to PEI:

     - Substantially all of the real estate assets which historically formed the non-club real estate business segment of PriceCostco.

     - Four existing Price Club warehouses which are adjacent to certain properties included above and which have been leased back to PriceCostco effective August 29, 1994.

     - A 51% interest in Price Quest and a 51% interest in Price Global Trading ("PGT"). PriceCostco retained the remaining 49% interest in both companies.

     - Notes receivable from various municipalities and agencies ("City Notes") and a secured note receivable from a company which owns and operates a hotel and convention center in San Diego, California ("Atlas Note").

     - A 51% interest in Mexico Clubs, LLC ("Mexico Clubs") which, prior to April 20, 1995, held a 50% interest in Price Club de Mexico and affiliates ("Price Club Mexico"), a joint venture that develops, owns and operates Price Clubs in Mexico.

For purposes of governing certain of the ongoing relationships between PEI and PriceCostco, the companies entered into certain Operating Agreements, Stockholders' Agreements, and an Advance Agreement. PGT and Price Quest were converted to Limited Liability Companies in November, 1995. PEI and PriceCostco are currently parties to Limited Liability Company Agreements which set forth certain rights and obligations with respect to their investments in Price Quest and PGT. Each Limited Liability Company Agreement provides for an adjustment to the parties' respective percentage ownership interests in the event

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


FORMATION OF THE COMPANY (CONTINUED)

that a party fails to fund a PRO RATA capital call by the relevant subsidiary's Managing Member. Each Limited Liability Company Agreement sets forth, among other things: (i) transfer restrictions if either PEI or PriceCostco offers to transfer, sell, assign or otherwise dispose of its interest in the company; (ii) certain preemptive rights; and (iii) certain registration rights for PriceCostco. These rights and obligations are subject to change; see Note 12.

PriceCostco and Price Quest are currently parties to an Operating Agreement pursuant to which PriceCostco provides for a five-year period, among other things, space in certain PriceCostco warehouse clubs to Price Quest for its electronic shopping kiosks and travel and automobile advertising/referral programs, as well as staffing, cashiering, buying support and other information to Price Quest, in exchange for a fee based on sales. Warehouse rent for the PriceCostco kiosk program was subject to a minimum annual rent requirement of $1.5 million for each of fiscal 1995 and 1996. Price Quest also was obligated to make annual purchases of at least $3 million in each of fiscal 1995 and 1996 of advertisements in PriceCostco's membership publications. The Operating Agreement also contains certain confidentiality and competitive restrictions between the parties. These rights and obligations are subject to change; see
Note 12.

PriceCostco and PGT are currently parties to an Operating Agreement pursuant to which PriceCostco is obligated to provide certain buying support, merchandising services, training and other information to PGT for a period of five years for PGT's use in certain specified geographical areas, including Central America, Australia, New Zealand, Guam, the Northern Mariana Islands and certain Caribbean islands. The Operating Agreement also contains certain confidentiality and competitive restrictions between the parties. These rights and obligations are subject to change; see Note 12.

In accordance with terms of the Exchange Agreement, on February 6, 1995, PEI purchased from PriceCostco approximately 3.8 million shares of its common stock which had not previously been exchanged for $45.9 million ($12.16 per share) in return for a promissory note due December 1996, which was collateralized by the related shares of PEI common stock.

On April 20, 1995, PEI sold its interest in Mexico Clubs to PriceCostco. PriceCostco purchased PEI's interest in Mexico Clubs by making a $30.5 million reduction to the outstanding balance of the promissory note. In addition, Price Club Mexico paid PEI $4.0 million concurrent with the closing of the transaction with PriceCostco. As a result of the partial debt repayment, approximately 2.5 million shares of common stock were released from the collateral arrangement and were retired. During fiscal 1996, the remaining balance of the promissory note of $15.4 million was paid in full and the 1.3 million shares held as treasury stock were released from the collateral arrangement and also retired.

On July 26, 1996 it was announced that PEI had reached a tentative settlement agreement of the class and derivative action pending in the United States District Court, Western District of Washington, entitled IN RE PRICECOSTCO SHAREHOLDER LITIGATION. The settlement agreement is subject to court approval and contains several terms which modify the relationship between PEI, its subsidiaries, and PriceCostco. Once approved, PEI will own 100% of the PGT and Price

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


FORMATION OF THE COMPANY (CONTINUED)
Quest operating companies and certain obligations, non-compete restrictions, and trademark rights established in connection with the Exchange Agreement will be eliminated. See further discussion in Note 12.

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries; whereas, the Company's investment in less than majority owned businesses are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                  Ownership  Basis of Presentation
                                  ---------  -----------------------------------

     Price Real Estate, Inc.        100%     Consolidated
     Price Ventures, Inc.           100%     Consolidated
     Price Quest, LLC                51%     Consolidated
     Price Global Trading, LLC       51%     Consolidated
     PriceCostco Panama              51%     Consolidated
     Mexico Clubs, LLC               51%     Consolidated  (Sold in fiscal 1995)
          --Price Club Mexico        50%     Equity Method (Sold in fiscal 1995)

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

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


REAL ESTATE ASSETS AND DEPRECIATION
Real estate assets are recorded at PriceCostco's and PEI's historical costs as adjusted for recognition of impairment losses. As more fully explained in "Note 2 -- Provision for Asset Impairments," historical costs for real estate and related assets were reduced by $17.0 million, $5.0 million, and $90.2 million during fiscal 1996, 1995 and 1994, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Property held for sale is stated net of accumulated depreciation of $11.6 million and $14.2 million at August 31, 1996 and 1995, respectively. Depreciation of real estate assets is computed on a straight-line basis over their estimated useful lives, as follows:

     Land improvements                  15-25 years
     Building and improvements          10-25 years
     Leasehold improvements             Term of lease
     Tenant improvements                Term of lease or 10 years
     Fixtures and equipment             5 years
     Certain MIS assets                 3 years


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


MERCHANDISE INVENTORIES
Merchandise inventories, which include merchandise for resale and display samples, are valued at the lower of cost (average cost) or market.


DEFERRED LEASING COSTS AND CAPITALIZED INTEREST
Costs incurred in connection with leasing space to tenants are deferred and amortized on the straight-line method over the lives of the related leases. Interest incurred directly by PEI, or indirectly by PriceCostco in fiscal 1994, during the construction period is capitalized and depreciated over the lives of the constructed assets. Total interest incurred was $881,000, $1,261,000 and $1,486,000 for fiscal 1996, 1995, and 1994, respectively; and $361,000, $556,000 and $1,486,000 of such interest, respectively, was capitalized and is included in the property accounts.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


ASSET IMPAIRMENTS
The Company regularly evaluates the estimated fair value of its assets and records appropriate provisions for asset impairments. In fiscal 1994, the Company changed its accounting estimates for impairment losses to adopt a risk-adjusted discounted cash flow approach to estimating asset fair values. The various notes receivable are evaluated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

Beginning with fiscal 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No such indicators of impairment were present in fiscal 1996. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company estimated the sales value, net of related selling costs, on its real estate properties which are being held for sale and recorded an impairment loss of $17 million in fiscal 1996. See Note 2.



FOREIGN CURRENCY TRANSLATION
The accumulated foreign currency translation was related to the Company's investment in Price Club Mexico and was determined by application of the current rate method. Resulting translation adjustments were made directly to a separate component of stockholders' equity.


AUTHORIZED STOCK
The Company's authorized stock consists of 60 million shares of $0.0001 par value common stock and 10 million shares of $0.0001 par value preferred stock. No preferred stock has been issued. At August 31, 1995, 1,268,264 shares of common stock were issued and held as treasury stock. During fiscal 1996 these treasury shares were retired.


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


NET INCOME (LOSS) PER SHARE
Net income (loss) per share is based on the weighted average number of shares outstanding of 23,262,374 and 24,864,000 in fiscal 1996 and 1995, respectively. For fiscal 1994 the Company has assumed that 27 million shares were outstanding.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RECLASSIFICATIONS
Certain reclassifications have been reflected in the financial statements in order to conform with the fiscal 1996 presentation. Stockholders' equity has been restated to reflect common stock at par value and the remaining equity as additional paid-in capital, effective at the beginning of fiscal 1994. In addition, in accordance with the Exchange Agreement, PriceCostco retained net current assets of PEI and its subsidiaries as of the beginning of fiscal 1995. The value of these retained assets, net of an adjustment to the carryover deferred income tax amount, is reflected as an adjustment of $1.4 million to additional paid-in capital as of the beginning of fiscal 1995.


USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


STOCK-BASED COMPENSATION
In October 1995, the Financial Accounting Standards Board issued "Accounting for Stock-Based Compensation" ("Statement No. 123"). The statement is effective for fiscal years beginning after December 1995. Under Statement No. 123, stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principle Board Opinion No. 25 or the fair-value method described in Statement No. 123. The Company intends to implement Statement No. 123 in fiscal 1997 using the intrinsic-value method; accordingly, upon adopting Statement No. 123 there will be no effect on the Company's financial position or results of operations.


NOTE 2 -- PROVISIONS FOR ASSET IMPAIRMENTS

In fiscal 1996 and 1995, noncash charges of $17.0 million and $5.0 million, respectively, were taken to write-down the carrying value of real estate properties which are being held for sale or redevelopment, and which are expected to generate net sales proceeds below their current book values.

In fiscal 1994, the provision for asset impairments of $90.2 million pretax was generally related to a change in calculating estimated losses for assets which were considered to be economically impaired. These noncash write-downs were taken based on the estimated fair value of assets received from PriceCostco as determined by appraisals and/or a risk-adjusted discounted cash flow approach. The fair value of the City Notes was determined using a discounted cash flow approach based on each note's stated interest rate. For each asset, a write-down was taken to reduce the asset's carrying value if its estimated fair value
was lower than its book value.   Approximately $74.7 million of the write-downs
related to real property assets and approximately $15.5 million related to the City Notes.

NOTE 3 -- REAL ESTATE PROPERTIES AND PROPERTY SALES

The Company's real estate properties are generally leased under noncancelable leases with remaining terms ranging from one to 23 years. Real estate revenues include the following rental income (in thousands):

                                                  1996      1995      1994
                                                -------   -------   -------

     Minimum rent                               $42,529   $39,987   $23,526
     Straight-line accrual of future rent         3,150     3,332       872
     Additional rent -- CAM and taxes            10,371     8,499     5,063
     Percentage rent                                171        79        25
                                                -------   -------   -------
       Real estate rental revenues. . . . . .   $56,221   $51,897   $29,486
                                                -------   -------   -------
                                                -------   -------   -------

Real estate revenues also include earnings from real estate joint ventures of $0.8 million in fiscal 1994.

As of August 31, 1996, future minimum rental income due under the terms of noncancelable operating leases is as follows (in thousands):

          1997                           $  43,015
          1998                              42,624
          1999                              42,801
          2000                              43,013
          2001                              43,272
          Thereafter                       418,268

During each of the last three years, the Company sold certain significant real estate properties and recognized related gains or losses on dispositions, as shown in the following table (in thousands). In addition, $576,000 of gains were recognized during fiscal 1996 on sales of insignificant real estate properties.


                                                                           Buyer of                Sales               Pretax
                                                      Date                 Property                Price             Gain (Loss)
                                                    --------            ---------------          --------            -----------

FISCAL 1996
  Warehouse Building                                12/22/95            Unrelated Party          $  3,483               $  65
    PALM HARBOR, FL
  Office Building                                     2/9/96            Unrelated Party             3,500                 143
    SAN DIEGO (CONVOY CT.), CA
  Warehouse Building                                 4/12/96            Unrelated Party            11,075                  80
    RICHMOND, CA

FISCAL 1995
  Fry's Distribution Center                           3/8/95            Unrelated Party             9,598                (181)
    PHOENIX, AZ
  Undeveloped Land                                   3/27/95            Unrelated Party             4,440                  (6)
    FAIRFAX, VA

FISCAL 1994
  Shopping Center                                    10/1/93            The Price REIT             21,700               4,211
    GLENDALE, AZ
  50% of Shopping Center                             4/15/94            The Price REIT             11,400                 935
    TEMPE, AZ





  Undeveloped Land                                   4/29/94            Unrelated Party             5,600                (879)
    AUSTIN, TX
  Undeveloped Land                                   6/16/94            Unrelated Party            10,200               1,358
    SAN ANTONIO, TX


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

The City Notes are recorded at PEI's historical cost as adjusted for recognition of impairment losses. As more fully explained in "Note 2 -- Provision for Asset Impairments," historical costs for the City Notes were reduced by $15.5 million in fiscal 1994 after taking into account a discounted cash flow approach to their valuation.

The Company holds the Atlas Note with a carrying value of $41.7 million as of August 31, 1996, which is collateralized by a hotel and convention center located in San Diego, California. On April 3, 1995, the debt obligation was restructured and key provisions included: required repayment of all outstanding indebtedness within five years, accrual of interest at 10% per annum, payment of interest at LIBOR plus 2.5% per annum (not to exceed 8.0% through December 1, 1996), payment of certain minimum annual amounts, and the right for PEI to receive any cash balances in excess of $1.0 million at the end of each fiscal year.

As part of the restructuring, PEI agreed to fund up to $4.1 million to Atlas to retire an existing mortgage held by a lender with a first priority security interest in the hotel and convention center and to fund certain capital expenditures. Approximately $2.1 million and $2.9 million were advanced in fiscal 1996 and fiscal 1995, respectively. PEI received approximately $1.3 million and $1.1 million of principal repayments during fiscal 1996 and 1995, respectively.


NOTE 5 -- UNSECURED LINES OF CREDIT

The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1998. Advances bear interest, at the Company's option, at either LIBOR plus 0.40%, or the bank's Base Rate, as defined. The agreement requires that the Company not sell or pledge certain property with a net book value of $178 million as of August 31, 1996, that the Company maintain certain net worth and debt-to-equity ratios, and that a facility fee of 0.15% of the commitment amount be paid annually. As of August 31, 1996, there was no outstanding balance on the credit facility. The balance at August 31, 1995 was $1.0 million. The weighted average interest rate charged during fiscal 1996 and 1995 was 6.25% and 6.34%, respectively.

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

NOTE 6 -- RELATED PARTY TRANSACTIONS

Prior to fiscal 1995, PriceCostco historically provided general and administrative services to PEI. The amount allocated to PEI for fiscal 1994 was $1.6 million, and this amount has been included as general and administrative expenses in the accompanying financial statements. The costs incurred by PriceCostco during fiscal 1994 were charged to PEI by specific identification or allocated based on total assets or sales revenues. This cost allocation fairly represented, in management's opinion, PEI's general and administrative expenses during this prior fiscal year.

In fiscal 1996 and 1995, PEI incurred $4.8 million and $4.5 million, respectively, of operating expenses for marketing and warehouse rent to PriceCostco. Included in real estate revenues in both fiscal 1996 and 1995 is $8.0 million of rental income from PriceCostco.

Joseph Kornwasser, a former director of PriceCostco until July 28, 1994 and an officer and Director of The Price REIT (See Note 3), is a general partner and has a two-thirds ownership interest in Kornwasser and Friedman Shopping Center Properties (K&F). As of August 28, 1994, K&F was a partner with PriceCostco in two partnerships. The assets, liabilities, equity and results of operations of these partnerships have been included in these financial statements through fiscal 1994. As of August 28, 1994, PriceCostco had also entered into a Development Agreement with K&F for the development of four additional properties. Both partnership agreements and the Development Agreement provided for a preferred return to PriceCostco on a varying scale from 9% to 10% on its invested capital. After the preferred returns, plus PriceCostco's invested capital, are distributed to PriceCostco, operating cash flows are distributed 75% to PriceCostco and 25% to K&F. Effective August 28, 1994, PEI purchased the K&F partnership interests and terminated the Development Agreement for $2.5 million.

NOTE 7 -- SALE OF INTEREST IN MEXICO CLUBS

On April 20, 1995, the Company completed the sale of its interest in Mexico Clubs in return for combined proceeds of $34.5 million. PriceCostco purchased PEI's interest in Mexico Clubs by making a $30.5 million reduction to the outstanding balance of the $45.9 million note receivable from PEI. The note related to the 3.8 million share common stock repurchase on February 6, 1995.
In addition, Price Club Mexico paid $4.0 million concurrent with the closing of the transaction with PriceCostco. The sale of the interest in Price Club Mexico resulted in a $2.6 million loss ($2.1 million after-tax) which is included in earnings (loss) of Price Club Mexico joint venture.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFIT SHARING AND 401(k) PLAN

Substantially all of the employees of the Company are participants in a defined contribution profit sharing and 401(k) plan. Profit sharing contributions, if any, are based on a discretionary amount determined by the Board of Directors and are allocated to each participant based on the relative compensation of the participant, subject to certain limitations, to the compensation of all participants. The Company makes a matching 401(k) contribution equal to 50% of the participants contribution up to an annual maximum matching contribution of $250.

During fiscal 1996, the plan year was converted to a calendar year from a fiscal year; therefore, a contribution of $187,000 was made to the profit sharing plan for the period of September 1995 to December 1995. In addition, employer contributions to the 401(k) plan for the 1996 fiscal year were $37,000. All future profit sharing contributions will be made in January for the previous calendar year. Contributions to the plan during fiscal 1995 were $616,000.


NOTE 9 -- STOCK OPTION PLANS

In 1995, the Company established an Employee Stock Option and Stock Grant Plan and a Director Stock Option Plan under which 1,500,000 shares and 150,000 shares, respectively, have been reserved for issuance. Options have been granted to certain employees and directors at prices equal to the market price on the date of grant. Options generally vest over a five year period and expire after six years. The following table summarizes the stock option transactions for fiscal 1995 and 1996 for the employee plan:

                                           Stock            Range of Exercise
                                          Options            Price Per Share
                                         ---------          ---------------

     Outstanding at August 31, 1994              0            ---      ---
       Granted                           1,088,900          $11.25 - $12.44
       Exercised                           (10,047)         $11.25 - $11.25
       Cancelled                          (116,745)         $11.25 - $12.44
                                         ---------
     Outstanding at August 31, 1995        962,108          $11.25 - $12.44

       Granted                             183,500          $15.25 - $16.00
       Exercised                           (55,982)         $11.25 - $12.44
       Cancelled                          (145,861)         $11.25 - $11.25
                                         ---------
     Outstanding at August 31, 1996        943,765          $11.25 - $16.00
                                         ---------
                                         ---------

As of August 31, 1996, options to purchase 143,705 shares were exercisable under the employee plan, and 1,433,971 shares of common stock were reserved for future issuance in connection with this plan. Options for 10,000 and 90,000 shares of PEI common stock were issued to certain non-employee directors of the Company during fiscal 1996 and 1995, respectively, at prices ranging from $12.00 to $15.63 per share that were equal to the market price on the date of grant. As of August 31, 1996, 18,000 options were exercisable under the director plan, and there were 150,000 shares of common stock reserved for future issuance in connection with this plan.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- STOCK OPTION PLANS (CONTINUED)
Certain employees of PEI continue to participate in various PriceCostco stock option plans. Pursuant to terms of the Exchange Agreement, these employees will generally be allowed to continue to hold those vested, but unexercised, PriceCostco stock options as of January 1, 1995, under terms and conditions set forth in the related PriceCostco stock option agreements. As of August 31, 1996, stock options for 375,162 shares of PriceCostco common stock were exercisable by PEI employees at prices ranging from $13.15 to $27.23.


NOTE 10 -- BUSINESS SEGMENTS

The Company has investments in two business segments: (1) real estate operations, and (2) certain merchandising businesses. The real estate segment consists primarily of investment properties, properties held for sale, the Atlas Note and the City Notes. Merchandising activities include Price Quest, Price Global Trading, Price Ventures and Mexico Clubs.

Certain real estate properties are being held for sale and produce little, if any, return on investment. With respect to the merchandising segment, elimination of the Price Club Mexico activities by PEI was significant in that the Company had historically recovered from Price Club Mexico all of its U.S.- based overhead expenses while also recognizing its share of the joint venture's operating profits. In fiscal 1995, however, the Company recorded losses from the Mexico operations through March 1995, a loss was recognized when its interest was sold to PriceCostco, and the Company was not able to fully recover its overhead costs thereafter. The Company's segment information is as follows for the years ended August 31, 1996, 1995 and 1994 (in thousands):


                                                                               1996                1995                1994
                                                                             --------            --------            --------

Revenues:
  Real estate                                                                $ 57,085            $ 51,716            $ 35,790
  Merchandising                                                                38,920              67,113              53,015
                                                                             --------            --------            --------
     Total revenues                                                          $ 96,005            $118,829            $ 88,805
                                                                             --------            --------            --------
                                                                             --------            --------            --------

Income (loss) before income taxes:
  Real estate                                                                $ 17,283            $ 24,701            $(67,263)
  Merchandising, net of minority interest                                     (11,431)            (15,440)               (883)
  General and administrative, interest and other expenses                      (4,498)             (3,526)             (1,600)
                                                                             --------            --------            --------
     Total income (loss) before income taxes                                 $  1,354            $  5,735            $(69,746)
                                                                             --------            --------            --------
                                                                             --------            --------            --------

Identifiable assets:
  Real estate                                                                $541,345            $551,838            $550,086
  Merchandising                                                                 6,595              15,483             100,467
                                                                             --------            --------            --------
     Total identifiable assets                                               $547,940            $567,321            $650,553
                                                                             --------            --------            --------
                                                                             --------            --------            --------

Depreciation and amortization:
  Real estate                                                                $ 10,071            $ 10,245            $  7,102
  Merchandising                                                                 1,672               3,187                 591
                                                                             --------            --------            --------
     Total depreciation and amortization                                     $ 11,743            $ 13,432            $  7,693
                                                                             --------            --------            --------
                                                                             --------            --------            --------

Capital expenditures:
  Real estate                                                                $ 17,053            $ 18,529            $ 41,717



  Merchandising                                                                 2,561               6,242               2,911
                                                                             --------            --------            --------
     Total capital expenditures                                              $ 19,614            $ 24,771            $ 44,628
                                                                             --------            --------            --------
                                                                             --------            --------            --------


                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                                 1996       1995      1994
                                               --------  --------  --------
Current:
  Federal                                       $(1,285) $  7,236  $  7,066
  State                                            (513)    1,418     1,126
                                               --------  --------  --------
                                                 (1,798)    8,654     8,192

Deferred:
  Federal                                         1,887    (3,513)  (31,168)
  State                                           1,175        48    (5,291)
                                               --------  --------  --------
                                                  3,062    (3,465)  (36,459)
                                               --------  --------  --------
      Total provision (benefit)                $  1,264  $  5,189  $(28,267)
                                               --------  --------  --------
                                               --------  --------  --------


A reconciliation between the federal statutory rate and the effective tax rate follows (in thousands):


                                                 1996       1995      1994
                                               --------  --------  --------

Federal taxes (benefit) at the statutory rate  $    473  $  2,007  $(24,411)
State taxes, net of federal benefit                  81       690    (4,220)
Tax losses of 51%-owned subsidiaries                708     1,538    ---
Price Club Mexico operations                        ---       893    ---
All other, net                                        2        61       364
                                               --------  --------  --------
     Total provision (benefit)                 $  1,264  $  5,189  $(28,267)
                                               --------  --------  --------
                                               --------  --------  --------

The significant components of deferred income taxes are attributable to the following temporary differences (in thousands):

                                                    August 31,     August 31,
                                                       1996           1995
                                                    ----------     ----------

Deferred tax assets:
  Real estate properties                             $19,521        $21,178
  City notes receivable                               11,756         11,546
  Net operating losses                                 5,437          4,654
  International revenues and expenses                    241            836
  Inventory and equipment reserves                       304            715
  All other, net                                         686            849
                                                     -------        -------
                                                      37,945         39,778

Deferred tax liabilities:
  Deferred rental income                              (4,345)        (2,977)
  Deferred state income tax                           (1,261)        (1,824)
  All other, net                                         ---             (8)
                                                     -------        -------
                                                      (5,606)        (4,809)

Valuation allowance                                   (5,437)        (4,654)
                                                     -------        -------
     Net deferred tax assets                         $26,902        $30,315
                                                     -------        -------
                                                     -------        -------

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - INCOME TAXES (CONTINUED)

At August 31, 1996 and 1995 Price Global Trading and Price Quest had combined net operating loss (NOL) carryforwards of approximately $11.5 million and $9.8 million, respectively, for federal income tax purposes which may be applied against future taxable income. A valuation allowance was established for the potential tax benefit of these NOL carryforwards as the certainty of their ultimate utilization is not sufficient to allow for deferred tax assets to be recorded. These NOL carryforwards will expire in 2009 unless previously utilized. A short-term deferred tax asset of $1.3 million and $1.0 million in 1996 and 1995, respectively, is included in current assets. During fiscal 1996 deferred tax assets of $351,000, representing PriceCostco's interest in such assets, was offset against PriceCostco's minority interest in Price Quest.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Price Enterprises is the lessee of four former warehouse club properties with remaining terms ranging from one to 23 years. Aggregate rental expense for fiscal 1996 and 1995 was $2.5 million and $2.4 million, respectively. Future minimum payments during the next five fiscal years and thereafter under these noncancelable leases at August 31, 1996 were as follows (in thousands):

         1997                                       $  1,915
         1998                                          1,716
         1999                                          1,605
         2000                                          1,272
         2001                                          1,272
         Thereafter                                   13,790
                                                    --------
         Total minimum payments                     $ 21,570
                                                    --------
                                                    --------

The above properties are subleased to others. Included in other current liabilities are amounts which represent future minimum lease payments in excess of expected future sublease receipts of $1.5 million and $2.6 million for fiscal 1996 and 1995, respectively. As of August 31, 1996, total future sublease revenues are $28.4 million, and such amounts are included in future minimum rental income amounts in Note 3 of these financial statements.

IN RE PRICE/COSTCO SHAREHOLDERS' LITIGATION, United States District Court for the Western District of Washington, No. C94-1874C: This consolidated action was commenced on December 19, 1994 alleging the violation of certain state and federal laws arising from the spin-off of the Company from PriceCostco, Inc. and the prior merger between The Price Company and Costco Wholesale Corporation.
The defendants named in the Second Amended Complaint were the Company, PriceCostco and the members of PriceCostco's Board of Directors at the time of the spin-off transaction. A tentative settlement has been reached, which is subject to court approval. The settlement involves certain agreements between the Company and PriceCostco regarding

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
Price Global Trading, LLC and Price Quest, LLC, including the elimination of certain non-compete and operating agreements and the Company's assumption of sole ownership of those entities. In addition, certain trademark and license agreements between the Company and PriceCostco will be terminated. For Price Global Trading the remaining non-compete restrictions and trademark rights involving the Company and PriceCostco relate to Panama, Guam and the Northern Mariana Islands. For Price Quest the remaining non-compete restrictions and obligations involving the Company and PriceCostco relate to the automobile advertising/referral and travel businesses. Plaintiffs' counsel will seek an award of attorneys' fees of up to $4.25 million, of which the Company has agreed to contribute $1.25 million which was accrued for in fourth quarter fiscal 1996; the Company's payment will be decreased proportionally if the actual award is lower.


NOTE 13 - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                            1st                  2nd                 3rd                 4th
                                                          Quarter              Quarter             Quarter             Quarter
                                                          -------              -------             -------            --------
                                                                      (in thousands, except per share data)

Fiscal 1995
     Revenues                                             $42,085             $27,300             $24,803             $24,641
     Operating expenses                                    40,659              26,108              23,876              31,734
     Operating income (loss)                                1,426               1,192                 927              (7,093)
     Net income (loss)                                      2,676                (376)                622              (2,376)
     Net income (loss) per share                              .10                (.01)                .03                (.10)

Fiscal 1996
     Revenues                                             $31,483             $19,956             $21,876             $22,690
     Operating expenses                                    30,445              20,818              19,463              35,954
     Operating income (loss)                                1,038                (862)              2,413             (13,264)
     Net income (loss)                                      2,093               1,764               2,867              (6,634)
     Net income (loss) per share                              .09                 .08                 .12                (.28)


The first quarter includes 16 weeks of merchandising operations, whereas all other quarters include 12 weeks, except for fourth quarter fiscal 1995 which includes 13 weeks. Significant fourth quarter adjustments include $17.0 million and $5.0 million for fiscal years 1996 and 1995, respectively, related to the write-down of real estate properties being held for sale.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes, and financing activities not affecting cash, are as follows (in thousands):

                                                    Year Ended August 31,
                                                  1996      1995      1994
                                                 ------    ------    ------

Interest expense paid to PriceCostco             $2,911   $ 8,140    $8,192
Income taxes                                        829     1,261       ---

Treasury stock acquired for note payable            ---   $45,925       ---


NOTE 15 - SUBSEQUENT EVENT

Subsequent to year-end the Company declared a cash dividend of $0.30 per share, totaling approximately $7.0 million, payable on November 15, 1996 to stockholders of record on November 1, 1996.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





Board of Directors
Price Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Price Enterprises, Inc. as of August 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal years ended August 31, 1996 and 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Price Enterprises, Inc. for the fiscal year ended August 31, 1994, were audited by other auditors whose report dated November 14, 1994, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Price Enterprises, Inc. as of August 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for the fiscal years ended August 31, 1996 and 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



ERNST & YOUNG LLP



San Diego, California
October 9, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Price Enterprises, Inc.:

We have audited the statements of income, stockholders' equity and cash flows of Price Enterprises, Inc. for the year ended August 31, 1994. These financial statements are the responsibility of Price Enterprises, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements of Price Enterprises, Inc. referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended August 31, 1994 in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Seattle, Washington
November 14, 1994

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART  III



ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers of the Registrant, see
Item 4A -- "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on January 14, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11 -- EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on January 14, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on January 14, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on January 14, 1997, to be filed with the Commission pursuant to Regulation 14A.

                                    PART  IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules:
                                                                            Page
                                                                            ----
     (1)  (A)  Report of Independent Auditors                                46
               Report of Independent Public Accountants                      47
          (B)  Financial Statements
               (i)    Consolidated Balance Sheets as of
                      August 31, 1995 and 1994                               28
               (ii)   Consolidated Statements of Income for the
                      Years Ended August 31, 1995, 1994 and 1993             29
               (iii)  Consolidated Statements of Stockholders'
                      Equity for the Years Ended August 31, 1995,
                      1994 and 1993                                          30
               (iv)   Consolidated Statements of Cash Flows for
                      the Years Ended August 31, 1995, 1994 and 1993         31
               (v)    Notes to Consolidated Financial Statements             32

     (2)  Financial Statement Schedules:

          Schedule III - Real Estate and Accumulated Depreciation            55

          All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

     (3)  For a list of exhibits filed with this annual report, refer to the exhibit index on page 59.

(b)  The Company filed a report on Form 8-K on July 31, 1996.

     (1) The announcement that a tentative settlement agreement had been reached of the class and derivative action pending in the United States District Court, Western District of Washington, entitled IN RE PRICECOSTCO SHAREHOLDER LITIGATION.

(c) Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index on page 59.


                                                       PRICE ENTERPRISES, INC.
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           AUGUST 31, 1996
                                                       (AMOUNTS IN THOUSANDS)

                                                                                             Gross amount at which carried
                                                     Initial Costs                 Costs           at close of period
                                              --------------------------     Capitalized  ---------------------------------
                                                  Land and  Building and      Subsequent      Land and  Building and
Location                   Description        Improvements  Improvements  to Acquisition  Improvements  Improvements  Total (1)
-------------------------------------------------------------------------------------------------------------------------------

Westbury, NY               Shopping Center        $ 41,784       $     0        $ 28,323      $ 46,620      $ 23,487  $ 70,107
Pentagon City, VA          Shopping Center          24,742        14,473          25,125        26,290        38,050    64,340
Wayne, NJ                  Shopping Center          19,760         6,912          12,249        22,200        16,721    38,921
Philadelphia, PA           Shopping Center           8,649         4,382          12,204         9,086        16,149    25,235
Dallas, TX                 Retail Building          10,662             0          13,329        12,447        11,544    23,991
San Diego, CA              Warehouse/
                           Office Building           5,244         7,990          10,529         5,710        17,874    23,584
Seekonk, MA                Shopping Center           7,636             0          12,564        10,088        10,112    20,200
Signal Hill, CA            Shopping Center           5,872             0          10,216         8,285         7,803    16,088
Fountain Valley, CA        Shopping Center           4,551             0          10,347         6,595         8,303    14,898
Glen Burnie, MD            Shopping Center           1,795             0           8,845         3,808         6,832    10,640
Moorsetown, NJ
 (leased land)             Shopping Center          Leased             0           7,984             0         7,984     7,984
Northridge, CA             Shopping Center           4,029             0           3,586         5,105         2,510     7,615
Azusa, CA                  Warehouse/
                           Rest. Pads                4,248           896           2,212         4,336         3,020     7,356
San Diego/Carmel Mtn., CA  Shopping Center           3,464             0           3,431         3,742         3,153     6,895
Worcester, MA              Retail Building           5,154             0           1,245         2,835         3,564     6,399
Sacramento/Stockton, CA    Shopping Center           1,437             0           3,611         2,481         2,567     5,048
San Juan Capistrano, CA    Shopping Center           3,150             0           1,285         2,034         2,401     4,435
Tucson, AZ                 Shopping Center           1,073             0           2,753         1,788         2,038     3,826
Hampton, VA                Shopping Center           1,132             0           1,826         1,436         1,522     2,958
Smithtown, NY              Retail Building             721             0           2,022         1,231         1,512     2,743
Redwood City, CA           Retail Building           1,860             0             235         2,095             0     2,095
Denver/Littleton, CO       Retail Building             607           847             424           584         1,294     1,878
Denver/Aurora, CO          Restaurant                  105             0             647           173           579       752
San Diego/Southeast, CA    Restaurant/Bank             217             0             387           170           434       604
Chula Vista/
 Rancho del Rey, CA        Land                        915             0            (415)          500             0       500
------------------------------------------------------------------------------------------------------------------------------
Total Investment
 Properties                                        158,807        35,500         174,964       179,639       189,453   369,092
------------------------------------------------------------------------------------------------------------------------------

Houston, TX                Retail Building          10,089             0             163         7,009         3,243    10,252
Bakersfield, CA            Shopping Center           1,957         2,484           3,257         2,648         5,050     7,698
Sacramento/
 65th Expressway, CA       Shopping Center           1,719         5,636             258         1,382         6,231     7,613
Buffalo, NY                Retail Building           2,503             0           4,133         3,656         2,980     6,636
Schaumburg, IL             Land                      6,221             0            (471)        5,750             0     5,750
Inglewood, CA              Warehouse Building        1,438             0           3,709         1,666         3,481     5,147
Riverside/La Sierra, CA    Warehouse Building        3,301             0             641         1,874         2,068     3,942
New Britain, CT            Warehouse Building        3,640             0             158         2,579         1,219     3,798
Colton, CA                 Retail Building           2,002           926             844         1,978         1,794     3,772
Washington Metro, MD       Industrial Building       3,192             0             511         1,398         2,305     3,703
Fresno, CA                 Land                      3,866             0            (186)        3,680             0     3,680
Santee, CA                 Warehouse Building          643         2,249             656           526         3,022     3,548
Richmond, VA               Land                      2,751             0            (694)        2,057             0     2,057
Sacramento/
 Rancho Cordova, CA        Land                      2,382             0            (482)        1,900             0     1,900
Mesa/Broadway, AZ          Retail Building             175             0           1,363           325         1,213     1,538
Gaithersburg, MD           Land                      3,000             0          (1,496)        1,500             4     1,504
Sterling, VA               Land                      2,021             0            (586)        1,430             5     1,435
Carlsbad, CA               Land                        300             0           1,100         1,400             0     1,400
Chula Vista/Oxford St., CA Land                      3,104             0          (1,765)        1,339             0     1,339
East Mesa/
 Superstition Springs, AZ  Land                      2,086             0          (1,105)          981             0       981
San Jose, CA               Industrial Building      Leased             0             942             0           942       942
Concord, CA                Land                      1,735             0            (810)          925             0       925
Santa Clarita, CA          Land                      1,115             0            (215)          900             0       900
Sacramento/
 No. Highlands, CA         Land                        374             0             259           633             0       633
Riverside/Third St., CA    Industrial Building          78           493              27            77           521       598
Palm Desert, CA            Land                        500             0               0           500             0       500
Fountain Valley, CA        Land                        475             0               0           475             0       475
Rancho Cucamonga, CA       Land                        805             0            (400)          405             0       405
Tucson, AZ                 Land                        400             0               0           400             0       400
Denver/Westminster, CO     Land                        305             0               0           305             0       305
Rohnert Park, CA           Land                        300             0               0           300             0       300
Baltimore, MD              Land                        585           115            (488)          202            10       212
Tacoma, WA                 Warehouse Building       Leased             0             139             0           139       139
Denver/Aurora, CO          Land                         90             0              22           112             0       112
Milwaukee, WI              Retail Building          Leased             0              41             0            41        41
------------------------------------------------------------------------------------------------------------------------------
  Total properties held
   for sale                                         63,152        11,903           9,525        50,312        34,268    84,580
------------------------------------------------------------------------------------------------------------------------------
Provision for asset
 impairments                                                                                                           (17,000) (2)
------------------------------------------------------------------------------------------------------------------------------
Total properties                                  $221,959       $47,403        $184,489      $229,951      $223,721  $436,672
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


                                                                                                      Depreciable Life
                                                                               ---------------------------------------------------
                                            Accumulated          Date of        Date of         Land                   Building
Location                   Description     Depreciation       Construction    Acquisition   Improvements    Building  Improvements
----------------------------------------------------------------------------------------------------------------------------------

Westbury, NY               Shopping Center        $ (3,457)         1992-93           1992             25         25            10
Pentagon City, VA          Shopping Center          (3,217)         1993-94           1993             25         25            10
Wayne, NJ                  Shopping Center          (3,096)         1991-93           1991             25         25            10
Philadelphia, PA           Shopping Center          (1,778)    1992,1994-95           1991             25         25            10
Dallas, TX                 Retail Building          (1,083)         1991-92           1991             25         25            10
San Diego, CA              Warehouse/
                           Office Building          (8,927)            1981             25             25         10
Seekonk, MA                Shopping Center          (1,688)         1991-94           1991             25         25            10
Signal Hill, CA            Shopping Center          (1,021)         1992-93           1991             25         25            10
Fountain Valley, CA        Shopping Center          (1,337)         1990-93           1989             25         25            10
Glen Burnie, MD            Shopping Center          (1,228)         1990-92           1985             25         25            10
Moorsetown, NJ
 (leased land)             Shopping Center          (1,563)         1989-91           1989             25         25            10
Northridge, CA             Shopping Center            (255)         1993-94           1988             25         25            10
Azusa, CA                  Warehouse/
                           Rest. Pads                 (476)            1983           1983             25         25            10
San Diego/Carmel Mtn., CA  Shopping Center            (378)         1992-93           1991             25         25            10
Worcester, MA              Retail Building            (468)            1992           1992             25         25            10
Sacramento/Stockton, CA    Shopping Center            (140)         1994-95           1993             25         25            10
San Juan Capistrano, CA    Shopping Center            (320)   1988-89,94-95           1987             25         25            10
Tucson, AZ                 Shopping Center            (437)         1989-91           1988             25         25            10
Hampton, VA                Shopping Center            (281)            1992           1987             25         25            10
Smithtown, NY              Retail Building            (688)         1988-89           1985             25         25            10
Redwood City, CA           Retail Building               0                            1982              -          -             -
Denver/Littleton, CO       Retail Building            (219)                           1990             25         25            10
Denver/Aurora, CO          Restaurant                  (70)            1993           1990             25         25            10
San Diego/Southeast, CA    Restaurant/Bank            (235)         1989-90           1989             25         25            10
Chula Vista/
 Rancho del Rey, CA        Land                          0                            1993              -          -             -
----------------------------------------------------------------------------------------------------------------------------------
Total Investment
 Properties                                        (32,362)
----------------------------------------------------------------------------------------------------------------------------------

Houston, TX                Retail Building            (596)                           1991             25         25            10
Bakersfield, CA            Shopping Center          (1,157)                           1990             25         25            10
Sacramento/
 65th Expressway, CA       Shopping Center          (2,464)                           1987             25         25            10
Buffalo, NY                Retail Building          (1,138)         1989-90           1989             25         25            10
Schaumburg, IL             Land                          0                            1992              -          -             -
Inglewood, CA              Warehouse Building         (967)            1989           1984             25         25            10
Riverside/La Sierra, CA    Warehouse Building         (628)            1986           1986             25         25            10
New Britain, CT            Warehouse Building         (332)                           1991             25         25            10

                                           55


                                                                                                      Depreciable Life
                                                                               ---------------------------------------------------
                                            Accumulated          Date of        Date of         Land                   Building
Location                   Description     Depreciation       Construction    Acquisition   Improvements    Building  Improvements
----------------------------------------------------------------------------------------------------------------------------------


Colton, CA                 Retail Building          (1,275)                           1981             25         25            10
Washington Metro, MD       Industrial Building        (886)                           1986             25         25            10
Fresno, CA                 Land                          0                            1992              -          -             -
Santee, CA                 Warehouse Building         (554)                           1988             25         25            10
Richmond, VA               Land                        (40)                           1990              -          -             -
Sacramento/
 Rancho Cordova, CA        Land                          0                            1989              -          -             -
Mesa/Broadway, AZ          Retail Building            (213)            1993           1979             25         25            10
Gaithersburg, MD           Land                          0                            1989              -          -             -
Sterling, VA               Land                         (1)                           1990              -          -             -
Carlsbad, CA               Land                        (68)                           1989             25          -             -
Chula Vista/
 Oxford St., CA            Land                          0                            1985             25         25            10
East Mesa/
 Superstition Springs, AZ  Land                          0                            1988              -          -             -
San Jose, CA               Industrial Building        (942)                           1986              -          -             -
Concord, CA                Land                          0                            1988              -          -             -
Santa Clarita, CA          Land                          0                            1991              -          -             -
Sacramento/
 No. Highlands, CA         Land                          0             1988           1986              -          -             -
Riverside/Third St., CA    Industrial Building        (188)                           1988             25         25            10
Palm Desert, CA            Land                          0                            1990              -          -             -
Fountain Valley, CA        Land                          0                            1989              -          -             -
Rancho Cucamonga, CA       Land                          0                            1992              -          -             -
Tucson, AZ                 Land                          0                            1988              -          -             -
Denver/Westminster, CO     Land                          0                            1990              -          -             -
Rohnert Park, CA           Land                          0                            1991              -          -             -
Baltimore, MD              Land                          0                            1986              -          -             -
Tacoma, WA                 Warehouse Building         (139)                           1979              -          -             -
Denver/Aurora, CO          Land                          0                            1990              -          -             -
Milwaukee, WI              Retail Building             (41)                           1986              -          -             -
----------------------------------------------------------------------------------------------------------------------------------
  Total properties held
   for sale                                        (11,629)
----------------------------------------------------------------------------------------------------------------------------------
Provision for asset impairments
Total properties                                  $(43,991)
----------------------------------------------------------------------------------------------------------------------------------


(1)  The aggregate cost for Federal income tax purposes is $487,623.

(2) Provision for asset impairments represents a reserve against essentially all properties held for sale to reduce their net carrying values to the net proceeds expected upon sale.

                             PRICE ENTERPRISES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (AMOUNTS IN THOUSANDS)

                                                           Fiscal Year
                                                  ----------------------------
Reconciliation to Reported Amounts                  1996      1995      1994
----------------------------------                -------   --------  --------
PROPERTY AND EQUIPMENT
 Balance at beginning of year. . . . . . . . . .  $469,337  $476,340  $415,236
 Additions during the year:
  Transfers from PriceCostco . . . . . . . . . .       ---     2,100   139,097
  Purchases. . . . . . . . . . . . . . . . . . .    17,003    18,329    42,367
 Deductions during the year:
  Cost of properties sold. . . . . . . . . . . .   (32,668)  (22,432)  (43,510)
  Asset impairment loss. . . . . . . . . . . . .   (17,000)   (5,000)  (76,850)
                                                  --------  --------  --------
    Subtotal . . . . . . . . . . . . . . . . . .   436,672   469,337   476,340
                                                  --------  --------  --------
                                                  --------  --------  --------
 Other:
  Foreign property acquired by PGT joint venture     1,946       ---       ---
  FF&E . . . . . . . . . . . . . . . . . . . . .     5,856     7,928     4,375
                                                  --------  --------  --------
 Balance at end of year. . . . . . . . . . . . .  $444,474  $477,265  $480,715
                                                  --------  --------  --------
                                                  --------  --------  --------
ACCUMULATED DEPRECIATION
 Balance at beginning of year. . . . . . . . . .  $ 39,282  $ 32,332  $ 29,473
 Depreciation expense. . . . . . . . . . . . . .     9,433     9,813     6,752
 Accumulated depreciation of properties sold . .    (4,724)   (2,863)   (9,106)
 Transfers from PriceCostco. . . . . . . . . . .       ---       ---    11,351
 Asset impairment loss . . . . . . . . . . . . .       ---       ---    (6,138)
                                                  --------  --------  --------
   Subtotal. . . . . . . . . . . . . . . . . . .    43,991    39,282    32,332
 Other:
  Accumulated depreciation of foreign property .       ---       ---       ---
  Accumulated depreciation of FF&E . . . . . . .     3,469     3,194       996
                                                  --------  --------  --------
 Balance at end of year. . . . . . . . . . . . .  $ 47,460  $ 42,476  $ 33,328
                                                  --------  --------  --------
                                                  --------  --------  --------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                             PRICE ENTERPRISES, INC.

DATED:    November 20, 1996                  By:  /s/ Robert E. Price
          -----------------                     --------------------------
                                                  Robert E. Price
                                                  President and
                                                  Chief Executive Officer

DATED:    November 20, 1996                  By: /s/ Daniel T. Carter
          -----------------                     --------------------------
                                                  Daniel T. Carter
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ Robert E. Price                                    November 20, 1996
------------------------------------------------            -----------------
ROBERT E. PRICE, Chairman of the Board of                   Date
Directors, Chief Executive Officer and President

     /s/ Paul A. Peterson                                   November 20, 1996
------------------------------------------------            -----------------
PAUL A. PETERSON, Vice Chairman of the                      Date
Board of Directors

     /s/ Nancy Y. Bekavac                                   November 20, 1996
------------------------------------------------            -----------------
NANCY Y. BEKAVAC, Director                                  Date

     /s/ William P. Dickey                                  November 20, 1996
------------------------------------------------            -----------------
WILLIAM P. DICKEY, Director                                 Date

     /s/ Murray L. Galinson                                 November 20, 1996
------------------------------------------------            -----------------
MURRAY L. GALINSON, Director                                Date

     /s/ Katherine L. Hensley                               November 20, 1996
------------------------------------------------            -----------------
KATHERINE L. HENSLEY, Director                              Date

     /s/ Leon C. Janks                                      November 20, 1996
------------------------------------------------            -----------------
LEON C. JANKS, Director                                     Date

                                  EXHIBIT INDEX


                                   DESCRIPTION
PAGE
---
2.1 Amended and Restated Agreement of Transfer and Plan of Exchange, dated as of November 14, 1994, by and between Price/Costco, Inc. and Price Enterprises, Inc. (incorporated herein by reference to Exhibit 2.1 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449)) . . . .

3.1 Certificate of Incorporation of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on
          September 15, 1994 (File No. 33-55481)). . . . . . . . . . . . . . .

3.1(a) Certificate of Amendment to Certificate of Incorporation of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1(a) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on
          December 2, 1994 (File No. 33-55481)). . . . . . . . . . . . . . . .

3.2 Form of Restated Certificate of Incorporation of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the
          Commission on December 13, 1994 (File No. 0-20449)). . . . . . . . .

3.3       Bylaws of Price Enterprises, Inc. (incorporated herein by reference to
          Exhibit 3.3 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on September 15, 1994
          (File No. 33-55481)) . . . . . . . . . . . . . . . . . . . . . . . .

3.4 Form of Amended and Restated Bylaws of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.4 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the
          Commission on December 13, 1994 (File No. 0-20449)). . . . . . . . .

4.1 Form of Price Enterprises, Inc. Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the
          Commission on November 17, 1994 (File No. 33-55481)) . . . . . . . .

4.2 The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (the "Stock Plan" ) (incorporated herein by reference to Exhibit 10.23 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449))

4.3 Form of Incentive Stock Option Agreement under the Stock Plan (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the
          Commission on July 13, 1995 (File No. 33-60999)) . . . . . . . . . .

4.4 Form of Non-Qualified Stock Option Agreement under the Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the
          Commission on July 13, 1995 (File No. 33-60999)) . . . . . . . . . .

4.5 The Price Enterprises Directors' 1995 Stock Option Plan (the "Directors' Plan") (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449)) . . . .

4.6 Form of Non-Qualified Stock Option Agreement under the Directors' Plan (incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the
          Commission on July 13, 1995 (File No. 33-60999)) . . . . . . . . . .

10.1 Form of Revolving Credit Agreement between Price Enterprises, Inc. and First Interstate Bank of California dated as of May 17, 1995 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ending June 4, 1995, filed with the
          Commission on July 18, 1995) . . . . . . . . . . . . . . . . . . . .

10.2 Operating Agreement, dated as of August 28, 1994, by and among Price Global Trading, Inc., Price Enterprises, Inc., Price/Costco, Inc. and The Price Company (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994 (File
          No. 33-55481)) . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.3 Operating Agreement, dated as of August 28, 1994, by and among Price Quest, Inc., Price Enterprises, Inc., Price/Costco, Inc. and The Price Company (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994 (File No.
          33-55481)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.4 License Agreement, dated as of August 28, 1994, by and among Price/ Costco, Inc., The Price Company, Price Quest, Inc. and Price Enterprises, Inc. (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994 (File
          No. 33-55481)) . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.5 License Agreement, dated as of August 28, 1994, by and among Price/ Costco, Inc., The Price Company, Price Global Trading, Inc. and Price Enterprises, Inc. (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994 (File
          No. 33-55481)) . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.6 Form of lease between Price Enterprises, Inc. and The Price Company with respect to the Price Club at Pentagon Centre, Arlington County, Virginia (incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 17, 1994 (File
          No. 33-55481)) . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.7 Form of lease between Price Enterprises, Inc. and The Price Company with respect to the Price Club at 4605 Morena Boulevard, San Diego, California (incorporated herein by reference to Exhibit 10.18 to Amendment No. 2 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 17, 1994 (File
          No. 33-55481)) . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.8 Form of lease between Price Enterprises, Inc. and The Price Company with respect to the Price Club at Wayne, New Jersey (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 17, 1994 (File No. 33-55481)). . . .

10.9 Form of lease between Price Enterprises, Inc. and The Price Company with respect to the Price Club at Westbury, New York (incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 17, 1994 (File No. 33-55481)). . . .

10.10 Employment Agreement, dated as of September 20, 1994, by and between Price Enterprises, Inc. and Robert M. Gans (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the
          Commission on November 3, 1994 (File No. 33-55481)). . . . . . . . .

10.11     Employment Agreement, dated as of March 8, 1996, by and between Price
          Enterprises, Inc. and George J. Apostol. . . . . . . . . . . . . . .

10.12     Form of Indemnity Agreement (incorporated herein by reference to
          Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November
          17, 1994 (File No. 33-55481)). . . . . . . . . . . . . . . . . . . .

10.13 Form of Amended and Restated Loan Agreement between Atlas Hotels, Inc. and Price Enterprises, Inc. dated as of March 31, 1995 (incorporated herein by reference to Exhibit 10.2 of Price Enterprises, Inc.'s Quarterly Report on Form 10-Q for the period ending, June 4, 1995, filed with the Commission on July 18, 1995). . . . . . . . . . . . .

10.14 Form of Amended and Restated Promissory Note Secured by Deed of Trust dated March 31, 1995 made by Atlas Hotels, Inc. in favor of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 10.3 of Price Enterprises, Inc.'s Quarterly Report on Form 10-Q for the period ending June 4, 1995, filed with the Commission on July 18, 1995) . .

10.15 Form of Amended and Restated Deed of Trust with Assignment of Leases and Rents and Fixture Filing made as of March 31, 1995 by and among Atlas Hotels, Inc., Chicago Title Company and Price Enterprises, Inc. (incorporated herein by reference to Exhibit 10.4 of Price Enterprises, Inc.'s Quarterly Report on Form 10-Q for the period ending June 4, 1995, filed with the Commission on July 18,1995). . .

10.16 Form of Amended and Restated Security Agreement made as of March 31, 1995 by Atlas Hotels, Inc. in favor of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 10.5 of Price Enterprises, Inc.'s Quarterly Report on Form 10-Q for the period ending June 4, 1995, filed with the Commission on July 18, 1995.). .

10.17 Form of Capital Reserve Agreement made as of March 31, 1995 by and between Atlas Hotels, Inc. and Price Enterprises, Inc. (incorporated herein by reference to Exhibit 10.6 of Price Enterprises, Inc.'s Quarterly Report on Form 10-Q for the period ending June 4, 1995, filed with the Commission on July 18, 1995). . . . . . . . . . . . .

21.1      List of Subsidiaries of Price Enterprises, Inc . . . . . . . . . . .

23.1      Consent of Arthur Andersen LLP . . . . . . . . . . . . . . . . . . .

23.2      Consent of Ernst & Young LLP . . . . . . . . . . . . . . . . . . . .

27.1      Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . .