Form 10-Q
period 1996-12-22
PRICE ENTERPRISES INC
filed 1997-01-28
CIK 929647

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                _____________________


                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED DECEMBER 22, 1996


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

The registrant had 23,317,184 common shares, par value $.0001, outstanding at January 14, 1997.

                               PRICE ENTERPRISES, INC.
                                   AND SUBSIDIARIES

                                  INDEX TO FORM 10-Q


                            PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                           PAGE

    Consolidated Balance Sheets...........................................3

    Consolidated Statements of Income.....................................4

    Consolidated Statements of Cash Flows.................................5

    Notes to Consolidated Financial Statements............................6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................10



                             PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...............................................14

ITEM 2 - CHANGES IN SECURITIES...........................................14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............14

ITEM 5 - OTHER INFORMATION...............................................14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................14

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               PRICE ENTERPRISES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                                    DECEMBER 22,   AUGUST 31,
                                                        1996          1996
                                                    ------------   ----------
ASSETS                                              (unaudited)      (Note)
Current Assets
  Cash and cash equivalents                         $     18,983   $   15,458
  Accounts receivable, net                                11,740        7,019
  Merchandise inventories                                  4,610        2,011
  Prepaid expenses and other current assets                5,889        7,512
                                                    ------------   ----------
   Total current assets                                   41,222       32,000

Real Estate Assets
  Land and land improvements                             179,505      179,639
  Building and improvements                              191,835      190,969
  Fixtures and equipment                                   6,401        5,958
  Construction in progress                                   186          328
                                                    ------------   ----------
                                                         377,927      376,894
  Less accumulated depreciation                          (39,294)     (35,831)
                                                    ------------   ----------
                                                         338,633      341,063

Other Assets
  Property held for sale, net                             53,607       55,951
  City notes receivable                                   28,580       29,091
  Atlas and other notes receivable                        47,797       48,328
  Deferred income taxes                                   23,064       25,640
  Deferred rents and leasing costs, net                   16,710       15,867
                                                    ------------   ----------
                                                         169,758      174,877
                                                    ------------   ----------
Total Assets                                        $    549,613   $  547,940
                                                    ------------   ----------
                                                    ------------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                  $      7,115   $    3,042
  Accrued expenses                                         5,895        5,197
  Payable to PriceCostco, net                                807          841
  Other current liabilities                                5,497        4,216
                                                    ------------   ----------
   Total current liabilities                              19,314       13,296

Minority Interest                                          1,745        1,745

Stockholders' Equity
  Common stock                                                 2            2
  Additional paid-in capital                             534,355      534,004
  Retained earnings (deficit)                             (5,803)      (1,107)
                                                    ------------   ----------
   Total stockholders' equity                            528,554      532,899
                                                    ------------   ----------
Total Liabilities and Stockholders' Equity          $    549,613   $  547,940
                                                    ------------   ----------
                                                    ------------   ----------


Note: The balance sheet at August 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                               PRICE ENTERPRISES, INC.

                          CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - amounts in thousands, except per share date)

                                                         FIRST QUARTER
                                                           (16 WEEKS)
                                                     -------------------------
                                                    DECEMBER 22, DECEMBER 24,
                                                        1996         1995
                                                    ------------ ------------
REVENUES
  Real estate                                            $14,337      $13,135
  Gain on sale of real estate, net                           439          478
  Merchandise sales                                       20,568       17,497
  Other revenues                                           1,389          373
                                                    ------------ ------------
      Total revenues                                      36,733       31,483

OPERATING EXPENSES
  Real estate:
    Operating, maintenance and administrative expenses     2,997        2,458
    Property taxes                                         1,935        1,916
    Depreciation and amortization                          2,485        2,492
  Merchandising:
    Cost of sales                                         20,473       15,968
    Operating expenses                                     5,751        6,671
  General and administrative                               1,103          940
                                                    ------------ ------------
      Total operating expenses                            34,744       30,445
                                                    ------------ ------------
Operating income                                           1,989        1,038

INTEREST AND OTHER
  Interest income, net                                     1,895        1,688
  Minority interest                                          ---        2,023
                                                    ------------ ------------
      Total interest and other                             1,895        3,711
                                                    ------------ ------------

Income before provision for income taxes                   3,884        4,749
Provision for income taxes                                 1,592        2,656
                                                    ------------ ------------
Net Income                                              $  2,292     $  2,093
                                                    ------------ ------------
                                                    ------------ ------------

Net Income Per Share                                        $.10         $.09
                                                    ------------ ------------
                                                    ------------ ------------


Average number of shares outstanding                      23,297       23,235
Dividends per share                                         $.30         $.00


SEE ACCOMPANYING NOTES.

                               PRICE ENTERPRISES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - amounts in thousands)


                                                         FIRST QUARTER
                                                           (16 WEEKS)
                                                     -------------------------
                                                    DECEMBER 22, DECEMBER 24,
                                                        1996         1995
                                                    ------------ ------------
OPERATING ACTIVITIES
Net income                                                $2,292       $2,093
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                          2,985        2,992
    Gain on sale of real estate assets                      (439)        (478)
    Minority interest                                        ---       (2,023)
    Change in accounts receivable and other assets        (3,121)       1,585
    Change in accounts payable and other liabilities       6,017        1,720
    Deferred rents and leasing costs                        (842)        (862)
                                                    ------------ ------------
      Net cash flows provided by operating activities      6,892        5,027

INVESTING ACTIVITIES
Additions to real estate assets                           (1,143)      (6,736)
Proceeds from sale of real estate assets                   3,371        8,246
Additions to notes receivable                                ---         (655)
Payments of notes receivable                               1,042          538
                                                    ------------ ------------
      Net cash flows provided by investing activities      3,270        1,393

FINANCING ACTIVITIES
Line of credit repayments                                    ---       (1,001)
Proceeds from exercise of stock options including
   tax benefit                                               351           10
Dividends paid                                            (6,988)         ---
                                                    ------------ ------------
      Net cash flows used in financing activities         (6,637)        (991)
                                                    ------------ ------------

      Net increase in cash                                 3,525        5,429
  CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                 15,458            -
                                                    ------------ ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD             $18,983       $5,429
                                                    ------------ ------------
                                                    ------------ ------------


SEE ACCOMPANYING NOTES.

                               PRICE ENTERPRISES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

                                  December 22, 1996

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
Price Enterprises, Inc. (PEI or the Company) became a publicly-traded company on December 21, 1994, following an exchange offer in which approximately 23.2 million shares of PriceCostco, Inc. were exchanged for shares of PEI. However, since August 31, 1994 PEI has operated as a separate company.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 16 weeks ended December 22, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997.

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

Real estate assets are depreciated using the straight-line method over their estimated useful lives, which are as follows:


        Land improvements                          15 - 25 years
        Buildings and improvements                 10 - 25 years
        Leasehold improvements                     Term of lease
        Tenant improvements            Term of lease or 10 years
        Fixtures and equipment                           5 years
        Certain MIS assets                               3 years

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

DEFERRED LEASING COSTS
Costs incurred in connection with leasing space to tenants are deferred and amortized using the straight-line method over the term of the related lease. Unamortized leasing costs are charged to expense upon early termination of the lease.

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

The operations of the Company for the first quarter of fiscal 1995 were included in the consolidated tax returns of PriceCostco. The provision for income taxes since that date have been computed for PEI as a stand-alone entity, therefore, losses incurred by 51% owned subsidiaries were not accorded any tax benefit. As of November 27, 1995 both Price Quest and Price Global were restructured as limited liability companies which are treated as partnerships for income tax purposes.


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

The Company holds a note receivable from Atlas Hotels, Inc. (Atlas) with a carrying value of $41.2 million as of December 22, 1996, which is collateralized by a hotel and convention center located in San Diego, California. On April 3, 1995 the debt obligation was restructured and key provisions included: required repayment of all outstanding indebtedness within five years, accrual of interest at 10% per annum, payment of interest at LIBOR plus 2.5% per annum (not to exceed 8% per annum through December 1, 1996), payment of certain minimum annual amounts, and the right for PEI to receive any cash balances in excess of $1.0 million at the end of each fiscal year.

                               PRICE ENTERPRISES, INC.

                                     (UNAUDITED)

NOTE 3 - COMMITMENTS AND CONTINGENCIES

IN RE PRICE/COSTCO SHAREHOLDER LITIGATION, United States District Court for the Western District of Washington, No. C94-1874C: This consolidated action was commenced on December 19, 1994 alleging the violation of certain state and federal laws arising from the spin-off of the Company from PriceCostco, Inc. and the prior merger between The Price Company and Costco Wholesale Corporation.
The defendants named in the Second Amended Complaint were the Company, PriceCostco and the members of PriceCostco's Board of Directors at the time of the spin-off transaction. A tentative settlement has been reached, which is subject to final court approval. The settlement involves certain agreements between the Company and PriceCostco regarding Price Global Trading, LLC and Price Quest, LLC, including the elimination of certain non-compete and operating agreements and the Company's assumption of sole ownership of those entities. In addition, certain trademark and license agreements between the Company and PriceCostco will be terminated and an agreement regarding the Company's use of the mark "PriceSmart" will become effective. For Price Global Trading the remaining non-compete restrictions and trademark rights involving the Company and PriceCostco relate to Panama, Guam and the Northern Mariana Islands. For Price Quest the remaining non-compete restrictions and obligations involving the Company and PriceCostco relate to the automobile advertising/referral and travel businesses. Plaintiffs' counsel will seek an award of attorneys' fees of up to $4.25 million, of which the Company has agreed to contribute $1.25 million which was accrued for in fourth quarter fiscal 1996; the Company's payment will be decreased proportionally if the actual award is lower.

NOTE 4 - LINE OF CREDIT FACILITY

The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1998. Interest is charged at the bank's base rate, or at rates slightly higher than LIBOR pricing, at the Company's election. There were no outstanding borrowings on this facility as of December 22, 1996.

NOTE 5 - RESERVE

During the first quarter of fiscal 1997 a reserve of $2.5 million was recorded primarily associated with writing down the book value of assets of the kiosk-based electronic shopping business. Of the $2.5 million, $1.8 million was recorded in merchandising operating expenses and $0.7 was recorded in cost of sales.

NOTE 6 - SUBSEQUENT EVENT

Subsequent to December 22, 1996 the Company declared a cash dividend of $0.30 per share, totaling approximately $7.0 million, payable on February 14, 1997 to stockholders of record on January 31, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis compares the results of operations for the first quarter of fiscal 1997 ended December 22, 1996 to the first quarter of fiscal 1996 ended December 24, 1995. The Company invests in real estate and related assets, in addition to certain merchandising businesses which include Price Quest, Price Global Trading and Price Ventures activities. Where appropriate, the financial results for these two business segments are discussed separately. In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.


REAL ESTATE RENTAL OPERATIONS


                        Revenue   Percent  Operating            Percent
                         Amount   Change    Income    Change     Change
                       --------- --------- --------- --------  ---------
1st Quarter - FY 1997   $14,337     9%      $6,920     $651       10%
1st Quarter - FY 1996    13,135     ---      6,269      ---       ---

    Each fiscal quarter reflects 3 calendar months of activity for the real estate segment. For purposes of this discussion, operating income is defined as rental revenue, including common area expense reimbursements, less the related real estate expenses including all unreimburseable expenses associated with unimproved land and certain developed properties with vacant space. In addition, operating income reflects depreciation expense, but it does not reflect provisions for asset impairments or gains (losses) on sale of real estate.

    The increase in revenue and operating income was due to increases in rental revenue from various properties including properties located in Dallas (TX), San Juan Capistrano (CA), and Bensalem (PA). These increases were somewhat offset by increased operating expenses attributable to the hiring of additional real estate management and loss of revenue from properties that were sold in the latter part of fiscal 1996, including Richmond (CA).


ADJUSTED FUNDS FROM OPERATIONS

                                    Less                  Adjusted
                                   Straight-     Add        Funds
                        Operating   line    Depreciation    from      Percent
                         Income    Rentals     Expense    Operations   Change
                        --------- ---------   ---------   ----------  ---------
1st Quarter - FY 1997    $6,920    $(764)      $2,485      $8,641        8%
1st Quarter - FY 1996     6,269     (780)       2,492       7,981       ---


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


GAINS ON SALE OF REAL ESTATE


                                                                   Percent
                                  Amount              Change        Change
                                ----------           --------      --------
1st Quarter - FY 1997             $439                $(39)           -8%
1st Quarter - FY 1996              478                  ---          ---

    Gains on the sale of real estate during fiscal 1997 related to the sales of properties in Colton (CA) and Concord (CA), somewhat offset by a loss on the sale of property in Riverside/La Sierra (CA).

    During fiscal 1996, the gains on the sale of real estate related to the sales of properties in S.W. Denver (CO), North Highlands (CA), Sunnyvale (CA), and Palm Harbor (FL), somewhat offset by a loss on the sale of property in West Palm Beach (FL).



MERCHANDISING OPERATIONS


                              Sales        Percent      Gross     % of
                              Amount       Change       Margin    Sales
                             --------     ---------    --------  -------
1st Quarter - FY 1997        $20,568        18%           $95      .5%
1st Quarter - FY 1996         17,497        ---         1,529     8.7%

    Merchandise sales include the Price Quest and international trading businesses. Gross margin is defined as merchandise sales less the related merchandise costs.

    In fiscal 1997, the increase in sales is attributed to a 72% increase in international sales, from $11.6 million in first quarter fiscal 1996 to $20.0 million for the same period in fiscal 1997, primarily as a result of sales of merchandise associated with the warehouse openings in Panama and Indonesia subsequent to the first quarter of fiscal 1996. Price Quest sales declined 91% compared to the prior year due to the discontinuation of the kiosk program in the PriceCostco warehouses.

    The decrease in gross margin as a percent of sales during first quarter fiscal 1997 was primarily due to the impact of reserves of $.7 million established for inventory related to electronic merchandising activities. Gross margin for the international merchandising businesses was 3.6% of sales compared to 4.1% in the prior year.

MERCHANDISING OPERATING EXPENSES


                                                              Percent
                                  Amount         Change        Change
                                 --------      ----------    ----------
1st Quarter - FY 1997             $5,751         $(920)         -14%
1st Quarter - FY 1996              6,671           ---           ---

    The decrease in merchandising operating expenses was primarily due to a substantial decrease in operating expenses for Price Quest of $3.0 million offset by reserves of $1.8 million for fixtures and equipment write-downs and certain other reserves. The net improvement of $1.2 million for Price Quest was somewhat offset by increased operating expenses for the international businesses of $0.3 million over the prior year.


GENERAL AND ADMINISTRATIVE EXPENSES


                                                              Percent
                                  Amount         Change        Change
                                 --------      ----------    ----------
1st Quarter - FY 1997             $1,103          $163           17%
1st Quarter - FY 1996                940           ---           ---

    The increase in expenses is due to the addition of management as well as increases in other expenses including legal, somewhat offset by a reduction in fees paid to PriceCostco for administrative services.



INTEREST INCOME (NET)

                                                              Percent
                                  Amount         Change        Change
                                 --------      ----------    ----------
1st Quarter - FY 1997             $1,895          $207           12%
1st Quarter - FY 1996              1,688           ---           ---

    The increase in interest income was due to higher interest income on invested cash balances as well as a reduction in interest expense related to the PriceCostco note payable that was repaid during the fourth quarter of fiscal 1996. This net improvement was somewhat offset by a reduction in capitalized interest due to less construction activity in the current fiscal year.


MINORITY INTEREST

                                                              Percent
                                  Amount         Change        Change
                                 --------      ----------    ----------
1st Quarter - FY 1997                 $0        $(2,023)        -100%
1st Quarter - FY 1996              2,023           ---           ---


    Minority interest represents the allocation of Price Quest and Price Global Trading losses to PriceCostco. In fiscal 1997, the decrease in minority interest was due to the fact that PEI began absorbing 100% of the losses in these companies during third quarter fiscal 1996 because cumulative allocations of losses to PriceCostco's minority interest had matched PriceCostco's cumulative capital contributions, such that the book value of its investment in these businesses reached zero.

PROVISION FOR INCOME TAXES

                                                         Percent    Effective
                             Amount         Change       Change     Tax Rate
                            --------      ----------   ----------  ----------
1st Quarter - FY 1997        $1,592        $(1,064)        -40%        41%
1st Quarter - FY 1996         2,656           ---           ---        56%

    During much of the first quarter of fiscal 1996, losses from Price Quest and Price Global Trading were not deductible for income tax purposes. Prior to the end of that quarter, these businesses were restructured as limited liability companies and subsequent to that date have been treated as partnerships for income tax purposes. Since the restructuring PEI has recognized tax benefits for its share of any tax losses.


LIQUIDITY AND CAPITAL RESOURCES

    While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through net cash provided by real estate operations and through borrowings under the unsecured revolving line of credit facility. Approximately $54 million of the Company's real estate assets are being held for sale, and the cash flow that may ultimately be generated by sales of these properties represents a major source of additional capital resources. To the extent that investment opportunities exceed available cash flow from these sources, the Company's unleveraged balance sheet should enable it to access significant amounts of capital through bank credit facilities and/or securitized debt offerings, or the Company may choose to seek additional funds through future public equity offerings.

    The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1998. Advances bear interest, at the Company's option, at either LIBOR plus 0.40% or the bank's Base Rate, as defined. The agreement requires that the Company not sell or pledge certain property with a net book value of $178 million as of August 31, 1996, that the Company maintain certain net worth and debt-to-equity ratios, and that a facility fee of 0.15% of the commitment amount be paid annually. As of December 22, 1996, there was no outstanding balance on the credit facility. Consistent with historical trends, operating income from real estate activities increases as properties are developed and declines as properties are sold. The Company's liquidity is primarily affected by the timing and magnitude of rental property acquisition, development and disposition. In addition, the Company's liquidity may be affected by the anticipated payment of quarterly cash dividends to stockholders in the future.


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

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ---

  IN RE PRICE/COSTCO SHAREHOLDER LITIGATION, United States District Court for the Western District of Washington, No. C94-1874C: This consolidated action was commenced on December 19, 1994 alleging the violation of certain state and federal laws arising from the spin-off of the Company from PriceCostco, Inc. and the prior merger between The Price Company and Costco Wholesale Corporation.
The defendants named in the Second Amended Complaint were the Company, PriceCostco and the members of PriceCostco's Board of Directors at the time of the spin-off transaction. A tentative settlement has been reached, which is subject to final court approval. The settlement involves certain agreements between the Company and PriceCostco regarding Price Global Trading, LLC and Price Quest, LLC, including the elimination of certain non-compete and operating agreements and the Company's assumption of sole ownership of those entities. In addition, certain trademark and license agreements between the Company and PriceCostco will be terminated and an agreement regarding the Company's use of the mark "PriceSmart" will become effective. For Price Global Trading the remaining non-compete restrictions and trademark rights involving the Company and PriceCostco relate to Panama, Guam and the Northern Mariana Islands. For Price Quest the remaining non-compete restrictions and obligations involving the Company and PriceCostco relate to the automobile advertising/referral and travel businesses. Plaintiffs' counsel will seek an award of attorneys' fees of up to $4.25 million, of which the Company has agreed to contribute $1.25 million which was accrued for in fourth quarter fiscal 1996; the Company's payment will be decreased proportionally if the actual award is lower.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ---
  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ---
  None.

ITEM 5.  OTHER INFORMATION ---
  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ---

  (a)  The following exhibits are included herein or incorporated by reference:
       (15.1) Independent Accountant's Review Report
       (15.2) Letter of Ernst & Young LLP re: Unaudited Interim Financial Information
       (27) Financial Data Schedules
  (b) No reports on Form 8-K were filed for the 16 weeks ended December 22, 1996.

                                      SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRICE ENTERPRISES, INC.
                                          REGISTRANT


Date: January 27, 1997                    /s/ Robert E. Price
                                          -------------------
                                          Robert E. Price
                                          PRESIDENT & CHIEF EXECUTIVE OFFICER


Date: January  27, 1997                   /s/ Daniel T. Carter
                                          --------------------
                                          Daniel T. Carter
                                          EXECUTIVE VICE PRESIDENT,
                                          CHIEF FINANCIAL OFFICER