Form 10-Q
period 1997-03-16
PRICE ENTERPRISES INC
filed 1997-04-28
CIK 929647

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                ---------------------


                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended March 16, 1997


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

The registrant had 23,347,454 common shares, par value $.0001, outstanding at April 21, 1997.

                               PRICE ENTERPRISES, INC.
                                   AND SUBSIDIARIES

                                  INDEX TO FORM 10-Q


                            PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                        PAGE

    Consolidated Balance Sheets.......................................3

    Consolidated Statements of Income.................................4

    Consolidated Statements of Cash Flows.............................5

    Notes to Consolidated Financial Statements........................6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..........................10



                             PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS............................................15

ITEM 2 - CHANGES IN SECURITIES........................................15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..............................15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS......................................................15

ITEM 5 - OTHER INFORMATION............................................16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............................16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                               PRICE ENTERPRISES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)


                                                 MARCH 16,      AUGUST 31,
                                                   1997             1996
                                              ------------      -------------
ASSETS                                         (unaudited)        (Note)
Current Assets
  Cash and cash equivalents                    $ 29,452         $ 15,458
  Accounts receivable, net                        9,516            7,019
  Merchandise inventories                         6,190            2,011
  Prepaid expenses and other current assets       3,286            7,512
                                              ------------    --------------
     Total current assets                        48,444           32,000

Real Estate Assets
  Land and land improvements                    182,359          179,639
  Building and improvements                     193,396          190,969
  Fixtures and equipment                          7,556            5,958
  Construction in progress                          562              328
                                              ------------    --------------
                                                383,873          376,894
  Less accumulated depreciation                 (40,818)         (35,831)
                                              ------------    --------------
                                                343,055          341,063

Other Assets
  Property held for sale, net                    44,582           55,951
  City notes receivable                          25,076           29,091
  Atlas and other notes receivable               47,790           48,328
  Deferred income taxes                          22,414           25,640
  Deferred rents and leasing costs, net          16,831           15,867
                                              ------------    --------------
                                                156,693          174,877
                                              ------------    --------------
Total Assets                                   $548,192         $547,940
                                              ------------    --------------
                                              ------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
  Accounts payable                             $  4,714         $  3,042
  Accrued expenses                                5,592            6,038
  Other current liabilities                       5,521            4,216
                                              ------------    --------------
     Total current liabilities                   15,827           13,296

Minority Interest                                 5,486            1,745

Stockholders' Equity
  Common stock                                        2                2
  Additional paid-in capital                    534,668          534,004
  Retained earnings (deficit)                    (7,791)          (1,107)
                                              ------------    --------------
     Total stockholders' equity                 526,879          532,899
                                              ------------    --------------
Total Liabilities and Stockholders' Equity     $548,192         $547,940
                                              ------------    --------------
                                              ------------    --------------



Note: The balance sheet at August 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                               PRICE ENTERPRISES, INC.

                          CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - amounts in thousands, except per share data)



                                                            SECOND QUARTER              YEAR-TO-DATE
                                                              (12 WEEKS)                 (28 WEEKS)
                                                        -------------------------  -------------------------
                                                          MARCH 16,    MARCH 17,     MARCH 16,   MARCH 17,
                                                           1997          1996          1997          1996
                                                       -----------  ------------  ------------  -----------
REVENUES
 Real estate                                             $14,166       $14,152       $28,503      $27,287
 Gain on sale of real estate, net                            910           179         1,349          657
 Merchandise sales                                        11,604         5,205        32,172       22,702
 Other revenues                                            1,587           420         2,976          793
                                                       -----------  ------------  ------------  -----------
    Total revenues                                        28,267        19,956        65,000       51,439

OPERATING EXPENSES
 Real estate:
  Operating, maintenance and administrative expenses       2,486         3,100         5,483        5,558
  Property taxes                                           2,366         2,250         4,301        4,166
  Depreciation and amortization                            2,444         2,494         4,929        4,986
 Merchandising:
  Cost of sales                                           10,578         5,775        31,051       21,743
  Operating expenses                                       3,761         5,356         9,512       12,027
 General and administrative                                  882           843         1,985        1,783
 Provision for asset impairments                             ---         1,000           ---        1,000
                                                       -----------  ------------  ------------  -----------
    Total operating expenses                              22,517        20,818        57,261       51,263
                                                       -----------  ------------  ------------  -----------
Operating income                                           5,750          (862)        7,739          176

INTEREST AND OTHER
  Interest income, net                                     2,131         1,741         4,026        3,429
  Gain on sale of investment                                 722           ---           722          ---
  Minority interest                                         (109)        2,110          (109)       4,133
                                                       -----------  ------------  ------------  -----------
    Total interest and other                               2,744         3,851         4,639        7,562
                                                       -----------  ------------  ------------  -----------

Income before provision for income taxes                   8,494         2,989        12,378        7,738
Provision for income taxes                                 3,483         1,225         5,075        3,881
                                                       -----------  ------------  ------------  -----------
Net Income                                              $  5,011      $  1,764      $  7,303     $  3,857
                                                       -----------  ------------  ------------  -----------
                                                       -----------  ------------  ------------  -----------

Net Income Per Share                                       $.21          $.08          $.31         $.17
                                                       -----------  ------------  ------------  -----------
                                                       -----------  ------------  ------------  -----------

Average number of shares outstanding                      23,327        23,256        23,310       23,244


SEE ACCOMPANYING NOTES.

                               PRICE ENTERPRISES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - amounts in thousands)



                                                           YEAR-TO-DATE
                                                            (28 WEEKS)
                                                      ----------------------
                                                        MARCH 16,   MARCH 17,
                                                         1997          1996
                                                      ----------  ----------
OPERATING ACTIVITIES
Net income                                              $ 7,303     $3,857
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                         5,615      5,926
    Gain on sale of real estate assets                   (1,358)      (462)
    Provision for asset impairments                         ---      1,000
    Minority interest                                       109     (4,133)
    Change in accounts receivable and other assets          775      6,506
    Change in accounts payable and other liabilities      2,531       (138)
    Deferred rents and leasing costs                       (964)    (1,579)
                                                      ----------  ----------
      Net cash flows provided by operating activities    14,011     10,977

INVESTING ACTIVITIES
Additions to real estate assets                          (8,154)   (12,728)
Proceeds from sale of real estate assets                 13,275      9,953
Additions to notes receivable                               ---     (1,080)
Payments of notes receivable                              4,553      1,058
                                                      ----------  ----------
    Net cash flows provided by (used in)                  9,674     (2,797)
     investing activities

FINANCING ACTIVITIES
Line of credit repayments                                   ---     (1,001)
Contributions by Panama joint venture partner             3,632        ---
Proceeds from exercise of stock options including
    tax benefit                                             664        484
Dividends paid                                          (13,987)       ---
                                                      ----------  ----------
    Net cash flows used in financing activities          (9,691)      (517)
                                                      ----------  ----------

    Net increase in cash                                 13,994      7,663
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                         15,458        ---
                                                      ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $29,452     $7,663
                                                      ----------  ----------
                                                      ----------  ----------


SEE ACCOMPANYING NOTES

                               PRICE ENTERPRISES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

                                    March 16, 1997

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
Price Enterprises, Inc. (PEI or the Company) became a publicly-traded company on December 21, 1994, following an exchange offer in which approximately 23.2 million shares of PriceCostco, Inc. were exchanged for shares of PEI. However, since August 31, 1994 PEI has operated as a separate company.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 28 weeks ended March 16, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997.

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

The Company holds a note receivable from Atlas Hotels, Inc. (Atlas) with a carrying value of $41.2 million as of March 16, 1997, which is collateralized by a hotel and convention center located in San Diego, California. On April 3, 1995 the debt obligation was restructured and key provisions included: required repayment of all outstanding indebtedness within five years, accrual of interest at 10% per annum, payment of interest at LIBOR plus 2.5% per annum (not to exceed 8% per annum through December 1, 1996), payment of certain minimum annual amounts, and the right for PEI to receive any cash balances in excess of $1.0 million at the end of each fiscal year.

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


NOTE 4 - LINE OF CREDIT FACILITY

The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1998. Interest is charged at the bank's base rate, or at rates slightly higher than LIBOR pricing, at the Company's election. There were no outstanding borrowings on this facility as of March 16, 1997.

NOTE 5 - RESERVE

During the first half of fiscal 1997 reserves of $2.7 million were recorded primarily associated with writing down the book value of assets of the kiosk-based electronic shopping business. Of the $2.7 million year-to-date amount, $1.8 million was recorded in merchandising operating expenses and $0.9 was recorded in cost of sales.

NOTE 6 - SUBSEQUENT EVENT

Subsequent to March 16, 1997 the Company declared a cash dividend of $0.30 per share, totaling approximately $7.0 million, payable on May 15, 1997 to stockholders of record on May 1, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis compares the results of operations for the second quarter and year-to-date periods of fiscal 1997 ended March 16, 1997 to the second quarter and year-to-date periods of fiscal 1996 ended March 17, 1996. The Company invests in real estate and related assets, in addition to certain merchandising businesses which include Price Quest, Price Global Trading and Price Ventures activities. Where appropriate, the financial results for these two business segments are discussed separately. In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.



REAL ESTATE RENTAL OPERATIONS
                           Revenue   Percent   Operating            Percent
                            Amount    Change    Income     Change    Change
                         ---------- --------- ---------- --------- --------
2nd Quarter - FY 1997     $14,166        0%    $  6,870   $  562        9%
2nd Quarter - FY 1996      14,152       --        6,308       --       --

Year-to-date - FY 1997    $28,503        4%    $ 13,790   $1,213       10%
Year-to-date - FY 1996     27,287       --       12,577       --       --


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

    During the second quarter and year-to-date periods, the increase in revenue and operating income was primarily due to completion of development and lease-up of the property located in Dallas (TX). The increase was somewhat offset by the loss of revenue from the Seekonk (MA) property as a result of the Bradlees bankruptcy during the past year, as well as the loss of revenue from Richmond
(CA) which was sold in the latter part of fiscal 1996.



ADJUSTED FUNDS FROM OPERATIONS

                                            Less              Add         Adjusted
                          Operating    Straight-line    Depreciation    Funds from     Percent
                            Income         Rentals          Expense      Operations    Change
                          -----------  ---------------  --------------  ------------  ---------
2nd Quarter - FY 1997      $ 6,870      $  (384)          $2,444         $ 8,930         10%
2nd Quarter - FY 1996        6,308         (666)           2,494           8,136         --

Year-to-date - FY 1997     $13,790      $(1,148)          $4,929         $17,571          9%
Year-to-date - FY 1996      12,577       (1,446)           4,986          16,117         --


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



GAINS ON SALE OF REAL ESTATE

                                                           Percent
                               Amount        Change        Change
                             ----------   -----------   -----------
2nd Quarter - FY 1997          $  910        $731          408%
2nd Quarter - FY 1996             179         ---          ---

Year-to-date - FY 1997         $1,349        $692          105%
Year-to-date - FY 1996            657         ---          ---


    During the second quarter of fiscal 1997, gains on the sale of real estate related primarily to the sale of property in Schaumburg (IL). The fiscal 1997 year-to-date amount also reflects gains on the sales of properties in Colton
(CA), and Concord (CA).

    During the second quarter of fiscal 1996, gains on the sale of real estate include a gain on the sale of property in San Diego, (Convoy Ct.) (CA). The fiscal 1996 year-to-date amount also includes gains on the sales of properties in S.W. Denver (CO) and North Highlands (CA), partially offset by a loss on the sale of property in West Palm Beach (FL) during the first quarter.



MERCHANDISING OPERATIONS

                              Sales     Percent    Gross     % of
                            Amount      Change    Margin      Sales
                           ---------  ---------  ---------  -------

2nd Quarter - FY 1997       $11,604     123%      $1,026      8.8%
2nd Quarter - FY 1996         5,205      --         (570)   -11.0%

Year-to-date - FY 1997      $32,172      42%      $1,121      3.5%
Year-to-date - FY 1996       22,702      --          959      4.2%


    Merchandise sales include the Price Quest and international trading businesses. Gross margin is defined as merchandise sales less the related merchandise costs.

    For the 12-week period of the second quarter the increase in sales is attributed to a 230% increase in international sales, from $3.4 million in second quarter fiscal 1996 to $11.2 million for the same period in fiscal 1997, primarily as a result of increased sales to the Saipan and Guam locations as well as consolidated sales of the 51% owned Panama location which opened during the first quarter of the current year.

    The increase in gross margin as a percent of sales during second quarter fiscal 1997 was primarily due to consolidating Panama sales which have a gross margin of approximately 14%, somewhat offset by negative gross margin at Price Quest due to a mark-down reserve of $0.2 million taken during the quarter. The negative gross margin in fiscal year 1996 was due to the impact of reserves related to Price Quest. During the 28-week year-to-date period the decrease in gross margin was a result of an additional reserve of $0.7 million taken during first quarter fiscal 1997 for Price Quest inventory.



MERCHANDISING OPERATING EXPENSES
                                                      Percent
                            Amount        Change      Change
                         -----------    ----------  ----------
2nd Quarter - FY 1997      $ 3,761        $(1,595)      -30%
2nd Quarter - FY 1996        5,356             --        --

Year-to-date - FY 1997     $ 9,512        $(2,515)      -21%
Year-to-date - FY 1996      12,027             --        --

    During the second quarter of fiscal 1997 the decrease in merchandising operating expenses was primarily due to a substantial decrease in operating expenses for Price Quest of $2.2 million and reduction in severance expense, of which $0.7 million was recorded in the prior year second quarter and for which no comparable amount was recorded in the current year. These decreases were somewhat offset by increased operating expenses for the international businesses of $1.3 million over the prior year. The year-to-date decrease was a result of the same factors as the second quarter.



GENERAL AND ADMINISTRATIVE EXPENSES
                                                      Percent
                            Amount        Change      Change
                         -----------    ---------   -----------
2nd Quarter - FY 1997      $   882         $  39          5%
2nd Quarter - FY 1996          843            --         --

Year-to-date - FY 1997     $ 1,985         $ 202         11%
Year-to-date - FY 1996       1,783            --         --

    During the second quarter and year-to-date periods, the increase in expenses is due to an increase in professional fees and the addition of management, somewhat offset by a reduction in legal fees, insurance costs and fees paid to PriceCostco for administrative services, compared to the prior year.



INTEREST INCOME (NET)
                                                      Percent
                            Amount        Change      Change
                         -----------    ---------  ----------
2nd Quarter - FY 1997      $ 2,131         $ 390         22%
2nd Quarter - FY 1996        1,741           --          --

Year-to-date - FY 1997     $ 4,026         $ 597         17%
Year-to-date - FY 1996       3,429           --          --

    The increase in interest income for both the second quarter and year-to-date periods, was due to higher interest income on invested cash balances as well as a reduction in interest expense related to the PriceCostco note payable that was repaid during the fourth quarter of fiscal 1996. This net improvement was somewhat offset by a reduction in interest income from the City

Notes due to principal reductions of $4.0 million to various notes, and a reduction in capitalized interest due to less construction activity in the current fiscal year.

GAIN ON SALE OF INVESTMENT
                                                      Percent
                            Amount        Change      Change
                         -----------    ---------  ----------
2nd Quarter - FY 1997      $   722         $ 722        100%
2nd Quarter - FY 1996           --            --         --

Year-to-date - FY 1997     $   722         $ 722        100%
Year-to-date - FY 1996          --            --         --

    The gain on sale of investment in second quarter fiscal 1997 relates to the sale of the Company's preferred stock investment in Sneaker Stadium, a privately-held specialty retailer.



MINORITY INTEREST
                                                      Percent
                            Amount        Change      Change
                         -----------    ---------   ----------
2nd Quarter - FY 1997      $ (109)       $(2,219)       -105%
2nd Quarter - FY 1996       2,110           --            --

Year-to-date - FY 1997     $ (109)       $(4,242)       -103%
Year-to-date - FY 1996      4,133           --            --

    Minority interest in the current year represents the 49% of earnings allocated to the Panamanian joint venture partner, whereas in the prior year it represents the allocation of Price Quest and Price Global Trading losses to PriceCostco. PEI began absorbing 100% of the losses in these companies during third quarter fiscal 1996 because cumulative allocations of losses to PriceCostco's minority interest had matched PriceCostco's cumulative capital contributions, such that the book value of its investment in these businesses reached zero, therefore there has been no allocation of losses to PriceCostco during fiscal 1997.



PROVISION FOR INCOME TAXES
                                                 Percent   Effective
                             Amount    Change    Change    Tax Rate
                            --------- --------- --------- ------------
2nd Quarter - FY 1997        $3,483    $2,258     184%        41%
2nd Quarter - FY 1996         1,225       --       --         41%

Year-to-date - FY 1997       $5,075    $1,194      31%        41%
Year-to-date - FY 1996        3,881       --       --         50%

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

LIQUIDITY AND CAPITAL RESOURCES

    While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through net cash provided by real estate operations and through borrowings under the unsecured revolving line of credit facility. Approximately $45 million of the Company's real estate assets are being held for sale, and the cash flow that may ultimately be generated by sales of these properties represents a major source of additional capital resources. To the extent that investment opportunities exceed available cash flow from these sources, the Company's unleveraged balance sheet should enable it to access significant amounts of capital through bank credit facilities and/or securitized debt offerings, or the Company may choose to seek additional funds through future public equity offerings.

    The Company has a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1998. Advances bear interest, at the Company's option, at either LIBOR plus 0.40% or the bank's Base Rate, as defined. The agreement requires that the Company not sell or pledge certain property with a net book value of $178 million as of August 31, 1996, that the Company maintain certain net worth and debt-to-equity ratios, and that a facility fee of 0.15% of the commitment amount be paid annually. As of March 16, 1997, there was no outstanding balance on the credit facility.

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

ITEM 2.  CHANGES IN SECURITIES ---
    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ---
    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ---
    The annual meeting of the Company's stockholders was held on January 14, 1997. As of the record date there were 23,301,294 shares outstanding.

    The following Directors were elected at the meeting:

                                       Votes For           Votes Withheld
                                    -----------------   -------------------
         William P. Dickey             21,373,266               17,758
         Murray L. Galinson            21,373,428               17,596
         Katherine L. Hensley          21,373,166               17,858
         Leon C. Janks                 21,373,236               17,788
         Paul A. Peterson              21,372,968               18,056
         Robert E. Price               21,373,268               17,756

ITEM 5.  OTHER INFORMATION ---
    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ---

    (a) The following exhibits are included herein or incorporated by reference:
         (15.1) Independent Accountants' Review Report
         (15.2) Letter re: Unaudited Interim Financial Information
         (27) Financial Data Schedules

    (b) No reports on Form 8-K were filed for the 12 weeks ended March 16, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PRICE ENTERPRISES, INC.
                                                 Registrant


Date: April 24, 1997                             /s/ Robert E. Price
                                                 -------------------
                                                 Robert E. Price
                                                 PRESIDENT & CHIEF EXECUTIVE
                                                 OFFICER


Date: April 24, 1997                             /s/ Daniel T. Carter
                                                 --------------------
                                                 Daniel T. Carter
                                                 EXECUTIVE VICE PRESIDENT,
                                                 CHIEF FINANCIAL OFFICER