Form 10-Q
period 1997-03-31
PRICE ENTERPRISES INC
filed 1997-07-17
CIK 929647

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                          _____________________


                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 8, 1997


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

The registrant had 23,405,529 common shares, par value $.0001, outstanding at July 14, 1997.

                           PRICE ENTERPRISES, INC.
                               AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


                        PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS                                        PAGE

       Consolidated Balance Sheets........................................3

       Consolidated Statements of Income..................................4

       Consolidated Statements of Cash Flows..............................5

       Notes to Consolidated Financial Statements.........................6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..........................11

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..................................................16

                         PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS............................................16

   ITEM 2 - CHANGES IN SECURITIES........................................16

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..............................16

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS......................................................16

   ITEM 5 - OTHER INFORMATION............................................16

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............................17

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          PRICE ENTERPRISES, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                         JUNE 8,    AUGUST 31,
                                                          1997         1996
                                                       ----------   ----------
                                                       (unaudited)    (Note)
ASSETS
Current Assets
  Cash and cash equivalents                             $ 82,750     $ 15,458
  Accounts receivable, net                                 8,972        7,019
  Merchandise inventories                                  4,179        2,011
  Prepaid expenses and other current assets               11,077        7,512
                                                       ----------   ----------
  Total current assets                                   106,978       32,000

Real Estate Assets
  Land and land improvements                             186,996      179,639
  Building and improvements                              198,047      190,969
  Fixtures and equipment                                   4,847        5,958
  Construction in progress                                   821          328
                                                       ----------   ----------
                                                         390,711      376,894
  Less accumulated depreciation                          (42,906)     (35,831)
                                                       ----------   ----------
                                                         347,805      341,063

Other Assets
  Property held for sale, net                             26,186       55,951
  City notes receivable                                   24,027       29,091
  Atlas and other notes receivable                         6,598       48,328
  Deferred income taxes                                   13,410       25,640
  Deferred rents and leasing costs, net                   17,332       15,867
                                                       ----------   ----------
                                                          87,553      174,877
Total Assets                                            $542,336     $547,940
                                                       ----------   ----------
                                                       ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                      $  4,720     $  3,042
  Accrued expenses                                         3,856        6,038
  Other current liabilities                                3,884        4,216
                                                       ----------   ----------
    Total current liabilities                             12,460       13,296

Minority Interest                                          5,450        1,745

Stockholders' Equity
  Common stock                                                 2            2
  Additional paid-in capital                             534,890      534,004
  Retained earnings (deficit)                            (10,466)      (1,107)
                                                       ----------   ----------
                                                         524,426      532,899
                                                       ----------   ----------
Total Liabilities and Stockholders' Equity              $542,336     $547,940
                                                       ----------   ----------
                                                       ----------   ----------

Note: The balance sheet at August 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                           PRICE ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited - amounts in thousands, except per share data)



                                                         THIRD QUARTER           YEAR-TO-DATE
                                                           (12 weeks)              (40 weeks)
                                                      --------------------    --------------------
                                                       June 8,     June 9,     June 8,    June 9,
                                                        1997        1996        1997       1996
                                                      --------    --------    --------   ---------


REVENUES
  Real estate                                           $14,223    $14,536    $42,726    $41,823
  Gain (loss) on sale of real estate, net                  (450)        92        899        749
  Merchandise sales                                      14,067      6,875     46,239     29,577
  Other revenues                                          1,027        373      4,003      1,166
                                                       ---------   --------   --------   --------
       Total revenues                                    28,867     21,876     93,867     73,315

OPERATING EXPENSES
  Real estate:
    Operating, maintenance and administrative expenses    2,546      3,307      8,029      8,865
    Property taxes                                        1,927      2,097      6,228      6,263
    Depreciation and amortization                         2,454      2,581      7,383      7,567
  Merchandising:
    Cost of sales                                        13,058      6,560     44,109     28,303
    Operating expenses                                    2,818      4,028     12,330     16,055
  General and administrative                                952        890      2,937      2,673
  Provision for asset impairments                           ---        ---        ---      1,000
                                                       ---------   --------   --------   --------
       Total operating expenses                          23,755     19,463     81,016     70,726
                                                       ---------   --------   --------   --------
Operating income                                          5,112      2,413     12,851      2,589

INTEREST AND OTHER
  Interest income, net                                    2,130      1,993      6,156      5,422
  Gain on sale of investment                                 60        ---        782        ---
  Minority interest                                          36        454        (73)     4,587
                                                       ---------   --------   --------   --------
       Total interest and other                           2,226      2,447      6,865     10,009
                                                       ---------   --------   --------   --------

Income before provision for income taxes                  7,338      4,860     19,716     12,598
Provision for income taxes                                3,009      1,993      8,084      5,874
                                                       ---------   --------   --------   --------
Net Income                                              $ 4,329    $ 2,867    $11,632    $ 6,724
                                                       ---------   --------   --------   --------
                                                       ---------   --------   --------   --------
Net Income Per Share                                      $.19       $.12       $.50       $.29
                                                       ---------   --------   --------   --------
                                                       ---------   --------   --------   --------
Average number of shares outstanding                     23,346     23,280     23,321     23,255
Dividends per share                                       $.30       $.00       $.90       $.00

SEE ACCOMPANYING NOTES.

                            PRICE ENTERPRISES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited - amounts in thousands)

                                                               YEAR-TO-DATE
                                                                (40 WEEKS)
                                                         ----------------------
                                                          JUNE 8,       JUNE 9,
                                                           1997          1996
                                                         ---------     --------
OPERATING ACTIVITIES
Net income                                                $11,632       $6,724
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           8,165        8,759
    Gain on sale of real estate assets                       (899)        (553)
    Provision for asset impairments                           ---        1,000
    Minority interest                                          73       (4,587)
    Change in accounts receivable and other assets          4,546        8,112
    Change in accounts payable and other liabilities          203        1,898
    Deferred rents and leasing costs                       (1,465)      (2,953)
                                                         ---------     --------
      Net cash flows provided by operating activities      22,255       18,400

INVESTING ACTIVITIES
Additions to real estate assets                            (9,460)     (16,445)
Proceeds from sale of real estate assets                   24,176       24,431
Additions to notes receivable                                 ---       (1,836)
Payments of notes receivable                               46,794        2,323
                                                         ---------     --------
    Net cash flows provided by investing activities        61,510        8,473

FINANCING ACTIVITIES
Line of credit repayments                                     ---       (1,001)
Equity contributions to subsidiaries by minority investors  3,632        1,470
Proceeds from exercise of stock options including
  tax benefit                                                 886          671
Dividends paid                                            (20,991)         ---
                                                         ---------     --------
    Net cash flows provided by (used in) financing
      activities                                          (16,473)       1,140
                                                         ---------     --------

    Net increase in cash                                   67,292       28,013
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           15,458          ---
                                                         ---------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $82,750      $28,013
                                                         ---------     --------
                                                         ---------     --------

SEE ACCOMPANYING NOTES.

                          PRICE ENTERPRISES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                               June 8, 1997

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 40 weeks ended June 8, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997.

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

With respect to the real estate segment, each fiscal quarter includes three calendar months of operating results; however, the merchandising segment's fiscal quarters are as follows: first quarter -- 16 weeks, second quarter -- 12 weeks, third quarter --12 weeks, fourth quarter -- 12 or 13 weeks, depending upon whether the fiscal year has 52 or 53 weeks.

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

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. With the commencement of operations in Panama during first quarter fiscal 1997, the operations of the 51% owned Panama joint venture have been consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                          PRICE ENTERPRISES, INC.

                                (UNAUDITED)


NOTE 3 - COMMITMENTS AND CONTINGENCIES

IN RE PRICE/COSTCO SHAREHOLDER LITIGATION, United States District Court for the Western District of Washington, No. C94-1874C: This consolidated action was commenced on December 19, 1994 alleging the violation of certain state and federal laws arising from the spin-off of the Company from PriceCostco, Inc. and the prior merger between The Price Company and Costco Wholesale Corporation. A final settlement was reached and approved by the court. The settlement involves certain agreements between the Company and PriceCostco regarding Price Global Trading, LLC and Price Quest, LLC, including the elimination of certain non-compete and operating agreements and the Company's assumption of sole ownership of those entities. In addition, certain trademark and license agreements between the Company and Costco have been terminated and an agreement regarding the Company's use of the mark "PriceSmart" has become effective. During the third quarter, the Company contributed $1.25 million to the award of attorneys' fees which was accrued for in fourth quarter fiscal 1996.

NOTE 4 - LINE OF CREDIT FACILITY

The Company had a revolving credit facility with a commercial bank for up to $25 million in unsecured advances through June 29, 1998. The Company communicated its intent to terminate the credit facility prior to the June 1998 date with the bank during the third quarter, effective shortly after the third quarter of fiscal 1997. Interest was charged at the bank's base rate, or at rates slightly higher than LIBOR pricing, at the Company's election. There were no outstanding borrowings on this facility as of June 8, 1997.

NOTE 5 - RESERVES

During the year-to-date period of fiscal 1997, reserves of $2.7 million were recorded primarily associated with writing down the book value of assets of the kiosk-based electronic shopping business. Of the $2.7 million year-to-date amount, $1.8 million was recorded in merchandising operating expenses and $0.9 was recorded in cost of sales.

NOTE 6 - REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                          PRICE ENTERPRISES, INC.

                                (UNAUDITED)

NOTE 7 - SUBSEQUENT EVENT

Subsequent to June 8, 1997 the Company declared a cash dividend of $0.30 per share, totaling approximately $7.0 million, payable on August 15, 1997 to stockholders of record on August 1, 1997.

On July 2, 1997 the Company announced a corporate restructuring plan to separate its real estate and merchandising businesses into two separate publicly-held companies. A special dividend of one share in PriceSmart (the merchandising businesses) for every four shares held in PEI is expected to be distributed on August 29, 1997, or as soon as possible thereafter. Final approval of the PriceSmart dividend is subject to various conditions and the Price Enterprises board of directors has reserved the right to abandon, defer or modify the proposed restructuring at any time prior to the declaration and distribution of the special dividend. The special dividend is expected to be a taxable distribution to PEI stockholders.

Upon consummation of the restructuring, the Company's merchandising business will be classified as a discontinued operation. Merchandising revenues and operating loss for the third quarter of 1997 were $15.1 million and $.7 million, respectively, and $7.2 million and $2.9 million, respectively, for the third quarter of 1996. For the 40-week year-to-date period of 1997, merchandising revenues and operating loss were $50.2 million and $6.3 million compared to $30.7 million and $9.0 million for the comparable period of 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis compares the results of operations for the third quarter and year-to-date periods of fiscal 1997 ended June 8, 1997 to the third quarter and year-to-date periods of fiscal 1996 ended June 9, 1996. The Company invests in real estate and related assets, and operates certain merchandising businesses which include Price Quest, Price Global Trading and Price Ventures activities. Where appropriate, the financial results for these two business segments are discussed separately. In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

REAL ESTATE RENTAL OPERATIONS
                           Revenue   Percent  Operating             Percent
                           Amount    Change    Income     Change    Change
                           -------   -------  ---------   ------    -------
3rd Quarter - FY 1997      $14,223     (2%)     $7,296    $  745       11%
3rd Quarter - FY 1996       14,536     ---       6,551       ---       ---

Year-to-date - FY 1997     $42,726      2%     $21,086    $1,958       10%
Year-to-date - FY 1996      41,823     ---      19,128       ---       ---

    Each fiscal quarter reflects three calendar months of activity for the real estate segment. For purposes of this discussion, operating income is defined as rental revenue, including common area expense reimbursements, less the related real estate expenses including all unreimburseable expenses associated with unimproved land and certain developed properties with vacant space. In addition, operating income reflects depreciation expense, but it does not reflect provisions for asset impairments or gains (losses) on sale of real estate.

    The slight decrease in revenue during the third quarter of fiscal 1997 was primarily due to the loss of revenue from the Seekonk (MA) property as a result of the Bradlees bankruptcy during the past year as well as the write-off of related receivables associated with Bradlees. The decrease was also a result of loss of revenue from the Richmond (CA) location which was sold in the latter part of fiscal 1996. These decreases were almost entirely offset by an increase in revenue from the Dallas (TX) location as a result of its completion during fourth quarter fiscal 1996 and subsequent lease-up, as well as increased revenue at the Signal Hill (CA) location and other properties. During the third quarter the increase in operating income was primarily due to the completion and lease-up of the Dallas (TX) property.

    During the year-to-date period, the increase in revenue and operating income was primarily due to completion of development and lease-up of the property located in Dallas (TX). The increase was somewhat offset by the loss of revenue from the Seekonk (MA) property as a result of the Bradlees bankruptcy during the past year, as well as the loss of revenue from Richmond
(CA) which was sold in the latter part of fiscal 1996.

ADJUSTED FUNDS FROM OPERATIONS

                                       Less           Add        Adjusted
                        Operating  Straight-line  Depreciation  Funds from  Percent
                         Income       Rentals       Expense     Operations  Change
                        ---------  -------------  ------------  ----------  -------
3rd Quarter - FY 1997    $7,296        $(692)        $2,454        $9,058     9.5%
3rd Quarter - FY 1996     6,551         (859)         2,581         8,273     ---

Year-to-date - FY 1997  $21,086      $(1,839)        $7,383       $26,630     9.2%
Year-to-date - FY 1996   19,128       (2,306)         7,567        24,389     ---

    Real estate industry analysts generally consider funds from operations
(FFO) to be a supplemental measure of performance for real estate-oriented companies. As defined by the National Association for Real Estate Investment Trusts (NAREIT), FFO is the pretax income determined in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, after adding back depreciation and amortization expense. Due to the significance of straight-line rent accruals, which represent noncash revenues associated with fixed future minimum rent increases, the Company has adjusted the NAREIT definition to eliminate straight-line rents when computing its adjusted FFO.

    Adjusted FFO does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

    The growth in adjusted FFO reflects many of the factors mentioned in the revenue and operating income discussion above.

GAIN (LOSS) ON SALE OF REAL ESTATE

                                                           Percent
                                   Amount      Change      Change
                                   ------      ------      -------
3rd Quarter - FY 1997              $(450)      $(542)        ---
3rd Quarter - FY 1996                 92         ---         ---

Year-to-date - FY 1997              $899        $150         20%
Year-to-date - FY 1996               749         ---         ---

    During the third quarter of fiscal 1997, losses on the sale of real estate related primarily to the sale of property in Houston (TX) and Washington Metro. (MD). The fiscal 1997 year-to-date amount also reflects gains on the sales of properties in Schaumburg (IL), Colton (CA), and Concord
(CA).

    During the third quarter of fiscal 1996, gains on the sale of real estate related primarily to the sale of property in Contra Costa, (CA). The fiscal 1996 year-to-date amount also includes gains on the sales of properties in S.W. Denver (CO), North Highlands (CA), San Diego (Convoy Ct.) (CA) and Sunnyvale (CA), partially offset by a loss on the sale of property in West Palm Beach (FL) during the first quarter.

MERCHANDISING OPERATIONS

                             Sales     Percent    Gross     % of     Percent
                             Amount    Change     Margin    Sales    Change
                             -------   -------    ------    -----    -------
3rd Quarter - FY 1997        $14,067     105%     $1,009     7.2%     220%
3rd Quarter - FY 1996          6,875     ---         315     4.6%     ---

Year-to-date - FY 1997       $46,239      56%     $2,130     4.6%      67%
Year-to-date - FY 1996        29,577     ---       1,274     4.3%     ---

    Merchandise sales include the Price Quest and international trading businesses. Gross margin is defined as merchandise sales less the related merchandise costs.

    For the 12-week period of the third quarter the increase in sales is attributed to a 173% increase in international sales, from $5.2 million in third quarter fiscal 1996 to $14.1 million for the same period in fiscal 1997, primarily as a result of sales from the 51% owned Panama location which opened during the first quarter of the current year, as well as increased sales to the Saipan, Guam, Indonesia and China locations. A second Indonesia location was opened during the quarter, bringing the total number of international locations to six.

    The 40-week year-to-date increase in sales is due to a 125% increase in international sales partially offset by a decline of 90% in Price Quest sales due to the discontinuation of the electronic shopping business in January 1997.

    The increase in gross margin as a percent of sales during the third quarter was primarily due to sales from the Panama location which has a gross margin of approximately 11%. During the year-to-date period the increase in gross margin was also attributed to a higher gross margin on Panama sales, but was somewhat offset by negative gross margin for Price Quest due to reserves of $0.9 million taken during the first two quarters of fiscal 1997 associated with markdowns to sell certain returned and discontinued merchandise.

MERCHANDISING OPERATING EXPENSES

                                                          Percent
                                   Amount      Change     Change
                                  -------     --------    ------
3rd Quarter - FY 1997              $2,818     $(1,210)     (30%)
3rd Quarter - FY 1996               4,028         ---       ---

Year-to-date - FY 1997            $12,330     $(3,725)     (23%)
Year-to-date - FY 1996             16,055         ---       ---

    During the third quarter of fiscal 1997 the decrease in merchandising operating expenses was primarily due to a substantial decrease in operating expenses for Price Quest of $2.2 million somewhat offset by increased operating expenses for the international businesses of $1.0 million over the prior year due to the consolidation of the Panama joint venture operating expenses. The year-to-date decrease was a result of the same factors as the third quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                          Percent
                                   Amount      Change     Change
                                  -------     --------    ------
3rd Quarter - FY 1997                $952        $62         7%
3rd Quarter - FY 1996                 890        ---        ---

Year-to-date - FY 1997             $2,937       $264        10%
Year-to-date - FY 1996              2,673        ---       ---

    During the third quarter, the increase in expenses is due to an increase in professional fees related to strategic corporate matters, somewhat offset by a reduction in insurance costs, compared to the prior year. During the year-to-date period, the increase in expense is also due to the increase in professional fees as well as addition of management, somewhat offset by a reduction in fees paid to Costco for administrative services.

INTEREST INCOME (NET)


                                                          Percent
                                   Amount      Change     Change
                                  -------     --------    ------
3rd Quarter - FY 1997              $2,130       $137         7%
3rd Quarter - FY 1996               1,993        ---        ---

Year-to-date - FY 1997             $6,156       $734        14%
Year-to-date - FY 1996              5,422        ---        ---

    The increase in interest income for both the third quarter and year-to-date periods, was due to higher interest income on invested cash balances as well as a reduction in interest expense related to the Costco note payable that was repaid during the fourth quarter of fiscal 1996. This net improvement was somewhat offset by reductions in interest income from the Atlas note due to its repayment during the third quarter as well as the City Notes due to principal reductions of $4.7 million to various notes, and a reduction in capitalized interest due to less construction activity in the current fiscal year.

GAIN ON SALE OF INVESTMENT

                                                          Percent
                                   Amount      Change     Change
                                  -------     --------    ------
3rd Quarter - FY 1997               $ 60        $ 60        100%
3rd Quarter - FY 1996                ---         ---        ---

Year-to-date - FY 1997              $782        $782        100%
Year-to-date - FY 1996               ---         ---        ---

    The gain on sale of investment in third quarter fiscal 1997 relates to the sale of the Company's options to purchase stock in Car Club. The year-to-date amount also includes the gain on the sale of the Company's preferred stock investment in Sneaker Stadium, a privately-held specialty retailer.

MINORITY INTEREST

                                                          Percent
                                   Amount      Change     Change
                                  -------     --------    ------
3rd Quarter - FY 1997             $   36      $  (418)     (92%)
3rd Quarter - FY 1996                454          ---       ---

Year-to-date - FY 1997            $  (73)     $(4,660)    (102%)
Year-to-date - FY 1996             4,587          ---       ---

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

PROVISION FOR INCOME TAXES

                                                          Percent    Effective
                                   Amount      Change     Change      Tax Rate
                                  -------     --------    ------     ---------
3rd Quarter - FY 1997              $3,009      $1,016       51%         41%
3rd Quarter - FY 1996               1,993         ---       ---         41%

Year-to-date - FY 1997             $8,084      $2,210       38%         41%
Year-to-date - FY 1996              5,874         ---       ---         47%

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company currently holds cash of $83 million and is well positioned to finance its business activities through a variety of additional sources. It expects to satisfy short-term liquidity requirements through net cash provided by real estate operations.

    On July 2, 1997 the Company announced a corporate restructuring plan to separate its real estate and merchandising businesses into two separate publicly-held companies. A special dividend of one share in PriceSmart (the merchandising businesses) for every four shares held in PEI is expected to be distributed on August 29, 1997, or as soon as possible thereafter. Final approval of the PriceSmart dividend is subject to various conditions and the Price Enterprises board of directors has reserved the right to abandon, defer or modify the proposed restructuring at any time prior to the declaration and distribution of the special dividend. If the planned restructuring is consummated, the Company will retain 27 investment properties with a net book value of approximately $340 million and approximately $40 million in cash. The unleveraged real estate portfolio should enable it to access significant amounts of capital through bank credit facilities or debt offerings.

    Should the restructuring not occur, the Company will retain $83 million in cash as well as approximately $26 million of real estate assets which are currently being held for sale. The cash flow that may ultimately be generated by sales of these properties represents an additional source of capital resources. To the extent that investment opportunities exceed available cash flow from these sources, the Company's unleveraged balance sheet should enable it to access significant amounts of capital through bank credit facilities or debt offerings, or the Company may choose to seek additional funds through future public equity offerings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ---
    None.


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ---

    IN RE PRICE/COSTCO SHAREHOLDER LITIGATION, United States District Court for the Western District of Washington, No. C94-1874C: This consolidated action was commenced on December 19, 1994 alleging the violation of certain state and federal laws arising from the spin-off of the Company from PriceCostco, Inc. and the prior merger between The Price Company and Costco Wholesale Corporation. A final settlement was reached and approved by the court. The settlement involves certain agreements between the Company and PriceCostco regarding Price Global Trading, LLC and Price Quest, LLC, including the elimination of certain non-compete and operating agreements and the Company's assumption of sole ownership of those entities. In addition, certain trademark and license agreements between the Company and Costco have been terminated and an agreement regarding the Company's use of the mark "PriceSmart" has become effective. During the third quarter, the Company contributed $1.25 million to the award of attorneys' fees which was accrued for in fourth quarter fiscal 1996.

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

ITEM 2.  CHANGES IN SECURITIES ---
    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ---
    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ---
    None.

ITEM 5.  OTHER INFORMATION ---
    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ---
    (a) The following exhibits are included herein or incorporated by reference:
         (10.1) Employment Agreement, dated as of June 17, 1997,
                by and between Price Enterprises, Inc. and Daniel T. Carter. (10.2) Employment Agreement, dated as of June 18, 1997, by and between
                Price Enterprises, Inc. and Jack McGrory.
         (10.3) Employment Agreement, dated as of September 20, 1994, by and between Price Enterprises, Inc. and Robert M. Gans (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994).
         (10.4) Amendment to Employment Agreement, dated as of April 28, 1997, by and between Price Enterprises, Inc. and Robert M. Gans. (10.5) Agreement Concerning Transfer of Certain Assets dated as of
                November ___, 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 of PriceSmart, Inc. filed with the Commission on July 3, 1997).
         (15.1) Independent Accountants' Review Report.
         (15.2) Letter re: Unaudited Interim Financial Information.
         (27)   Financial Data Schedule.
    (b)  No reports on Form 8-K were filed for the 12 weeks ended June 8, 1997.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PRICE ENTERPRISES, INC.
                                           REGISTRANT


Date: July 16, 1997                        /S/ ROBERT E. PRICE
                                           -----------------------------------
                                           Robert E. Price
                                           PRESIDENT & CHIEF EXECUTIVE OFFICER


Date: July 16, 1997                        /S/ DANIEL T. CARTER
                                           -----------------------------------
                                           Daniel T. Carter
                                           EXECUTIVE VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER