Form 10-K
period 1997-08-31
PRICE ENTERPRISES INC
filed 1997-11-26
CIK 929647

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K
                                   ----------

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from _____________ to _____________.
                         Commission file number 0-20449
                                   ----------

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

                          Common Stock $.0001 Par Value

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ or No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of October 31, 1997 was $228,345,515, based on the last reported sale price of $18.25 per share on October 31, 1997.

     The number of shares outstanding of the registrant's common stock as of October 31, 1997 was 23,681,025.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 16, 1997 are incorporated by reference into
Part III of this Form 10-K.

================================================================================

                             PRICE ENTERPRISES, INC.
                           Annual Report on Form 10-K
                    for the Fiscal Year Ended August 31, 1997


                                TABLE OF CONTENTS
                                -----------------


PART I
--------------------------------------------------------------------------------

Item 1.   Business .........................................................  3
Item 2.   Properties .......................................................  6
Item 3.   Legal Proceedings ................................................  8
Item 4.   Submission of Matters to a Vote of Security Holders ..............  8
Item 4A.  Executive Officers of the Registrant .............................  8

PART II
--------------------------------------------------------------------------------

Item 5.   Market for Registrant Common Equity and Related Stockholder
          Matters ..........................................................  9
Item 6.   Selected Financial Data .......................................... 10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................ 10
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ....... 13
Item 8.   Financial Statements and Supplementary Data ...................... 14
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................... 26

PART III
--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant ............... 26
Item 11.  Executive Compensation ........................................... 26
Item 12.  Security Ownership of Certain Beneficial Owners and Management ... 26
Item 13.  Certain Relationships and Related Transactions ................... 26

PART IV
--------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K ......................................................... 27

                                     PART I
                                     ------


ITEM 1 - Business
--------------------------------------------------------------------------------


Formation of the Company and Subsequent Transactions

     Price Enterprises, Inc. ("Price Enterprises," "PEI" or "the Company"), a Delaware corporation, was formed in July 1994. The Company began operations effective August 29, 1994 as a wholly owned subsidiary of Costco Companies, Inc. ("Costco"), formerly Price/Costco, Inc., with specific assets received from Costco pursuant to the Amended and Restated Agreement of Transfer and Plan of Exchange ("Exchange Agreement").

     Transferred to PEI were substantially all of the real estate assets which historically formed the non-club real estate business segment of Costco; four existing Costco warehouses which are adjacent to certain transferred properties, and which have been leased back to Costco effective August 29, 1994; a 51% interest in Price Quest, Inc. ("PQI") and a 51% interest in Price Global Trading, Inc. ("PGT"), with Costco retaining the remaining 49% interests (the Company's interests in both PQI and PGT were subsequently increased to 100%). Also transferred were notes receivable from various municipalities and agencies ("City Notes") and certain other assets of which were subsequently disposed.

     On June 27, 1997, the Board of Directors of PEI determined that it would be in the best interest of PEI and its stockholders to separate PEI's core real estate business and its merchandising businesses. Accordingly, the PEI Board approved a spin-off transaction pursuant to which PEI would continue to conduct its real estate business consisting of an initial asset base of 27 retail properties and $40 million of cash following the spin-off and PEI's merchandising businesses, real estate properties held for sale by PEI, the City Notes and certain secured notes receivable from buyers of properties formerly held by PEI (the "Other Notes") would be spun-off to PriceSmart, Inc. ("PriceSmart"), a Delaware corporation and wholly-owned subsidiary of PEI.

     On August 29, 1997, PEI separated itself from PriceSmart by distributing one share of Common Stock of PriceSmart for every four shares of Common Stock held by PEI's stockholders of record on August 15, 1997 pursuant to a distribution agreement dated as of August 26, 1997, between PEI and PriceSmart (the "Distribution"). Since the Distribution, PEI has engaged in a combination of acquiring, developing, owning, managing and/or selling real estate assets.

     As a result of the Distribution, PEI intends to qualify for Federal tax treatment as a real estate investment trust ("REIT"). In order to qualify as a REIT, PEI was required to (i) divest certain assets not related to its real estate business, such as the merchandising businesses, and (ii) distribute an amount of taxable dividends at least equal to its current and accumulated earnings and profits, much of which represents an allocation from Costco as a result of the spin-off by Costco of PEI in December 1994. PEI expects the Distribution to satisfy these two requirements. By qualifying as a REIT, PEI will substantially eliminate the taxation on corporate income from the real estate business.


Overview of the Company's Business

     The principal business of the Company is to acquire, develop, operate, manage and lease real property. The Company's current portfolio is substantially comprised of commercial rental properties including shopping centers and "power centers" leased to major retail tenants such as Costco, The Sports Authority, The Home Depot, Kmart, Marshalls, PetsMart and Borders Books. Approximately 57% of annual minimum rents are derived from strong credit tenants with investment grade ratings.

     For a description of the Company's properties and of material developments during the year regarding these investments and the Company as a whole, reference is made to Items 2 and 7 hereof.

     The Company's business strategy is to continue to lease vacant space in the current portfolio to its maximum potential, to achieve maximum development of existing properties and acquire new investment properties. In making new real estate investments, the Company intends to continue to place primary emphasis on obtaining equity interests in well-located income-producing retail properties, principally shopping centers with high credit tenants in the Western and Northeastern United States, with attractive yields and potential for increases in income and capital appreciation. The Company may also participate in public-private partnerships to acquire and develop or redevelop properties in major cities. The Company also will from time to time consider the disposition or exchange of existing investments in order to improve its investment portfolio or increase its funds from operations. The Company's management continuously reviews the Company's properties and attempts to develop appropriate programs to renovate and modernize properties in order to improve leasing arrangements, thereby increasing funds from operations and property values. The Company's investment and portfolio management philosophy is designed to implement its overall objective of maximizing funds from operations and distributions to stockholders. The Company currently owns and operates a self storage business, "Price Self Storage," with one facility open in San Diego, CA. The Company is evaluating the possibility of expanding the self storage business on a limited basis.

     The Company directly provides property management for all of its operating properties. Self-management enables the Company to more closely control leasing and property management. Internal property management also provides the Company opportunities for operating efficiencies by enabling it to acquire additional properties without proportionate increases in property management expenses. The Company's property management program is implemented by property management and leasing professionals located in offices in San Diego (CA), Fairfax (VA) and White Plains (NY).

     The results of the Company's operations depend upon the performance of its existing investment portfolio, the availability of suitable opportunities for new investments and the yields then available on such investments. Such yields will vary with the type of investment involved, the condition of the financial and real estate markets, the nature and geographic location of the investment, competition and other factors. The performance of a real estate investment company is strongly influenced by the cycles of the real estate industry.


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


Significant Tenants

     The seven largest tenants account for approximately 42% of total gross leasable area and approximately 52% of the Company's total annual minimum rent revenues. Certain information with respect to these tenants is set forth in the following table (dollars in thousands):

                                                                         Percent of              Annual            Percent of
                                 Number            Area Under             GLA Under              Minimum          Total Annual
Tenant                          of Leases         Lease (sq ft)             Lease                 Rent            Minimum Rent
------                          --------           -----------           ----------            ----------        --------------
Costco                              4                612,675                16.7%              $ 8,131.2              19.9%
The Sports Authority                7                297,844                 8.1%                3,633.1               8.9%
The Home Depot                      2                214,173                 5.8%                2,550.7               6.3%
Kmart                               1                110,054                 3.0%                1,842.9               4.5%
Marshalls                           2                 87,968                 2.4%                1,734.6               4.3%
PetsMart                            6                155,278                 4.2%                1,583.8               3.9%
Borders Books                       2                 62,950                 1.7%                1,505.0               3.7%
                                --------           -----------           ----------            ----------        --------------
                                   24               1,540,942               41.9%               $20,981.3             51.5%
                                ========           ===========           ==========            ==========        ==============


     While none of the Company's largest tenants has experienced any recent significant financial hardships, it is not uncommon for economic conditions, market surpluses of retail space and competitive pressures to negatively impact financial results of retail operators. Caldor, Today's Man and Levitz Furniture have filed for protection under Chapter XI provisions of the federal bankruptcy law. The Company has one lease with each of these tenants which together comprise 5.4% of the Company's gross leaseable area and approximately 4.9% of annualized minimum rents as of August 31, 1997.

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


Environmental Matters

     The Company's ownership of real properties could subject it to certain environmental liabilities. As discussed below, certain of the Company's properties have known environmental liabilities, and certain other properties are located in areas of current or former industrial activity, where environmental contamination may have occurred. The Company has agreed to indemnify Costco against and hold Costco harmless from all environmental liabilities that relate to or arise out of the real properties which were transferred to the Company by Costco in 1994.

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

     In 1994, Costco engaged environmental consultants to conduct Phase I assessments (involving investigation without soil sampling or groundwater analysis) at each of the properties that Costco transferred to the Company. The Company is unaware of any environmental liability or compliance with applicable environmental laws or regulations arising out of its properties that the Company believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, there can be no assurance that the Company's knowledge is complete with regard to, or that the Phase I assessments have identified, all material environmental liabilities. Set forth below are summaries of certain environmental matters relating to certain of the Company's properties.

     Azusa. The Azusa site is a 17.4 acre site located in Azusa, California. The Price Company ("Price"), a subsidiary of Costco, purchased the Azusa site in 1983 from Huffy Corporation ("Huffy"). Huffy operated a bicycle manufacturing facility on the Azusa site from 1959 until 1982. After purchasing the Azusa site, Price converted the bicycle manufacturing facility into a Price Club warehouse and tire center. In 1989, Price Club relocated to a new building on an adjacent property.

     The Azusa site currently is located within the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Area 2 Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") site. The BPOU addresses a large area of groundwater contamination in the San Gabriel Valley. Volatile organic compounds ("VOCs"), including trichloroethylene and perchloroethylene, are present in the groundwater throughout a several mile long area, extending beneath the cities of Azusa, Irwindale and Baldwin Park, California. Price received a general notice of potential liability letter from the United States Environmental Protection Agency (the "EPA") for the BPOU dated August 4, 1993, and is one of approximately 110 potentially responsible parties ("PRPs"), representing 20-25 contaminated parcels, to have received such notice for the BPOU. While it was operated by Huffy, the Huffy site contained a degreasing facility that allegedly released VOCs into the soil.

     In March 1994, the EPA published a Record of Decision ("ROD") which documents the selection of remedial alternatives for the BPOU. The EPA estimates that its preferred remedy, as outlined in the ROD, will cost between $100 and $130 million. The San Gabriel Basin Water Quality Authority ("SGBWQA") has proposed an alternative remedy for the BPOU, which will cost an estimated $25 to $30 million. A group of PRPs, including Huffy, the SGBWQA and the EPA currently are negotiating the final remedy for the BPOU. The Company lacks sufficient information regarding the activity of other PRPs to form an estimate of the equitable share of total costs that could be allocated to its Azusa site.

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

     Also, on January 11, 1995, the EPA wrote Price a "no intended action" letter stating, "This letter is to inform you that USEPA does not plan to ask you or your company to participate in the clean-up of the regional groundwater contamination." Since receiving the "no intended action" letter, PEI, as the successor to Price has been in negotiation with EPA to enter into a consent decree, which, if successfully negotiated and approved by a court of competent jurisdiction, would provide PEI with contribution protection under CERCLA with respect to the current ROD for the BPOU.

     To the extent that there is any liability associated with the Azusa site, the Company believes such liability should be attributed to Huffy. However, the Company and Huffy have not negotiated a final allocation of costs as between themselves. There can be no assurance that Huffy will contribute to any further costs. Based upon a number of factors, including the EPA "no intended action" letter, the current status of negotiations regarding the alternative remedy, the cost of the final remedy, and the Company's allocated equitable share of that cost as between it, Huffy and/or other PRPs, the Company believes its liability associated with the Azusa site would not have a material adverse effect on the financial condition and results of operations of the Company.

     Pentagon City. The Pentagon City site is a 16.8 acre site in Arlington, Virginia. Elevated levels of heavy metals are present in groundwater beneath the Pentagon City site. Also, petroleum hydrocarbons are present in soil at the site. By letters dated January 31, 1995 and March 22, 1994, the Virginia Department of Environmental Quality is requiring no further action at the site with regard to the heavy metals and petroleum hydrocarbon contamination. The Company has not been notified by any governmental authority, and is not otherwise aware, of any other material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Pentagon City site. Nevertheless, the Company's ownership of the Pentagon City site creates the potential of liability for remediation costs associated with groundwater beneath, and soils at, the site.

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

     New Britain. The New Britain site is a 17.8 acre site in New Britain, Connecticut. The site previously contained a dry cleaning establishment and a gas station. The site contains low levels of petroleum hydrocarbons and VOCs in the soil and groundwater. The Company is continuing to remediate the soil and groundwater at this property under the supervision of local authorities. The Company estimates that the total cost of this remediation is not expected to exceed $75,000 in the aggregate over the next three years.

     PEI owned additional properties with environmental issues that were sold by PEI prior to the Distribution or that were transferred to PriceSmart in the Distribution. PriceSmart has agreed to indemnify the Company for environmental liabilities arising out of such properties.


Employees

     The Company employed approximately 185 employees prior to the Distribution. In connection with the Distribution, 155 employees were terminated from the Company and hired by PriceSmart. As a result, the Company currently employs approximately 30 employees, of which 14 are responsible for property management, 12 are employed in finance and administration and 4 are employed in the self storage business. The Company provides centralized and comprehensive employee benefit programs for all eligible employees.


Seasonality

     The Company's real estate operations generally are not subject to seasonal fluctuations.


Corporate Headquarters

     The Company maintains its headquarters in San Diego, California adjacent to the Morena Boulevard Costco facility and it believes that its current facilities meet its expected requirements over the next 12 months.


ITEM 2 - Properties
--------------------------------------------------------------------------------


Overview

     As of August 31, 1997, the Company owned 26 real estate properties and held one property pursuant to a 22-year ground lease, which properties have an aggregate net book value of $337 million. Such properties encompass 358 acres of land and approximately 3.7 million square feet of gross leasable building space and were 91% leased. The five largest properties have a carrying value of $206 million, or 61% of the total portfolio, which includes 1.6 million square feet of leasable space on 110 acres that generates annual minimum rent of $23.0 million, based on leases existing as of August 31, 1997.

     The geographic location of the properties is concentrated in the Northeastern states of New York (3), Virginia (2), New Jersey (2), Pennsylvania
(1), Massachusetts (1), Maryland (1) and Connecticut (1) for a total of 68% of the net book value of the portfolio. California (12) accounts for 24% of the net book value, with the remaining properties located in Texas (1), Arizona (1) and Colorado (2).


Property Table

     Amounts shown for annual minimum rents are based on executed leases as of August 31, 1997. No allowances have been made for contractually-based delays to commencement of rental payments. Due to the nature of real estate investments, actual rental income may differ from amounts shown in this schedule. The table set forth below describes the Company's portfolio of real estate properties as of August 31, 1997.

Real Estate Portfolio

                                        Leases in Effect as of August 31, 1997
                           -----------------------------------------------------------------
                            Number                 Gross                Net Book    Annual                           % of
                              of       Land      Leasable     Percent     Value     Minimum                          G.L.A.   Lease
                            Tenants   Acreage  Area (sq ft)   Leased     8/31/97     Rent      Principal Tenants     (sq ft) Expires
                           --------   -------   ----------    -------   --------   ---------   -------------------------------------

                                                  (000's)               ($000's)   ($000's)
Westbury, NY                   8       30.4        398.6       100%     $ 65,547   $ 7,195     Costco                  37%    2009
                                                                                               Kmart                   28%    2013
                                                                                               Marshalls               11%    2009
                                                                                               The Sports Authority    11%    2013
                                                                                               Borders Books            8%    2019
Pentagon City, VA             12       16.8        336.8       100%       59,692     6,456     Costco                  50%    2009
                                                                                               Marshalls               12%    2010
                                                                                               Best Buy                11%    2010
                                                                                               Linens N Things         10%    2010
                                                                                               Borders Books           10%    2010
Wayne, NJ                      5       19.2        358.4        87%       35,694     4,151     Costco                  41%    2009
(includes 46,000 sq. ft. of                                                                    Lackland Storage        13%    2012
vacant storage space)                                                                          The Sports Authority    12%    2012
                                                                                               Nobody Beats the Wiz    11%    2018
Philadelphia, PA               10      29.3        300.9        79%       22,557     2,325     The Home Depot          37%    2009
                                                                                               Baby Superstore         13%    2006
                                                                                               AMC Theatres            13%    2015
                                                                                               ACME Supersaver         11%    2000
Dallas, TX                     5       14.6        177.5       100%       22,486     2,855     Homeplace               33%    2016
                                                                                               Wickes Furniture        24%    2011
                                                                                               OfficeMax               17%    2011
                                                                                               Comp USA                17%    2011
                                                                                               Just For Feet            9%    2011

Seekonk, MA                    9       43.1        213.1        48%       18,034     1,233     The Sports Authority, Circuit City
San Diego, CA                  4       28.8        429.1       100%       15,341     1,948     Costco,  Price  Self  Storage,
                                                                                               Charlotte Russe
Signal Hill, CA               13       15.0        154.8        99%       14,688     2,128     The Home Depot, PetsMart
Fountain Valley, CA           15       12.6        119.2        91%       13,213     1,611     The Sports Authority, PetsMart,
                                                                                               Souplantation
Glen Burnie, MD               11       18.7        130.6       100%        8,927     1,522     The Sports Authority, PetsMart

Northridge, CA                 3        4.4         30.0       100%        7,262       828     Barnes & Noble, Fresh Choice
Azusa, CA                      4       17.4        131.3        35%        6,819       550     Costco Business Delivery
San Diego/Carmel Mtn., CA      7        5.9         35.0       100%        6,381       897     Claim Jumper, McMillin Realty,
                                                                                               Islands
Moorsetown, NJ (leased land)   3       18.3        172.6       100%        6,148     1,591     Caldor, The Sports Authority
Buffalo, NY                    1       16.1        115.4       100%        4,909       733     Builders Square

Sacramento/Stockton, CA        2        5.7         49.8       100%        4,720       470     PetsMart, Office Depot
Inglewood, CA                  1        8.0        119.9       100%        4,041       847     HomeBase
San Juan Capistrano, CA        5        5.5         56.4       100%        3,993       575     PetsMart, Staples
New Britain, CT                1       17.8        112.4       100%        3,486       671     Wal-Mart
Tucson, AZ                     9        7.7         40.1        98%        3,299       394     PetsMart

Hampton, VA                    2        3.5         45.6       100%        2,606       424     The Sports Authority, Commerce Bank
Redwood City, CA               2        6.4         49.4       100%        2,095       392     Orchard Supply
Smithtown, NY                  1        5.9         55.6       100%        1,982       455     Levitz Furniture
Denver/Littleton, CO           1        3.1         26.4       100%        1,581       216     PetsMart
Denver/Aurora, CO              1         .8          7.3       100%          658       146     Red Robin

Chula Vista/Rancho del Rey, CA 1        1.0          0.0         0%          500        75     Burger King
San Diego/Southeast, CA        2        1.9          8.9       100%          355       138     Navy Federal C.U., Burger King
                              ---      -----      ------       ----     --------   -------
Total                         138      357.9     3,675.1        91%     $337,014   $40,826
                              ===      =====      ======       ====     ========   =======

Pending Real Estate Transactions

     As of November 1, 1997 the Company is in various stages of lease negotiations with two prospective tenants for leasable space which are expected to generate an aggregate of approximately $1.2 million of additional annualized minimum rental income once lease payments begin. Given the nature of these negotiations, there can be no assurance that these potential leases will ultimately be consummated. The development costs necessary to provide appropriate facilities for these potential leases is estimated to be approximately $2.3 million. The Company is currently evaluating various properties for acquisition.

ITEM 3 - Legal Proceedings
--------------------------------------------------------------------------------

     None.




ITEM 4 - Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997. The Company's Annual Meeting of Stockholders is scheduled for 10:00 a.m. on December 16, 1997, at the San Diego Hilton Beach and Tennis Resort in San Diego, California. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.




ITEM 4A - Executive Officers of the Registrant
--------------------------------------------------------------------------------

     Set forth below are the names, positions, and ages of the executive officers of Price Enterprises:

           Name                              Position With Company                               Age
     -----------------          ---------------------------------------------------             ----
     Jack McGrory               President and Chief Executive Officer                            48
     Joseph R. Satz             Executive Vice President, General Counsel and Secretary          56
     Kathleen M. Hillan         Senior Vice President - Finance                                  39


     Jack  McGrory  has been  President  and Chief  Executive  Officer  of Price
Enterprises since September 1997. From March 1991 through August 1997, Mr. McGrory served as City Manager of San Diego, responsible for a budget of $1.3 billion and 10,000 employees. One of his responsibilities was to manage a real estate portfolio valued at $250 million. Mr. McGrory received a Juris Doctorate from the University of San Diego, a Master's degree in Public Administration from San Diego State University and a BA degree from Colgate University.

     Joseph R. Satz has been Executive Vice President, General Counsel and Secretary since October 1997. From August 1994 to September 1997, Mr. Satz held the position of Vice President, Counsel. He joined The Price Company (TPC) in 1983 performing similar legal duties in real estate. Prior to joining TPC, Mr. Satz was General Counsel for the Weingart Foundation. Mr. Satz received an L.L.M. (Taxation) from New York University School of Law, a Juris Doctorate from Brooklyn School of Law, and a BS degree in accounting from University of Bridgeport.

     Kathleen M. Hillan has been Senior Vice President - Finance since October 1997. From PEI's inception in August 1994 to September 1997, Ms. Hillan was Vice President - Corporate Controller. Ms. Hillan joined TPC in 1990 and held financial management positions until PEI's spin-off from Costco in August 1994. Prior to 1990, Ms. Hillan worked with the accounting firm of Ernst & Young. Ms. Hillan received a BS degree in accounting from San Diego State University.

                                     PART II
                                     -------


ITEM 5 - Market for Registrant Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------


Stock Prices

     The Company's Common Stock was first publicly traded on December 21, 1994 and quoted on the Nasdaq National Market under the symbol "PREN." The table set forth below provides the high and low sales prices of the Common Stock for the period indicated, as reported by the Nasdaq National Market:

                                                    High           Low
                                                   -----          ------
     Calendar Year -- 1994
     Fourth Quarter (beginning 12/21/94)           14 1/2         12 3/4

     Calendar Year -- 1995
     First Quarter                                 13 3/4         10 1/2
     Second Quarter                                14             11 1/2
     Third Quarter                                 16             13 1/2
     Fourth Quarter                                16             14 1/4

     Calendar Year -- 1996
     First Quarter                                 16 1/8         15
     Second Quarter                                16 1/2         15 1/4
     Third Quarter                                 16 1/2         14 3/4
     Fourth Quarter                                17 5/8         16

     Calendar Year -- 1997
     First Quarter                                 19             16 3/4
     Second Quarter                                19 5/8         17 3/8
     Third Quarter                                 23             17 5/8
     Fourth Quarter (through 10/31/97)             19 1/4         17 1/8

     On October 31, 1997, the last reported sales price per share of the Common Stock was $18.25, and the Company had approximately 700 stockholders of record.

     Effective August 29, 1997 the Company completed its spin-off distribution of one share of Common Stock of PriceSmart for every four shares of the Company's Common Stock held of record as of August 15, 1997. PriceSmart began separate trading on the Nasdaq National Market on September 2, 1997.


Dividends

     During fiscal 1997, the Company's Board of Directors declared four quarterly dividends of $0.30 per share for a total of $1.20 per share, or $28.0 million. No dividends were declared or paid during fiscal 1996. During fiscal 1995, a $1.7 million cash dividend of $0.075 per share was paid in August 1995 to offset certain adverse tax consequences that otherwise would have occurred.

     PEI, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of (i) 95% of PEI's "REIT taxable income" (computed without regard to the dividends paid deduction and PEI's net capital gain) and (ii) 95% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of noncash income. In addition, if PEI disposes of any asset during the 10-year period beginning on the first day of the first taxable year for which PEI qualified as a REIT, PEI will be required, pursuant to Treasury Regulations which have not yet been promulgated, to distribute at least 95% of PEI's adjusted basis in such asset as of the beginning of such period (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before PEI timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that PEI does not distribute all of its net capital gain or distributes at least 95%, but less than 100%, of its "REIT taxable income," as adjusted, it will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. Stockholders may be required to include amounts designated by PEI as distributed capital gains. In such case, stockholders will be treated as having paid the capital gains tax imposed on the real estate investment designated amounts and will be allowed a corresponding stock basis adjustment and a credit or refund for the tax deemed paid. Furthermore, if PEI should fail to distribute, during each calendar year, at least the sum of (i) 85% of its real estate investment trust ordinary income for such year,

(ii) 95% of its real estate investment trust capital gain income for such year, and (iii) any undistributed taxable income from prior periods, PEI would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. PEI intends to make timely distributions sufficient to satisfy these annual distribution requirements.

     It is possible that PEI, from time to time, may not have sufficient cash or other liquid assets to meet these distribution requirements due to timing differences between (i) the actual receipt of such income and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in arriving at taxable income of PEI. In the event that such timing differences occur, in order to meet these distribution requirements, PEI may find it necessary to arrange for short-term, or possibly long-term, borrowings or to pay dividends in the form of taxable stock dividends.

     Under certain circumstances, PEI may be able to rectify a failure to meet the distribution requirement for a year by paying "deficiency dividends" to stockholders in a later year, which may be included in PEI's deduction for dividends paid for the earlier year. Thus, PEI may be able to avoid being taxed on amounts distributed as deficiency dividends; however, PEI will be required to pay interest based upon the amount of any deduction taken for deficiency dividends.


ITEM 6 - Selected Financial Data
--------------------------------------------------------------------------------

     The following selected data should be read in conjunction with the Company's consolidated financial statements elsewhere in this Form 10-K and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                   FISCAL YEAR
                                                                         ($000's, except per share data)
                                                --------------------------------------------------------------------------------
                                                   1997              1996             1995              1994             1993
                                                 --------          --------         --------          --------         --------
Selected Income Statement Data
  Rental income                                   $56,838           $56,221           $51,897          $30,316          $25,793
  Operating Expenses                               28,792            30,118            28,575           17,623           13,310
  General and administrative                        3,624             3,274             1,687            1,600            1,500
  Operating income (loss)                          23,533             6,693            16,454          (74,711)          28,874
  Net income (loss) from continuing
    operations                                     19,085             8,340            13,297          (40,596)          20,987
  Discontinued operations                          (4,860)           (8,250)          (12,751)            (883)            (436)
  Net income (loss) per share from
    continuing operations                             .82               .36               .53            (1.50)             .78
  Cash dividends per share                           1.20                --               .08               --               --

                                                                                As of August 31,
                                                                         ($000's, except per share data)
                                                --------------------------------------------------------------------------------
                                                   1997              1996             1995              1994             1993
                                                 --------          --------         --------          --------         --------
Selected Balance Sheet Data
  Real estate assets, net                        $337,139          $337,098          $330,443         $405,966         $356,720
  Total assets                                    403,757           540,325           555,994          591,511          470,950
  Long-term debt                                       --                --            15,425               --               --
  Stockholders' equity and investment
    by Costco                                     396,476           532,899           532,085          578,788          454,357
  Book value per share                              16.78             22.88             22.90            21.44            16.83

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 1997, and it should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. The analysis below reflects the distribution of PriceSmart and the presentation of the merchandising segment as discontinued operations for all years presented, see Note 1. In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands.


Real Estate Rental Operations

                       Rental         Percent         Operating                        Percent
                       Income         Change           Income           Change         Change
                      --------       --------         --------         --------       --------
     Fiscal 1997       $56,838          1%             $28,046          $1,943            7%
     Fiscal 1996        56,221          8%              26,103           2,781           12%
     Fiscal 1995        51,897          --              23,322            --             --

     For  purposes  of this  discussion,  operating  income is defined as rental revenue, including common area expense reimbursements, less the related real estate expenses, including all unreimbursable expenses associated with unimproved land and certain developed properties with vacant space. In addition, operating income reflects depreciation expense, but it does not reflect property write-downs for asset impairment, gain (loss) on sale of real estate or corporate general and administrative expenses.

     During fiscal 1997, the increase in revenue was due primarily to increased lease-up of the Dallas (TX) property which began leasing activity during fourth quarter fiscal 1996. Other factors include additional lease-up at properties located in Bakersfield (CA) and Philadelphia (PA). These increases were almost entirely offset by loss of revenue from the Seekonk (MA) property as a result of the Bradlees bankruptcy during the past year as well as the write-off of related receivables associated with Bradlees. There also was a loss of revenue due to the sale of the Richmond (CA) location in the latter part of fiscal 1996.

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


Adjusted Funds From Operations

                                                 Less                  Add               Adjusted
                            Operating        Straight-line        Depreciation          Funds From            Percent
                             Income             Rentals              Expense            Operations            Change
                            --------           --------             --------             --------            --------
     Fiscal 1997             $28,046           $(2,499)              $ 9,860              $35,407               7%
     Fiscal 1996              26,103            (3,150)               10,071               33,024               9%
     Fiscal 1995              23,322            (3,332)               10,245               30,235               --


     Real estate  industry  analysts  generally  consider funds from  operations
(FFO) to be a supplemental measure of performance for real estate-oriented companies. As defined by the National Association for Real Estate Investment Trusts (NAREIT), FFO is the pretax income determined in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, after adding back depreciation and amortization expense. The Company historically has calculated its adjusted FFO on a segment basis excluding corporate overhead as well as interest and other income. In addition, due to the significance of straight-line rent accruals, which represent noncash revenues associated with fixed future minimum rent increases, the Company has adjusted the NAREIT definition to eliminate straight-line rents when computing its adjusted FFO.

     Adjusted FFO does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

     For fiscal 1997 and 1996, the growth in adjusted FFO reflects many of the factors mentioned in the revenue and operating income discussion above.


Gain (Loss) on Sale of Real Estate

                                                                       Percent
                                     Amount            Change           Change
                                    --------          --------         --------
     Fiscal 1997                     $1,111            $  247              29%
     Fiscal 1996                        864             1,045             577%
     Fiscal 1995                       (181)               --               --

     During fiscal 1997, the gain on sale of properties related to the sale of properties in Schaumburg (IL), Gaithersburg (MD), Colton (CA), and Concord (CA). These gains were somewhat offset by losses on the sale of properties in Houston
(TX) and Washington Metro (MD).

     During fiscal 1996, the gain on sale of properties related primarily to the sale of properties in Denver/Littleton (CO), Sacramento/No. Highlands (CA), San Diego (Convoy Ct.) (CA), and San Jose (CA). These and other gains were somewhat offset by a loss on the sale of property in West Palm Beach (FL).

General and Administrative Expenses
                                                                       Percent
                                     Amount            Change           Change
                                    --------          --------         --------
     Fiscal 1997                     $3,624            $  350              11%
     Fiscal 1996                      3,274             1,587              94%
     Fiscal 1995                      1,687                --               --

     During fiscal 1997, the increase in expenses was due primarily to expense of $1.1 million related to the distribution of PriceSmart, consisting of insurance, legal and accounting fees. Additional increases are attributed to severance expense for executive officers that left the Company during the year for which no comparable expense was recorded in the prior year. The increase was partially offset by a decrease in expense, compared to the prior year, because of the $1.25 million expensed in fiscal 1996 related to the settlement of the Costco stockholder litigation.

     During fiscal 1996, the increase in expenses was due primarily to an accrual of $1.25 million pursuant to a tentative agreement to settle the Costco stockholder litigation. Increases were also experienced in the areas of insurance and legal expense.


Provision for Asset Impairments
                                                                       Percent
                                     Amount            Change           Change
                                    --------          --------         --------
     Fiscal 1997                     $ 2,000          $(15,000)           -88%
     Fiscal 1996                      17,000            12,000            240%
     Fiscal 1995                       5,000               --              --

     In fiscal 1997, 1996 and 1995, noncash charges of $2.0 million, $17.0 million and $5.0 million, respectively, were taken to write-down the carrying value of real estate properties which were being held for sale and which were expected to generate net sales proceeds below their current book values. The fiscal 1997 reserve relates primarily to a property in Worcester (MA) the tenant of which, Bradlees, is currently in bankruptcy. The Bradlees bankruptcy is expected to reduce the proceeds that will be attained upon sale of the property. Such property was included in the properties held for sale, net of provision for asset impairments, that were transferred to PriceSmart in the Distribution.


Interest Income (net)
                                                                       Percent
                                     Amount            Change           Change
                                    --------          --------         --------
     Fiscal 1997                     $8,033            $  591               8%
     Fiscal 1996                      7,442             1,358              22%
     Fiscal 1995                      6,084                --               --

     During fiscal 1997, the increase in net interest income was due primarily to higher interest income on invested cash balances as well as a reduction to interest expense related to the Costco note payable that was repaid during the fourth quarter of fiscal 1996. This net improvement was somewhat offset by reductions in interest income from a note receivable from Atlas Hotels (due to its repayment during the third quarter) as well as the City and Other Notes (due to principal reductions of $8.2 million) and a reduction in capitalized interest due to less construction activity in the current fiscal year. The City and Other Notes were transferred to PriceSmart in the Distribution.

     During fiscal 1996, the increase in net interest income was due primarily to increased income from various notes receivable, increased earnings on cash balances as well as reduced interest expense on borrowings, including the note payable to Costco, which was repaid during the fourth quarter of fiscal 1996.


Gain on Sale of Investment

     The gain on sale of investment of $782,000 recorded during fiscal 1997 related to the sale of the Company's preferred stock investment in Sneaker Stadium, a privately held specialty retailer, as well as a gain on the sale of the Company's options to purchase stock in Car Club a privately held automobile broker.


Provision for Income Taxes
                                                      Percent         Effective
                      Amount          Change          Change          Tax Rate
                     --------        --------        --------         --------
     Fiscal 1997     $13,263         $ 7,468           129%              41%
     Fiscal 1996       5,795          (3,446)          -37%              41%
     Fiscal 1995       9,241              --            --               41%

     Provision for income taxes has historically been recorded at a rate of 41% for the non-merchandising segment.

Discontinued Operations
                                                                       Percent
                                     Amount            Change           Change
                                    --------          --------         --------
     Fiscal 1997                    $ (4,860)          $3,390              41%
     Fiscal 1996                      (8,250)           4,501              35%
     Fiscal 1995                     (12,751)              --               --

     The decrease in the net loss from operations of the discontinued merchandising segment during fiscal 1997 was primarily a result of decreased expenses upon the expiration of certain contractual obligations to pay Costco $4.5 million per year for marketing-related activities, as well as increases in sales and gross margin due to the opening of the Panama City location in October 1996 and increases in sales of U.S.-sourced products to licensees. The discontinued merchandising segment was transferred to PriceSmart in the Distribution.

     The  decrease  in  the  net  loss  from  operations  of  the   discontinued
merchandising segment during fiscal 1996 was primarily a result of the electronic shopping program discontinuing display samples and in-store staffing at Costco locations, and a reduction of central office staffing. In addition, other revenues increased primarily as a result of royalties from the newly established licensee operations as well as certain fees for license arrangements.


Liquidity and Capital Resources

     Following the Distribution of PriceSmart at year-end, the Company retained $40 million in cash. While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through net cash provided by operations. To the extent that investment opportunities exceed available cash flow from operations, the Company believes that its unleveraged balance sheet will enable it to raise additional capital through bank credit facilities and/or securitized debt offerings. The Company also may choose to seek additional funds through future public offerings of debt or equity securities.

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

     Through calendar 1998, the Company anticipates investing approximately $3 million in commercial real estate development on owned property (a portion of which represents commitments under executed construction contracts) and approximately $125 - $175 million for real estate acquisitions. Actual capital expenditures may vary from estimated amounts depending on business conditions and other risks and uncertainties to which the Company and its business are subject.

     On November 17, 1997, the Company announced that Jack McGrory, the Company's President and Chief Executive Officer, delivered a letter to the Chairman of Price REIT, Inc. ("Price REIT"), proposing a combination of the two companies. In the letter and the attached term sheet, the Company proposes to exchange 11,658,503 shares of the Company's 7 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), with a liquidation preference of $42.00, for all outstanding shares of Price REIT Common Stock. The Preferred Stock would carry a quarterly dividend, would be convertible at the option of the holder at a conversion price of $21.00 per share and would be redeemable at the option of the Company five years after issuance. The Preferred Stock would vote with the Company's Common Stock on an as-converted basis. The Company's proposal is subject to completion of due diligence, Board of Directors approval, the execution of a definitive merger agreement, the receipt of a fairness opinion and stockholder approval, as well as other customary conditions. On November 18, 1997, Price REIT announced that its Board of Directors would evaluate the proposal.


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


ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

     Not applicable.

ITEM 8 - Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

                             PRICE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                August 31,
                                                         -----------------------
                                                            1997         1996
                                                         ---------    ----------
                                                                      (restated
                                                                       - Note 1)
Current Assets
  Cash and cash equivalents                              $  40,000    $  15,458
  Accounts receivable, net                                   1,374        3,653
  Income tax receivable                                      8,076         --
  Prepaid expenses and other current assets                    259        5,912
  Net current assets of discontinued segment and
    assets transferred to PriceSmart                          --          1,107
                                                         ---------    ---------
      Total current assets                                  49,709       26,130

Real Estate Assets
  Land and land improvements                               184,702      179,639
  Building and improvements                                195,208      189,125
  Fixtures and equipment                                       203          733
  Construction in progress                                     235          328
                                                         ---------    ---------
                                                           380,348      369,825
  Less accumulated depreciation                            (43,209)     (32,727)
                                                         ---------    ---------
                                                           337,139      337,098

Other Assets
  Property held for sale, net                                 --         28,337
  Atlas note receivable                                       --         41,711
  Deferred income taxes                                       --          5,389
  Deferred rents and leasing costs, net                     16,909       14,974
  Net assets of discontinued segment and assets
    transferred to PriceSmart                                 --         86,686
                                                         ---------    ---------
                                                            16,909      177,097
                                                         ---------    ---------
Total Assets                                             $ 403,757    $ 540,325
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accrued expenses                                       $     269    $   4,187
  Other current liabilities                                    352        3,239
  Deferred income taxes                                      6,660         --
                                                         ---------    ---------
      Total current liabilities                              7,281        7,426

Commitments

Stockholders' Equity
  Common stock, $.0001 par value, 60,000,000 shares
    authorized, 23,632,937 and 23,290,057 shares
    issued and outstanding                                       2            2
  Additional paid-in capital                               411,393      534,004
  Accumulated deficit                                      (14,919)      (1,107)
                                                         ---------    ---------
      Total stockholders' equity                           396,476      532,899
                                                         ---------    ---------
Total Liabilities and Stockholders' Equity               $ 403,757    $ 540,325
                                                         =========    =========

See accompanying notes.

                             PRICE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                            Year Ended August 31,
                                                      --------------------------------
                                                        1997        1996        1995
                                                      --------    --------    --------
Revenues
  Rental income                                       $ 56,838    $ 56,221    $ 51,897
  Gain (loss) on sale of real estate, net                1,111         864        (181)
                                                      --------    --------    --------
      Total revenues                                    57,949      57,085      51,716

Expenses
  Operating and maintenance                             11,050      11,667       9,794
  Property taxes                                         7,882       8,380       8,536
  Depreciation and amortization                          9,860      10,071      10,245
  General and administrative                             3,624       3,274       1,687
  Provision for asset impairments                        2,000      17,000       5,000
                                                      --------    --------    --------
      Total expenses                                    34,416      50,392      35,262
                                                      --------    --------    --------

Operating income                                        23,533       6,693      16,454

Interest and Other
  Interest income, net                                   8,033       7,442       6,084
  Gain on sale of investment                               782        --          --
                                                      --------    --------    --------
      Total interest and other                           8,815       7,442       6,084
                                                      --------    --------    --------

Income before provision for income taxes                32,348      14,135      22,538

Provision for income taxes                              13,263       5,795       9,241
                                                      --------    --------    --------

Net income from continuing operations                   19,085       8,340      13,297

Discontinued operations (Note 2):
  Net  loss  from  operations  of  discontinued
    merchandising segment  (less applicable
    benefit for income taxes of $3,379, $4,531
    and $4,052 respectively)                            (4,860)     (8,250)    (12,751)
                                                      --------    --------    --------

Net Income                                            $ 14,225    $     90    $    546
                                                      ========    ========    ========


Net Income Per Share from Continuing Operations       $    .82    $    .36    $    .53
                                                      ========    ========    ========

Net Income Per Share                                  $    .61    $    .00    $    .02
                                                      ========    ========    ========

See accompanying notes.

                             PRICE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                              Accumulated
                                                                               Additional       Foreign
                                                          Common Stock           Paid-In        Currency   Accumulated
                                                      Shares        Amount       Capital      Translation    Deficit        Total
                                                    ---------     ---------     ---------     -----------  -----------    ---------
Investment by Costco at
  August 31, 1994                                      27,000     $       3     $ 580,468     $  (1,683)    $    --       $ 578,788
  Net income                                             --            --            --            --             546           546
  Adjustment to investment by
    Costco                                               --            --          (1,389)         --            --          (1,389)
  Stock options exercised including
    income tax benefits                                    10          --             126          --            --             126
  Shares repurchased                                   (3,776)           (1)      (45,925)         --            --         (45,926)
  Foreign currency translation
    adjustment                                           --            --            --           1,683          --           1,683
  Cash dividend, $.075 per share                         --            --            --            --          (1,743)       (1,743)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Balance at August 31, 1995                             23,234             2       533,280          --          (1,197)      532,085
  Net income                                             --            --            --            --              90            90
  Stock options exercised including
    income tax benefits                                    56          --             724          --            --             724
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Balance at August 31, 1996                             23,290             2       534,004          --          (1,107)      532,899
  Net income                                             --            --            --            --          14,225        14,225
  Stock options exercised including
    income tax benefits                                   343          --           5,429          --            --           5,429
  Cash dividends, $1.20 per share                        --            --            --            --         (28,037)      (28,037)
  Special dividend - Distribution
    of PriceSmart                                        --            --        (128,040)         --            --        (128,040)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Balance at August 31, 1997                             23,633     $       2     $ 411,393     $    --       $ (14,919)    $ 396,476
                                                    =========     =========     =========     =========     =========     =========



See accompanying notes.

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                    Year Ended August 31,
                                                                                           ----------------------------------------
                                                                                             1997            1996            1995
                                                                                           --------        --------        --------
                                                                                                              (restated - Note 1)
Operating Activities
Net income                                                                                 $ 14,225        $     90        $    546
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                             9,347           9,493          10,563
    Loss (gain) on sale of assets                                                            (1,111)           (864)          1,430
    Provision for asset impairments                                                           2,000          17,000           5,000
    Deferred income taxes                                                                    15,894           3,676          (2,466)
    Change in assets and liabilities:
      Increase in accounts receivable and other assets                                       (5,026)         (6,623)         (5,375)
      (Decrease)/increase in accounts payable and other liabilities                            (302)           (698)          3,396
      Increase in deferred rents and leasing costs                                           (2,066)         (3,936)         (4,068)
      (Decrease)/increase in unearned rent and security deposits                               (821)            642           1,176
      Increase/(decrease) in net assets of discontinued segment                               4,495           3,832          (4,463)
                                                                                           --------        --------        --------
  Net cash flows provided by operating activities                                            36,635          22,612           5,739

Investing Activities
    Additions to real estate assets                                                          (2,720)        (17,105)        (18,861)
    Proceeds from sale of real estate assets                                                 29,279          26,059          12,836
    Additions to notes receivable                                                              (200)         (1,149)         (2,949)
    Payments of notes receivable                                                             50,526           3,105           4,947
    Net investing activities of discontinued segment                                         (7,987)         (2,362)         (5,793)
                                                                                           --------        --------        --------
  Net cash flows provided by (used in) investing activities                                  68,898           8,548          (9,820)

Financing Activities
    Cash transferred to PriceSmart                                                          (58,383)           --              --
    Costco line of credit advances                                                             --              --             6,439
    Repayments of Costco note payable and line of credit                                       --           (16,426)        (13,236)
    Proceeds from exercise of stock options including tax benefit                             5,429             724             126
    Dividends paid                                                                          (28,037)           --            (1,743)
    Decrease in equity resulting from cash not transferred in
      Costco spin-off                                                                          --              --            (1,644)
    Net financing activities of discontinued segment                                           --              --            12,495
                                                                                           --------        --------        --------
  Net cash flows provided by (used in) financing activities                                 (80,991)        (15,702)          2,437
                                                                                           --------        --------        --------

  Net increase (decrease) in cash                                                            24,542          15,458          (1,644)

Cash and Cash Equivalents at Beginning of Year                                               15,458               0           1,644
                                                                                           --------        --------        --------

Cash and Cash Equivalents at End of Year                                                   $ 40,000        $ 15,458        $      0
                                                                                           ========        ========        ========

Supplemental Disclosure:
Cash paid for interest                                                                     $    150        $  2,911        $  8,140
Net cash paid (refunds received) for income taxes                                              (717)            829           1,261
Treasury stock acquired for note payable                                                       --              --            45,925

See accompanying notes.

                             PRICE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1 - Organization and Significant Accounting Policies
--------------------------------------------------------------------------------


Formation of the Company

     Price Enterprises, Inc. ("PEI" or "the Company"), a Delaware corporation, was formed in July 1994. The Company began operations effective August 29, 1994 as a wholly owned subsidiary of Costco Companies, Inc. ("Costco") with specific assets received from Costco pursuant to the Amended and Restated Agreement of Transfer and Plan of Exchange ("Exchange Agreement"). Transferred to PEI were substantially all of the real estate assets which historically formed the non-club real estate business of Costco; four existing Costco warehouses which are adjacent to certain transferred properties; certain domestic and international retail operations; notes receivable from various municipalities and agencies ("City Notes") and certain other notes receivable.

     The Board of Directors of PEI approved a plan for the distribution (the "Distribution") to holders of PEI's Common Stock, of 100% of the outstanding shares of Common Stock of PriceSmart, Inc. ("PriceSmart"). Prior to the Distribution, the following assets were transferred to PriceSmart: interest in essentially all businesses which historically formed the merchandising business segment of PEI, primarily the international merchandising activities, the Costco auto referral program and the Costco travel program; certain real estate properties held for sale which, as of August 29, 1997, had not yet been sold; the City Notes and certain secured notes receivable from buyers of properties formerly owned by PEI; cash and cash equivalents held by PEI as of August 29, 1997, less $40 million kept by PEI for use in its real estate business; and all other assets and liabilities not specifically associated with PEI's portfolio of 27 investment properties, except for current corporate income tax assets and liabilities. On August 29, 1997, PEI distributed to its stockholders one share of PriceSmart Common Stock for every four shares of PEI Common Stock held by PEI's stockholders of record on August 15, 1997. The Distribution was recorded as a special noncash dividend by PEI based on historical cost for all assets and liabilities transferred to PriceSmart, and the operations of the merchandising segment have been reported as discontinued operations, see Note 2.

     As a result of the Distribution, PEI retained the core real estate portfolio of 27 investment properties and all related assets and liabilities as well as income tax assets and liabilities, $40 million in cash, and assets and liabilities related to the self storage business, "Price Self Storage." PEI intends to qualify for Federal tax treatment as a real estate investment trust ("REIT").

     The principal business of the Company is to acquire, develop, operate, manage and lease real property. The Company's current portfolio is substantially comprised of commercial rental properties which are leased to major retail tenants.


Consolidation

     The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries; whereas, the Company's investment in less than majority owned businesses are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.


Fiscal Year

     With respect to the real estate business, each fiscal quarter includes three calendar months of operating results; however, the discontinued merchandising segment's fiscal quarters are as follows: first quarter -- 16 weeks, second quarter -- 12 weeks, third quarter -- 12 weeks, fourth quarter -- 12 weeks.


Real Estate Assets and Depreciation

     Real estate assets are recorded at Costco's and PEI's historical costs as adjusted for recognition of impairment losses. Historical costs for real estate and related assets were reduced by $2.0 million, $17.0 million and $5.0 million during fiscal 1997, 1996 and 1995, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation of real estate assets is computed on a straight-line basis over their estimated useful lives, as follows:

          Land improvements                       25 years
          Building and improvements               10-25 years
          Leasehold improvements                  Term of lease
          Tenant improvements                     Term of lease or 10 years
          Fixtures and equipment                  5 years
          Certain MIS assets                      3 years

--------------------------------------------------------------------------------


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


Deferred Leasing Costs and Capitalized Interest

     Costs incurred in connection with leasing space to tenants are deferred and amortized using the straight-line method over the lives of the related leases. Interest incurred during the construction period is capitalized and depreciated over the lives of the constructed assets. Total interest incurred was $187,000, $881,000 and $1,261,000 for fiscal 1997, 1996 and 1995, respectively; and
$7,000, $361,000 and $556,000 of such interest, respectively, was capitalized and is included in the property accounts.


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

     Beginning with fiscal 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No such indicators of impairment were present in fiscal 1997. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of, and requires that such assets be carried at the lower of cost or estimated fair value less costs to sell.

     In fiscal 1997, 1996 and 1995, noncash impairment charges of $2.0 million, $17.0 million and $5.0 million, respectively, were taken to write-down the carrying value of real estate properties which were being held for sale or redevelopment, and which were expected to generate net sales proceeds below their book values.

     In conjunction with the spin-off of PriceSmart at August 29, 1997, properties held for sale and their related provisions for asset impairment were transferred to PriceSmart.


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


Net Income Per Share

     Net income per share and net income from continuing operations per share is based on the weighted average number of shares outstanding of 23,353,666, 23,262,374 and 24,864,000 in fiscal 1997, 1996 and 1995, respectively.

--------------------------------------------------------------------------------

Reclassifications

     Certain reclassifications have been reflected in the financial statements in order to conform with the fiscal 1997 presentation. In addition, in accordance with the Exchange Agreement, Costco retained net current assets of PEI and its subsidiaries as of the beginning of fiscal 1995. The value of these retained assets, net of an adjustment to the carryover deferred income tax amount, is reflected as an adjustment of $1.4 million to additional paid-in capital as of the beginning of fiscal 1995.


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations, in accounting for its employee and non-employee director stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. As a result, deferred compensation is recorded only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. No deferred compensation expense has been recognized.


Note 2 - Discontinued Operations
--------------------------------------------------------------------------------

     As discussed in Note 1, on August 29, 1997, Price Enterprises completed a distribution of its merchandising segment and certain other assets. Accordingly, results of operations and cash flows of the Company's merchandising segment have been reported as a discontinued segment for all periods presented in the Consolidated Financial Statements. The results of operations and cash flows of other assets and liabilities transferred to PriceSmart that were not part of the merchandising segment were included in the Company's continuing operations. The Consolidated Balance Sheet, as of August 31, 1996, also reflects the assets and liabilities of the Company's merchandising segment as a discontinued segment and is included with net assets transferred to PriceSmart in the Distribution. As a result of the Distribution, the Company recorded additional reserves during the fourth quarter of $1.0 million consisting of additional insurance, legal and accounting fees related to the transaction.

     Net current assets of the discontinued merchanding segment and other assets transferred to PriceSmart were as follows at August 31, 1996 (amounts in thousands):

                  Current assets:
                    Accounts receivable                           $ 3,366
                    Inventories                                     2,011
                    Other current assets                            1,600
                                                                   ------
                                                                    6,977
                  Current liabilities:
                    Accounts payable and accrued expenses          (4,893)
                    Other current liabilities                        (977)
                                                                   ------
                                                                   (5,870)
                                                                   ------
                        Net current assets                        $ 1,107
                                                                   ======

     Net assets of the discontinued merchandising segment and other assets transferred to PriceSmart were as follows at August 31, 1996 (amounts in thousands):

                  Discontinued segment:
                    Property, plant and equipment, net            $ 3,965
                    Minority interest                              (1,745)
                  Other assets transferred:
                    Property held for sale, net                    27,614
                    City notes receivable                          29,091
                    Other notes receivable                          6,617
                    Deferred rents and leasing costs, net             893
                    Deferred income taxes                          20,251
                                                                  -------
                                                                  $86,686
                                                                  =======

--------------------------------------------------------------------------------

     Summarized results of operations of the discontinued merchandising segment were as follows (amounts in thousands):

                                                    Year Ended August 31,
                                             ----------------------------------
                                               1997         1996         1995
                                             --------     --------     --------
Sales                                        $ 59,042     $ 36,211     $ 66,573
Other revenues                                  5,487        2,709          540
Cost of sales                                 (55,948)     (34,644)     (62,756)
Operating expenses                            (16,761)     (21,644)     (24,359)
Minority interest                                 (59)       4,587        8,187
Loss related to Price Club Mexico                --           --         (4,988)
Income tax benefit                              3,379        4,531        4,052
                                             --------     --------     --------
                                             $ (4,860)    $ (8,250)    $(12,751)
                                             ========     ========     ========

Note 3 - Real Estate Properties and Property Sales
--------------------------------------------------------------------------------

         The Company's real estate properties are generally leased under noncancelable leases with remaining terms ranging from one to 23 years. Rental income includes the following (in thousands):

                                                   1997        1996        1995
                                                 -------     -------     -------
Minimum rent                                     $42,681     $42,529     $39,987
Straight-line accrual of future rent               2,499       3,150       3,332
Additional rent-- CAM and taxes                   11,467      10,371       8,499
Percentage rent                                      191         171          79
                                                 -------     -------     -------
  Real estate rental income                      $56,838     $56,221     $51,897
                                                 =======     =======     =======

     As of August 31, 1997, future minimum rental income due under the terms of noncancelable operating leases is as follows (in thousands):

          1998                    $ 40,693
          1999                      41,443
          2000                      41,456
          2001                      41,613
          2002                      41,587
          Thereafter               366,240

     During each of the last three years, the Company sold certain significant real estate properties to unrelated parties and recognized related gains or losses on dispositions, as shown in the following table (in thousands). In addition, $644,000 of net gains were recognized during fiscal 1997 on sales of insignificant real estate properties. In conjunction with the Distribution, all remaining properties held for sale as of fiscal 1997 were transferred to PriceSmart.

                                             Date               Sales Price       Pretax Gain (Loss)
                                           --------             ----------         ----------------
     Fiscal 1997
     Warehouse Building                      12/6/96              $ 3,187                $ 17
       Santee, CA
     Undeveloped Land                       12/10/96                6,865                 802
       Schaumburg, IL
     Retail Building                         5/29/97                6,000                (352)
       Houston, TX

     Fiscal 1996
     Warehouse Building                     12/22/95                3,483                  65
       Palm Harbor, FL
     Office Building                          2/9/96                3,500                 143
       San Diego (Convoy Ct.), CA
     Warehouse Building                      4/12/96               11,075                  80
       Richmond, CA

     Fiscal 1995
     Fry's Distribution Center                3/8/95                9,598                (181)
       Phoenix, AZ
     Undeveloped Land                        3/27/95                4,440                  (6)
       Fairfax, VA

--------------------------------------------------------------------------------

Note 4 - Related Party Transactions
--------------------------------------------------------------------------------

     As a result of the Distribution to stockholders of PriceSmart and for the purpose of governing certain of the ongoing relationships between PriceSmart and the Company after the Distribution, and to provide mechanisms for an orderly transition, PriceSmart and the Company have entered into various agreements as described below.

     The Company and PriceSmart have entered into an Asset Management and Disposition Agreement dated as of August 26, 1997 calling for the Company to provide asset management services with respect to certain properties distributed to PriceSmart. As consideration for such services, PriceSmart will pay the Company management fees, leasing fees, disposition fees and developer's fees. Such agreement has a two-year term; provided that either the Company or PriceSmart may terminate the agreement upon 60 days written notice.

     PriceSmart and the Company have entered into a Transitional Services Agreement dated as of August 26, 1997 pursuant to which the Company and PriceSmart will provide certain services to one another. Fees for such transitional services (which shall not include real estate management services) will reflect the costs of providing such services, which may include cash management services, certain accounting services, litigation management or any other similar servies that PriceSmart or the Company may require. The Transitional Services Agreement will terminate on December 31, 1997 unless extended in writing by the parties.

     The Company and PriceSmart have entered into a Tax Sharing Agreement dated as of August 26, 1997 defining the parties' rights and obligations with respect to tax returns and tax liabilities for taxable years and other taxable periods ending on or before August 29, 1997. In general, the Company will be responsible for (i) filing all Federal and state income tax returns of the Company, PriceSmart and any of their subsidiaries for all taxable years ending on or before or including August 29, 1997 and (ii) paying the taxes relating to such returns to the extent attributable to pre-August 29, 1997 periods.

Note 5 - Profit Sharing and 401(k) Plan
--------------------------------------------------------------------------------

     Substantially all of the employees of the Company are participants in a defined contribution profit sharing and 401(k) plan. Profit sharing contributions, if any, are based on a discretionary amount determined by the Board of Directors and are allocated to each participant based on the relative compensation  of  the  participant,  subject  to  certain  limitations,  to  the
compensation  of  all   participants.   The  Company  makes  a  matching  401(k)
contribution equal to 50% of the participant's contribution up to an annual maximum matching contribution of $250.

     Profit sharing contributions of approximately $490,000, $187,000 and $580,000 were made during fiscal 1997, 1996 and 1995, respectively. Employer contributions to the 401(k) plan were approximately $29,000, $37,000 and $36,000 during fiscal 1997, 1996 and 1995, respectively.

     During fiscal 1996, the plan year was converted to a calendar year from a fiscal year; therefore, the contribution to the profit sharing plan in fiscal 1996 was for the period of September 1995 to December 1995.

Note 6 -- Stock Option Plans
--------------------------------------------------------------------------------

     In 1995, the Company established an Employee Stock Option and Stock Grant Plan (the "Employee Plan") and a Director Stock Option Plan (the "Director Plan") under which 1,500,000 shares and 150,000 shares, respectively, have been reserved for issuance. Options have been granted to certain employees and non-employee directors at prices equal to the market price on the date of grant. Options generally vest over a five year period and expire after six years. The following table summarizes the stock option transactions for fiscal years 1995, 1996 and 1997 for both plans:


                                                                Weighted Average
                                                Stock            Exercise Price
                                               Options              Per Share
                                             ----------          --------------
     Outstanding at August 31, 1994                   0                   --
       Granted                                1,178,900                $11.51
       Exercised                                (10,047)               $11.25
       Canceled                                (116,745)               $11.28
                                              ---------
     Outstanding at August 31, 1995           1,052,108                $11.53
       Granted                                  193,500                $15.65
       Exercised                                (55,982)               $11.27
       Canceled                                (145,861)               $11.25
                                              ---------
     Outstanding at August 31, 1996           1,043,765                $12.35
       Granted                                   11,900                $21.67
       Exercised                               (342,880)               $12.12
       Canceled                                (446,776)               $12.78
                                              ---------
     Outstanding at August 31, 1997             266,009                $12.34
                                              =========

--------------------------------------------------------------------------------

     As of August 31, 1997, options to purchase 99,449 shares and 6,000 shares were exercisable under the Employee Plan and Director Plan, respectively. As of August 31, 1997, there were 1,123,223 and 117,868 shares of Common Stock reserved for future issuance in connection with the Employee Plan and Director Plan, respectively.

     Following is a summary of the options outstanding as of August 31, 1997:

                                                                                                                     Weighted
                                                                           Weighted                                   Average
                                                     Weighted               Average                                  Exercise
                                                      Average              Remaining                                 Price of
        Range of                Options              Exercise               Life in              Options              Options
     Exercise Prices           Outstanding             Price                 Years             Exercisable          Exercisable
     --------------           -------------        -------------         -------------       --------------        -------------
    $11.20 - $12.438             204,560              $11.36                 1.66                98,000               $11.32
    $14.00 - $15.625              51,387              $14.35                 2.66                 7,387               $14.70
    $19.25 - $22.125              10,062              $22.11                 5.96                    62               $19.25
                                 -------                                                         -------
                                 266,009              $12.34                 2.01                105,449              $11.57
                                 =======                                                         =======

     Subsequent to year-end, and as a direct result of the Distribution of PriceSmart, all outstanding options held by remaining PEI employees and directors were adjusted, both in quantity and exercise price, such that each optionee remained in the same economic position as before the Distribution. This adjustment resulted in remaining PEI employees retaining 113,517 options with an adjusted exercise price range of $9.10 - $10.07. Non-employee directors options were adjusted subsequent to the Distribution so that 74,146 were outstanding with an adjusted exercise price range of $11.33 - $17.90. For the employees terminated by the Company and hired by PriceSmart the adjusted options outstanding as of fiscal 1997 were 98,384 with an adjusted price range of $9.10
- $15.58. These terminated employees were required to exercise their vested options within 90 days of termination or such options would be canceled.

     The weighted-average fair value of the options granted during 1997 and 1996 were $3.19 and $2.09 respectively.

     Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value of these options was estimated at the date of grant using the "Black-Scholes" method with the following weighted average assumptions for 1997 and 1996: risk-free interest rate of 6%; annual dividend rate of 7%; volatility factor of the expected market price of the Company's Common Stock of 26.54%; and an expected option life of three years. The effect of applying the "Black-Scholes" method of SFAS 123 to options granted in 1997 and 1996 did not result in pro forma net income amounts that are materially different from amounts reported. Accordingly, such pro forma information is not presented herein.

Note 7 - Income Taxes
--------------------------------------------------------------------------------

     The provision for income taxes consists of the following (in thousands):

                                               1997         1996         1995
                                             --------     --------     --------
Current:
  Federal                                    $   (655)    $ (1,285)    $  7,236
  State                                          (432)        (513)       1,418
                                             --------     --------     --------
                                               (1,087)      (1,798)       8,654

Allocated to discontinued operations            2,301        1,683        1,499
                                             --------     --------     --------
                                                1,214         (115)      10,153
Deferred:
  Federal                                       8,509        1,887       (3,513)
  State                                         2,462        1,175           48
                                             --------     --------     --------
                                               10,971        3,062       (3,465)

Allocated to discontinued operations            1,078        2,848        2,553
                                             --------     --------     --------
                                               12,049        5,910         (912)
                                             --------     --------     --------
  Provision for income tax
    - continuing operations                  $ 13,263     $  5,795     $  9,241
                                             ========     ========     ========

--------------------------------------------------------------------------------

     A reconciliation between the Federal statutory rate and the effective tax rate follows (in thousands):

                                                   1997        1996        1995
                                                 -------     -------     -------
Federal taxes at the statutory rate              $11,322     $ 4,947     $ 7,888
State taxes, net of Federal benefit                1,941         848       1,353
                                                 -------     -------     -------
  Total provision                                $13,263     $ 5,795     $ 9,241
                                                 =======     =======     =======

     The significant components of deferred income taxes are attributable to the following temporary differences (in thousands):

                                             August 31,   August 31,  August 31,
                                                1997         1996        1995
                                             ----------   ----------  ----------
Deferred tax assets:
  Real estate properties                      $   --      $  8,086    $ 12,754
  All other, net                                 1,214       1,006       1,210
                                              --------    --------    --------
                                                 1,214       9,092      13,964

Deferred tax liabilities:
  Deferred rental income                        (5,128)     (3,703)     (2,665)
  Real estate properties                        (2,746)       --          --
                                              --------    --------    --------
                                                (7,874)     (3,703)     (2,665)
                                              --------    --------    --------
  Net deferred tax assets (liabilities)       $ (6,660)   $  5,389    $ 11,299
                                              ========    ========    ========

Note 8 - Commitments
--------------------------------------------------------------------------------

     Price Enterprises owns a former warehouse club building in New Jersey subject to a ground lease with a remaining term of 22 years. Rental expense related to the ground lease for fiscal 1997 and 1996 was $1.7 million and $2.5 million, respectively. Future minimum payments during the next five fiscal years and thereafter under this noncancelable lease at August 31, 1997 were as follows (in thousands):

     1998                                           754
     1999                                           754
     2000                                           754
     2001                                           754
     2002                                           754
     Thereafter                                  13,075
                                                -------
     Total minimum payments                     $16,845
                                                =======

     The above property is subleased and as of August 31, 1997, total future sublease revenues are $28.9 million, which are included in future minimum rental income amounts in Note 3 of these financial statements.


Note 9 - Subsequent Event
--------------------------------------------------------------------------------

     Subsequent to year-end the Company declared a cash dividend of $0.35 per share, totaling approximately $8.3 million, payable on November 14, 1997 to stockholders of record on October 31, 1997.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors
Price Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Price Enterprises, Inc. as of August 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Price Enterprises, Inc. at August 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                  /s/ ERNST & YOUNG LLP

San Diego, California
October 16, 1997

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     None.



                                    PART III
                                    --------


ITEM 10 - Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

     For information with respect to the executive officers of the Registrant, see Item 4A -- "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on December 16, 1997, to be filed with the Commission pursuant to Regulation 14A.


ITEM 11 - Executive Compensation
--------------------------------------------------------------------------------

     The information required by Item 11 is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on December 16, 1997, to be filed with the Commission pursuant to Regulation 14A.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

     The information required by Item 12 is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on December 16, 1997, to be filed with the Commission pursuant to Regulation 14A.


ITEM 13 - Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

     The information required by Item 13 is incorporated herein by reference to Price Enterprises' Proxy Statement for its Annual Meeting of Stockholders, to be held on December 16, 1997, to be filed with the Commission pursuant to Regulation 14A.

                                     PART IV
                                     -------


ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  Financial Statements and Financial Statement Schedules:

                                                                            Page
     (1)  (A)  Report of Ernst & Young LLP, Independent Auditors             25

          (B)  Financial Statements

               (i)  Consolidated  Balance Sheets as of August 31,
                    1997 and 1996                                            14

               (ii) Consolidated  Statements  of  Income  for the
                    Years Ended August 31, 1997, 1996 and 1995               15

               (iii)Consolidated   Statements  of   Stockholders'
                    Equity for the Years Ended  August 31,  1997,
                    1996 and 1995                                            16

               (iv) Consolidated Statements of Cash Flows for the
                    Years Ended August 31, 1997, 1996 and 1995               17

               (v)  Notes to Consolidated Financial Statements               18

     (2)  Financial  Statement  Schedules:
          Schedule  III -  Real Estate and Accumulated Depreciation          28

          All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

     (3)  For a list of  exhibits  filed with this annual  report,  refer to the exhibit index on page 32.

(b) The Company filed no Current Report on Form 8-K during the fourth quarter of fiscal 1997.

(c) Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index on page 32.

                             PRICE ENTERPRISES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1997
                             (amounts in thousands)

                                                                                                     Gross amount at which carried
                                                            Initial Costs             Costs                at close of period
                                                     ---------------------------   Capitalized    ----------------------------------
                                                       Land and     Building and  Subsequent to     Land and    Building and   Total
        Location                   Description       Improvements   Improvements   Acquisition    Improvements  Improvements    (1)
------------------------------------------------------------------------------------------------------------------------------------

Westbury, NY                     Shopping Center      $  41,784       $     0      $  28,322       $ 46,620     $ 23,486   $ 70,106
Pentagon City, VA                Shopping Center         24,742        14,473         25,244         26,289       38,170     64,459
Wayne, NJ                        Shopping Center         19,760         6,912         12,808         22,200       17,280     39,480
Philadelphia, PA                 Shopping Center          8,649         4,382         12,150          9,115       16,066     25,181
San Diego, CA                    Warehouse/Office         5,244         7,990         10,529          5,709       19,281     24,990
                                 Building

Dallas, TX                       Retail Building         10,662             0         13,529         12,454       11,737     24,191
Seekonk, MA                      Shopping Center          7,636             0         12,562         10,153       10,045     20,198
Signal Hill, CA                  Shopping Center          5,872             0         10,219          8,285        7,806     16,091
Fountain Valley, CA              Shopping Center          4,551             0         10,356          6,595        8,312     14,907
Glen Burnie, MD                  Shopping Center          1,795             0          8,736          3,699        6,832     10,531

Moorsetown, NJ (leased land)     Shopping Center         Leased             0          8,029              0        8,029      8,029
Northridge, CA                   Shopping Center          4,029             0          3,586          5,105        2,510      7,615
Azusa, CA                        Warehouse/Rest. Pads     4,248           896          2,315          4,359        3,100      7,459
San Diego/Carmel Mtn., CA        Shopping Center          3,464             0          3,431          3,742        3,153      6,895
Buffalo, NY                      Retail Building          2,503             0          3,724          3,656        2,571      6,227

Inglewood, CA                    Warehouse Building       1,438             0          3,710          1,666        3,482      5,148
Sacramento/Stockton, CA          Shopping Center          1,437             0          3,566          2,436        2,567      5,003
San Juan Capistrano, CA          Shopping Center          3,150             0          1,285          2,034        2,401      4,435
Tucson, AZ                       Shopping Center          1,073             0          2,770          1,788        2,055      3,843
New Britain, CT                  Warehouse Building       3,640             0            187          2,608        1,219      3,827

Hampton, VA                      Retail Building/Bank     1,132             0          1,826          1,436        1,522      2,958
Smithtown, NY                    Retail Building            721             0          2,022          1,231        1,512      2,743
Redwood City, CA                 Retail Building          1,860             0            235          2,095            0      2,095
Denver/Littleton, CO             Retail Building            607           847            424            584        1,294      1,878
Denver/Aurora, CO                Restaurant                 105             0            647            173          579        752

San Diego/Southeast, CA          Restaurant/Bank            217             0            387            170          434        604
Chula Vista/Rancho del Rey, CA   Land                       915             0           (415)           500            0        500
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Properties                           $ 161,234       $35,500      $ 182,184       $184,702     $195,443   $380,145
====================================================================================================================================

(1)  The aggregate cost for Federal income tax purposes is $372,928.

                                                                                                  Depreciable Life
                                                                                    -------------------------------------------
                                 Accumulated         Date of          Date of           Land                        Building
                                 Depreciation      Construction      Acquisition     Improvements     Building     Improvements
--------------------------------------------------------------------------------------------------------------------------------
Westbury, NY                     $  (4,559)           1992-93         1992               25             25              10
Pentagon City, VA                   (4,767)           1993-94         1993               25             25              10
Wayne, NJ                           (3,786)           1991-93         1991               25             25              10
Philadelphia, PA                    (2,624)      1992,1994-95         1991               25             25              10
San Diego, CA                       (9,649)                           1981               25             25              10

Dallas, TX                          (1,705)       1991-92, 96         1991               25             25              10
Seekonk, MA                         (2,164)           1991-94         1991               25             25              10
Signal Hill, CA                     (1,403)           1992-93         1991               25             25              10
Fountain Valley, CA                 (1,694)           1990-93         1989               25             25              10
Glen Burnie, MD                     (1,604)           1990-92         1985               25             25              10

Moorsetown, NJ (leased land)        (1,881)           1989-91         1989               25             25              10
Northridge, CA                        (353)           1993-94         1988               25             25              10
Azusa, CA                             (640)              1983         1983               25             25              10
San Diego/Carmel Mtn., CA             (514)           1992-93         1991               25             25              10
Buffalo, NY                         (1,318)           1989-90         1989               25             25              10

Inglewood, CA                       (1,107)              1989         1984               25             25              10
Sacramento/Stockton, CA               (283)           1994-95         1993               25             25              10
San Juan Capistrano, CA               (442)     1988-89,94-95         1987               25             25              10
Tucson, AZ                            (544)           1989-91         1988               25             25              10
New Britain, CT                       (341)                           1991               25             25              10

Hampton, VA                           (352)              1992         1987               25             25              10
Smithtown, NY                         (761)           1988-89         1985               25             25              10
Redwood City, CA                         0                            1982               --             --              --
Denver/Littleton, CO                  (297)                           1990               25             25              10
Denver/Aurora, CO                      (94)              1993         1990               25             25              10

San Diego/Southeast, CA               (249)           1989-90         1989               25             25              10
Chula Vista/Rancho del Rey, CA           0                            1993               --             --              --
--------------------------------------------------------------------------------------------------------------------------------
Total Investment Properties      $ (43,131)
================================================================================================================================

                             PRICE ENTERPRISES, INC.
                            SCHEDULE III (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)

                                                             Fiscal Year
                                                -----------------------------------
Reconciliation to Reported Amounts                 1997         1996         1995
                                                ---------    ---------    ---------
PROPERTY AND EQUIPMENT
  Balance at beginning of year .............    $ 436,672    $ 469,337    $ 476,340
  Additions during the year:
    Transfers from Costco ..................         --           --          2,100
    Purchases ..............................        2,720       17,003       18,329
  Deductions during the year:
    Cost of properties sold ................      (35,741)     (32,668)     (22,432)
    Asset impairment loss ..................       (2,000)     (17,000)      (5,000)
                                                ---------    ---------    ---------
      Subtotal .............................      401,651      436,672      469,337
  Other:
    Property and equipment transferred
      to PriceSmart ........................      (21,506)     (31,541)     (40,746)
    FF&E ...................................          203          733          604
                                                ---------    ---------    ---------
  Balance at end of year ...................    $ 380,348    $ 405,864    $ 429,195
                                                =========    =========    =========

ACCUMULATED DEPRECIATION
  Balance at beginning of year .............    $  43,991    $  39,282    $  32,332
  Depreciation expense .....................        9,347        9,433        9,813
  Accumulated depreciation of properties sold      (7,589)      (4,724)      (2,863)
                                                ---------    ---------    ---------
      Subtotal .............................       45,749       43,991       39,282
  Other:
    Accumulated depreciation of property and
      equipment transferred to PriceSmart ..       (2,618)      (3,927)      (5,073)
    Accumulated depreciation of FF&E .......           78          365          181
                                                ---------    ---------    ---------
  Balance at end of year ...................    $  43,209    $  40,429    $  34,390
                                                =========    =========    =========

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                             PRICE ENTERPRISES, INC.

     DATED:   November 14, 1997              By: /s/ Jack McGrory
              ----------------                   -------------------------------
                                                   Jack McGrory
                                                   President and
                                                   Chief Executive Officer

     DATED:   November 14, 1997              By: /s/ Kathleen M. Hillan
              ----------------                   -------------------------------
                                                   Kathleen M. Hillan
                                                   Senior  Vice  President -
                                                   Finance


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert E. Price                                           November 14, 1997
---------------------------------------------------------     -----------------
ROBERT E. PRICE, Chairman of the Board of Directors           Date

/s/ Paul A. Peterson                                          November 14, 1997
---------------------------------------------------------     -----------------
PAUL A. PETERSON, Vice Chairman of the Board of Directors     Date

/s/ James F. Cahill                                           November 14, 1997
---------------------------------------------------------     -----------------
JAMES F. CAHILL, Director                                     Date

/s/ Anne L. Evans                                             November 14, 1997
---------------------------------------------------------     -----------------
ANNE L. EVANS, Director                                       Date

/s/ Murray L. Galinson                                        November 14, 1997
---------------------------------------------------------     -----------------
MURRAY L. GALINSON, Director                                  Date

/s/ Jack McGrory                                              November 14, 1997
---------------------------------------------------------     -----------------
JACK McGRORY, Director, President, and Chief  Executive       Date
Officer

                                  EXHIBIT INDEX
                                  -------------

Description

Page

2.1 Distribution Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on September 12, 1997 (File No. 0-20449))

3.1 Form of Restated Certificate of Incorporation of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449))

3.2 Amended and Restated Bylaws of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on September 12, 1997 (File No. 0-20449))

4.1 Form of Price Enterprises, Inc. Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Current Report on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 17, 1994 (File No. 33-55481))

4.2 The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (the "Stock Plan" ) (incorporated herein by reference to Exhibit 10.23 to Current Report on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449))

4.3 Form of Incentive Stock Option Agreement under the Stock Plan (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form S-8 of Price Enterprises, Inc. filed with the Commission on July 13, 1995 (File No. 33-60999))

4.4 Form of Non-Qualified Stock Option Agreement under the Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form S-8 of Price Enterprises, Inc. filed with the Commission on July 13, 1995 (File No. 33-60999))

4.5 The Price Enterprises Directors' 1995 Stock Option Plan (the "Directors' Plan") (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449))

4.6 Form of Non-Qualified Stock Option Agreement under the Directors' Plan (incorporated herein by reference to Exhibit 4.5 of the Current Report on Form S-8 of Price Enterprises, Inc. filed with the Commission on July 13, 1995 (File No. 33-60999))

10.1 Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Current Report on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 17, 1994 (File No. 33-55481))

10.2 Employee Benefits and Other Employment Matters Allocation Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on September 12, 1997 (File No. 0-20449))

10.3 Tax Sharing Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc. (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on September 12, 1997 (File No. 0-20449))

10.4 Asset Management Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc. (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on September 12, 1997 (File No. 0-20449))

10.5 Transitional Services Agreement dated as of August 26, 1997 between Price Enterprises Inc. and PriceSmart, Inc. (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on September 12, 1997 (File No. 0-20449))

10.6 Employment Agreement dated June 18, 1997, by and between Price Enterprises, Inc. and Jack McGrory

10.7 Amendment No. 1 to Employment Agreement dated as of August 27, 1997, by and between Price Enterprises, Inc. and Jack McGrory

23.1      Consent of Ernst & Young LLP

27.1      Financial Data Schedule

99.1 Press Release, dated August 29, 1997 issued by Price Enterprises, Inc. (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on September 12, 1997 (File No. 0-20449))