Form 10-K
period 1997-12-31
PRICE ENTERPRISES INC
filed 1998-03-27
CIK 929647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-K

                          -----------------------------

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from September 1, 1997 to December 31, 1997.
                         Commission file number 0-20449

                                   ----------

                             PRICE ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                  Maryland                               33-0628740
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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ or No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of January 31, 1998 was $242,862,144 based on the last reported sale of $19.63 per share on January 31, 1998.

     The number of outstanding shares of the registrant's common stock as of January 31, 1998 was 23,738,181.


================================================================================

                             PRICE ENTERPRISES, INC.

                           Annual Report on Form 10-K

                for the Transition Period Ended December 31, 1997


                                TABLE OF CONTENTS


PART

     Item 1.    Business .................................................... 3
     Item 2.    Properties ..................................................11
     Item 3.    Legal Proceedings ...........................................14
     Item 4.    Submission of Matters to a Vote of Security Holders .........14


PART  II

     Item 5.    Market for Registrant's Common Equity and Related
                     Stockholder Matters ....................................15
     Item 6.    Selected Financial Data .....................................17
     Item 7.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ....................17
     Item 7A.   Quantitative and Qualitative Disclosures About Market
                     Risk ...................................................23
     Item 8.    Financial Statements and Supplementary Data .................24
     Item 9.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure ....................42

PART  III

     Item 10.   Directors and Executive Officers of the Registrant ..........42
     Item 11.   Executive Compensation ......................................45
     Item 12.   Security Ownership of Certain Beneficial Owners
                     and Management .........................................49
     Item 13.   Certain Relationships and Related Transactions...............51


PART  IV

     Item 14.   Exhibits, Financial Statement Schedules, and
                     Reports on Form  8-K.....................................54

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. To the extent statements in this Form 10-K involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements contain risks and uncertainties which include those identified in this Form 10-K and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

                                     PART I

ITEM 1 - Business

Formation of the Company and Subsequent Transactions

Price Enterprises, Inc. ("Price Enterprises," "PEI" or "the Company"), was incorporated in July 1994 as a Delaware corporation. The Company began operations effective August 29, 1994 as a wholly owned subsidiary of Costco Companies, Inc. ("Costco"), formerly Price/Costco, Inc., with specific assets received from Costco pursuant to the Amended and Restated Agreement of Transfer and Plan of Exchange ("Exchange Agreement"). PEI became a separate publicly traded Company on December 21, 1994 upon completion of the voluntary exchange offer made by Costco to its stockholders whereby such stockholders were given the choice to either continue to own shares of Costco or exchange all or a portion of their holdings into an equal number of shares of PEI.

Prior to consummation of the exchange offer, Costco transferred to PEI substantially all of the real estate assets which historically formed the non-club real estate business segment of Costco; four existing Costco warehouses which are adjacent to certain transferred properties, and which have been leased back to Costco effective August 29, 1994; a 51% interest in Price Quest, Inc. ("PQI") and a 51% interest in Price Global Trading, Inc. ("PGT"), with Costco initially retaining the remaining 49% interests. The Company's interests in both PQI and PGT were subsequently increased to 100%. Also transferred to the Company were notes receivable from various municipalities and agencies ("City Notes") and certain other assets no longer owned by the Company.

On June 27, 1997, the Board of Directors of PEI determined that it would be in the best interest of PEI and its stockholders to separate PEI's core real estate business from its merchandising businesses. Accordingly, the PEI board approved a spin-off transaction pursuant to which PEI would continue to conduct its real estate business consisting of an initial asset base of 27 retail properties and $40 million of cash following the spin-off. PEI's merchandising businesses, real estate properties held for sale by PEI, the City Notes and certain secured notes receivable from buyers of properties formerly held by PEI (the "Other Notes") would be spun-off to PriceSmart, Inc. ("PriceSmart"), a Delaware corporation and wholly-owned subsidiary of PEI.

On August 29, 1997, PEI separated itself from PriceSmart by distributing one share of common stock of PriceSmart for every four shares of Common Stock held by PEI's stockholders of record on August 15, 1997 pursuant to a distribution agreement dated as of August 26, 1997 between PEI and PriceSmart (the "Distribution"). Since the Distribution, PEI has engaged in a combination of acquiring, developing, owning, managing and/or selling real estate assets.

The Company believes that the Distribution has resulted in PEI becoming eligible to elect Federal tax treatment as a real estate investment trust ("REIT"). In order to qualify as a REIT, PEI was required to (i) divest certain assets not related to its real estate business, such as the merchandising businesses, and
(ii) distribute an amount of taxable dividends at least equal to its current and accumulated earnings and profits, much of which represents an allocation from Costco as a result of the spin-off by Costco of PEI in December 1994. The Distribution satisfied these two requirements. By qualifying as a REIT, PEI will substantially eliminate the taxation on corporate income from the real estate business. Effective January 2, 1998, the Company was reincorporated in the State of Maryland.

Overview of the Company's Business

The Company's principal business is acquiring, developing, operating, managing and leasing real property. The Company's current portfolio is substantially comprised of commercial rental properties including shopping centers and "power centers" leased to major retail tenants such as Costco, The Sports Authority, The Home Depot, Kmart, Marshalls, PetsMart and Borders Books. Approximately 59% of annual minimum rents are derived from tenants with investment grade credit ratings.

For a description of the Company's properties and of material developments during the year regarding these investments and the Company as a whole, reference is made to "Item 2 -- Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" hereof.

The Company's business strategy is to continue to enhance the value and operating income of the Company's portfolio by, among other things, completing the development and leasing of existing properties and acquiring new investment properties. In making new real estate investments, the Company intends to continue to place emphasis on acquiring well-located income-producing commercial properties, principally occupied by credit rated tenants in the Western and Northeastern United States, with attractive yields and potential for increases in income and capital appreciation. The Company may also take advantage of particularly attractive investments in other geographic areas and product types in order to enhance stockholder value. The Company also may participate in public-private partnerships to acquire and develop or redevelop properties in major cities. In addition, the Company will from time to time consider the disposition or exchange of existing investments in order to improve its investment portfolio or increase its funds from operations. The Company's management continuously reviews the Company's properties and attempts to develop appropriate programs to renovate and modernize its properties in order to improve funds from operations and property values. The Company's investment and portfolio management objective is to maximize funds from operations and distributions to shareholders. The Company also currently owns and operates a self storage business, "Price Self Storage," with one facility open in San Diego, CA. The Company has decided to expand the self storage business on a limited basis.

The Company directly provides property management for all of its properties. Self-management enables the Company to more closely control leasing and property management. Internal property management also provides the Company opportunities for operating efficiencies by enabling it to acquire additional properties without proportionate increases in property management expenses. The Company's property management program is implemented by property management and leasing professionals located in offices in San Diego, CA, Fairfax, VA and White Plains, NY.

The results of the Company's operations depend upon the performance of its existing real estate investment portfolio, the availability of suitable opportunities for new real estate investments and the yields then available on such investments, as well as the cost of capital related to these investments. Such yields will vary with the type of investment involved, the condition of the financial and real estate markets, the nature and geographic location of the property, competition and other factors. The performance of a real estate investment company is strongly influenced by the cycles of the real estate industry. See "Factors That May Affect Future Performance - Economic Performance and Value of Centers Dependent on Many Factors."

Competition

The Company competes with a wide variety of corporate and individual real estate developers and real estate investment trusts which have investment objectives similar to those of PEI and which may have greater financial resources, larger staffs or longer operating histories than PEI.

The Company competes with other property owners to obtain tenants for its retail shopping center properties. The Company's competitive advantages are primarily based on significant customer traffic generated by its national and regional tenants, competitive lease terms and relatively high occupancy rates. The closing or relocation of any anchor tenant could have a material adverse effect on the operation of a shopping center. See "Factors That May Affect Future Performance - Competition for Acquisition of Real Estate."

Significant Tenants

The Company's seven largest tenants account for approximately 41% of total gross leasable area ("GLA") and approximately 50% of the Company's total annual minimum rent revenues. Certain information with respect to these tenants is set forth in the following table (dollars in thousands):

                                                                  Percent of          Annual             Percent of
                                Number          Area Under         GLA Under         Minimum            Total Annual
Tenant                         of Leases      Lease (sq ft)          Lease             Rent             Minimum Rent
                             --------------  -----------------  ----------------  ---------------  -----------------------
Costco                             4                612,675         16.0%            $  8,219.5            19.1%
The Sports Authority               8                341,217          8.9%               4,152.2             9.7%
The Home Depot                     2                214,173          5.6%               2,550.7             5.9%
Kmart                              1                110,054          2.9%               1,842.9             4.3%
Marshalls                          2                 87,968          2.3%               1,734.6             4.0%
PetsMart                           6                155,278          4.0%               1,583.8             3.7%
Borders Books                      2                 62,950          1.6%               1,505.0             3.5%
                             --------------  -----------------  ----------------  ---------------  -----------------------
                                  25              1,584,315         41.3%             $21,588.7            50.2%
                             ==============  =================  ================  ===============  =======================

While none of the Company's largest tenants has experienced any recent significant financial hardships of which the Company is aware, it is not uncommon for economic conditions, market surpluses of retail space and competitive pressures to negatively impact financial results of retail operators. Homeplace, Caldor, Today's Man, Levitz Furniture, Wurlitzer, Lauriat Books and Country Harvest Buffet have filed for protection under Chapter XI provisions of the Federal bankruptcy law. The Company has one lease with each of these tenants which together comprise 7.3% of the Company's gross leaseable area and approximately 8.0% of annualized minimum rents as of December 31, 1997. See "Factors That May Affect Future Performance - Risk of Bankruptcy of Major Tenants."

Environmental Matters

The Company's ownership of real properties could subject it to certain environmental liabilities. As discussed below, certain of the Company's properties have known environmental liabilities, and certain other properties are located in areas of current or former industrial activity, where environmental contamination may have occurred. In conjunction with the spin-off of the Company from Costco, the Company has agreed to indemnify Costco against and hold Costco harmless from all environmental liabilities that relate to or arise out of the real properties which were transferred to the Company by Costco in 1994.

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

In 1994, Costco engaged environmental consultants to conduct Phase I assessments (involving investigation without soil sampling or groundwater analysis) at each of the properties that Costco transferred to the Company. The Company is not aware of any environmental liability or noncompliance with applicable environmental laws or regulations, revealed by the Phase I assessments or otherwise, that would have a material adverse effect on its business, assets or results of operations. Nevertheless, there can be no assurance that the Company's knowledge is complete with regard to, or that the Phase I assessments have identified, all material environmental liabilities. Set forth below are summaries of certain environmental matters relating to certain of the Company's properties.

Azusa. The Azusa site is a 17.4 acre site located in Azusa, California. The Price Company ("Price"), a subsidiary of Costco, purchased the Azusa site in 1983 from Huffy Corporation ("Huffy"). Huffy operated a bicycle manufacturing facility on the Azusa site from 1959 until 1982. While it was operated by Huffy, the Huffy site contained a degreasing facility that allegedly released Volatile Organic Compounds ("VOCs"), into the soil. After purchasing the Azusa site, Price converted the bicycle manufacturing facility into a Price Club warehouse and tire center. In 1989, Price Club relocated to a new building on an adjacent property.

The Azusa site currently is located within the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Area 2 Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") site. The BPOU addresses a large area of groundwater contamination in the San Gabriel Valley. VOCs, including trichloroethylene and perchloroethylene, are present in the groundwater throughout a several mile long area, extending beneath the cities of Azusa, Irwindale and Baldwin Park, California. Price received a general notice of potential liability letter from the United States Environmental Protection Agency (the "EPA") for the BPOU dated August 4, 1993, and is one of approximately 110 potentially responsible parties ("PRPs"), representing 20-25 contaminated parcels, to have received such notice for the BPOU.

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

To date, Price and Huffy have spent an aggregate of approximately $250,000 in investigation and monitoring costs. Approximately $225,000 of those costs were shared equally by Price and Huffy under an informal cost sharing agreement. Under their current cost sharing agreement, however, Huffy is paying 85% of site-related costs (except for certain limited costs associated with quarterly water monitoring and monthly water level gauging).

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

Signal Hill. The Signal Hill site is a 15.0 acre site in Signal Hill, California. This site, and the adjoining properties, historically have been used for oil and gas extraction activities, and the site currently has several active and abandoned oil and gas production and injection wells. Prior to development in the early 1990s, the prior owner excavated and treated over 100,000 cubic yards of petroleum hydrocarbon contaminated soil. However, in 1992, certain areas of the site were known to be still contaminated with petroleum hydrocarbons and certain solvents in varying concentrations. The City of Signal Hill Redevelopment Agency has indemnified the prior owner for environmental expenses incurred through 1999 with respect to hazardous materials in the soil and through 2001 with respect to hazardous materials in the groundwater. This indemnity has been transferred to the Company.

New Britain. The New Britain site is a 17.8 acre site in New Britain, Connecticut. The site previously contained a dry cleaning establishment and a gas station. The site contains low levels of petroleum hydrocarbons and VOCs in the soil and groundwater. The Company is continuing to remediate the soil and groundwater at this property under the supervision of local authorities. The Company estimates that the total cost of this remediation is not expected to exceed $50,000 in the aggregate over the next three years.

PEI owned additional properties with environmental issues that were sold by PEI prior to the Distribution or that were transferred to PriceSmart in the Distribution. PriceSmart has agreed to indemnify the Company for environmental liabilities arising out of such properties.

Employees

The Company employed 32 employees as of December 31, 1997 including 15 responsible for property management, 13 employed in finance and administration and 4 employed in the self storage business. The Company provides centralized and comprehensive employee benefit programs for all eligible employees.

Seasonality

The Company's real estate operations generally are not subject to seasonal fluctuations.

Corporate Headquarters

The Company maintains its headquarters in San Diego, California adjacent to the Morena Boulevard Costco facility, and it believes that its current facilities meet its expected requirements over the next 12 months.

Factors That May Affect Future Performance

Economic  Performance  and Value of  Centers  Dependent  on Many  Factors.  Real
property investments are subject to varying degrees of risk. The economic performance and values of real estate can be affected by many factors, including changes in the national, regional and local economic climates, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, the ability of the owner to provide adequate maintenance and insurance, and increased operating costs. In recent years, there has been a proliferation of new retailers and a growing consumer preference for value-oriented shopping alternatives that have, among other factors, heightened competitive pressures. In certain areas of the country, there may also be an oversupply of retail space. As a consequence, many companies in all sectors of the retailing industry have encountered significant financial difficulties. A substantial portion of the Company's income is derived from rental revenues from retailers in community shopping centers and power centers. Accordingly, no assurance can be given that the Company's financial results will not be adversely affected by these developments in the retail industry.

Dependence on Rental Income from Real Property. Since substantially all of the Company's income is derived from rental income from real property, the Company's income and funds available for distribution would be adversely affected if a significant number of the Company's tenants were unable to meet their obligations to the Company or if the Company were unable to lease a significant amount of space in its properties on economically favorable lease terms. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that the Company will be able to re-lease space on economically advantageous terms.

Illiquidity of Real Estate Investments. Equity real estate investments are relatively illiquid and therefore tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, to the extent the properties are not subject to triple net leases, certain significant expenditures such as real estate taxes and maintenance costs are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, the Company's income and funds available for distribution would be adversely affected.

Risk of Bankruptcy of Major Tenants. The bankruptcy or insolvency of a major tenant or a number of smaller tenants may have an adverse impact on the properties affected and on the income produced by such properties. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Company, the tenant must cure all defaults under the lease and provide the Company with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Company's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments).

Reliance on Major Tenants. As of December 31, 1997, the Company's largest tenant was Costco which accounted for approximately 19.1% of the Company's total annual minimum rent revenue as of such date. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by such tenant, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant or in the event any such tenant does not renew its leases as they expire.

Control by Directors and Executive Officers. Robert E. Price, who is Chairman of the Board, and Sol Price, a significant stockholder of PEI and the father of Robert E. Price, beneficially owned as of December 31, 1997 an aggregate of approximately 11.2 million shares, or 47.1% of the outstanding PEI Common Stock. See "Item 12 Security Ownership of Certain Beneficial Owners and Management." As a result, these stockholders will effectively control the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, such ownership could discourage acquisition of Company Common Stock by potential investors, and could have an anti-takeover effect, possibly depressing the trading price of Company Common Stock.

Competition for Acquisition of Real Estate. The Company faces competition in the acquisition, operation and sale of its properties. Such competition can be expected from other businesses, individuals, fiduciary accounts and plans and other entities engaged in real estate investment. Some of the Company's competitors are larger and have greater financial resources than the Company. This competition may result in a higher cost for properties the Company wishes to purchase. The tenants leasing the Company's properties generally face significant competition from other operators. This may result in an adverse impact on that portion, if any, of the rental stream to be paid to the Company based on a tenant's revenues and may also adversely impact the tenants' results of operations or financial condition.

Environmental Risks. Under various Federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property, or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property or disposed of by it, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not the Company knew of, or was responsible for, the presence of such hazardous or toxic substances.

Taxation of the Company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 as Amended (the "Code"), commencing with the four months ended December 31, 1997. To maintain its status as a REIT for Federal income tax purposes, the Company generally is required each year to distribute to its stockholders at least 95% of its taxable income. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for such calendar year, 95% of its capital gain income for the calendar year and any amount of such taxable income that was not distributed in prior years. As long as the Company meets the requirements under the Code, for qualification as a REIT each year, the Company will be entitled to a deduction when calculating its taxable income for dividends paid to its stockholders. For the Company to qualify as a REIT, however, certain detailed technical requirements must be met (including certain income, asset and stock ownership tests) under Code provisions for which, in many cases, there are only limited judicial or administrative interpretations. Although the Company intends to operate so that it will continue to qualify as a REIT, the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the Company's circumstances preclude any assurance that the Company will so qualify in any year. For any taxable year that the Company fails to qualify as a REIT, it would not be entitled to a deduction for dividends paid to its stockholders in calculating its taxable income. Consequently, distributions to stockholders would be substantially reduced and could be eliminated because of the Company's increased tax liability. Should the Company's qualification as a REIT terminate, the Company may not be able to elect to be treated as a REIT for the subsequent five-year period, which would substantially reduce and could eliminate distributions to stockholders for the years involved.

ITEM 2 - Properties

Overview

As of December 31, 1997, the Company owned 27 real estate properties and held one property pursuant to a 22 year ground lease, which have an aggregate net book value of $353 million. Such properties encompass 378 acres of land and approximately 3.8 million square feet of gross leasable building space and were 92% leased. The five largest properties have a carrying value of $205 million, or 58% of the total portfolio, which includes 1.6 million square feet of leasable space on 110 acres that generates annual minimum rent of $23.0 million, based on leases existing as of December 31, 1997.

The Company's properties are geographically concentrated in the Northeastern states of New York (3), Virginia (2), New Jersey (2), Pennsylvania (1), Massachusetts (1), Maryland (1) and Connecticut (1) which comprise a total of 65% of the net book value of the portfolio. California

(13) accounts for 28% of the net book value, with the remaining properties located in Texas (1), Arizona (1) and Colorado (2).

On December 31, 1997, the Company acquired Stanford Ranch Crossing, a power center in Roseville, California, for $23.6 million. The Company paid $17.3 million of the purchase price on December 31, 1997 and is obligated to pay the remaining portion upon completion of construction in 1998. The 20 acre center will eventually comprise 190,000 square feet and is expected to generate minimum annual rents of $2.3 million when construction is complete.

Property Table

Amounts shown for annual minimum rents are based on executed leases as of December 31, 1997. No allowances have been made for contractually-based delays to commencement of rental payments. Due to the nature of real estate investments, actual rental income may differ from amounts shown in this schedule. The table set forth below describes the Company's portfolio of real estate properties as of December 31, 1997.

Real Estate Portfolio                       Leases in Effect as of December 31, 1997
                        -----------------------------------------------------------------------
                         Number                Gross                 Net Book      Annual                         % of
                           of      Land      Leasable     Percent     Value       Minimum                        G.L.A.  Lease
                        Tenants   Acreage   Area (sq ft)   Leased    12/31/97      Rent      Principal Tenants   (sq ft)Expires
                        --------  --------  ------------  --------- -----------  ----------- ----------------------------------
                                              (000's)               ($000's)      ($000's)
Westbury, NY                8       30.4        398.6       100%      $65,188     $ 7,223    Costco                  37%   2009
                                                                                             Kmart                   28%   2013
                                                                                             Marshalls               11%   2009
                                                                                             The Sports Authority    11%   2013
                                                                                             Borders Books            8%   2019

Pentagon City, VA          12       16.8        336.8       100%       59,598       6,490    Costco                  50%   2009
                                                                                             Marshalls               13%   2010
                                                                                             Best Buy                11%   2010
                                                                                             Linens'n Things         10%   2010
                                                                                             Borders Books           10%   2010

Wayne, NJ                   5       19.2        348.0        89%       35,338       4,173    Costco                  42%   2009
(includes 37,000 sq.                                                                         Lackland Storage        13%   2012
ft. of                                                                                       The Sports Authority    13%   2012
vacant storage space)                                                                        Nobody Beats the Wiz    11%   2002

Dallas, TX                  5       14.6        177.5       100%       22,278       2,855    Homeplace               33%   2016
                                                                                             Wickes Furniture        24%   2011
                                                                                             OfficeMax               17%   2011
                                                                                             Comp USA                17%   2011
                                                                                             Just For Feet            9%   2011

Philadelphia, PA           10       29.3        300.9        79%       22,276       2,292    The Home Depot          37%   2009
                                                                                             Babys R Us              13%   2006
                                                                                             AMC Theatres            13%   2015
                                                                                             ACME Supersaver         11%   2000

Seekonk, MA                 9       43.1        213.1        48%       17,875       1,233    The Sports Authority, Circuit City
Roseville, CA               9       20.3        170.7        90%       17,338       1,720    The Sports Authority, Linens `n Things,
                                                                                             Ross Stores
San Diego, CA               4       28.8        429.1       100%       16,298       2,224    Costco, Price Self Storage, Charlotte
                                                                                             Russe
Signal Hill, CA            13       15.0        154.8        99%       14,565       2,129    The Home Depot, PetsMart
Fountain Valley, CA        15       12.6        119.2        95%       13,094       1,661    The Sports Authority, PetsMart,
                                                                                             Souplantation

Glen Burnie, MD            11       18.7        130.6       100%        8,802       1,570    The Sports Authority, PetsMart,
                                                                                             Computer City
Northridge, CA              3        4.4         30.0       100%        7,229         828    Barnes & Noble, Fresh Choice
Azusa, CA                   4       17.4        131.3        35%        6,765         550    Costco Business Delivery
San Diego/Carmel Mtn.,      7        5.9         35.0       100%        6,336         906    Claim Jumper, McMillin Realty, Islands
   CA
Moorsetown, NJ (leased      3       18.3        172.6       100%        6,040       1,591    Caldor, The Sports Authority
   land)

Buffalo, NY                 1       16.1        115.4       100%        4,849         733    Builders Square
Sacramento/Stockton, CA     2        5.7         49.8       100%        4,673         470    PetsMart, Office Depot
Inglewood, CA               1        8.1        119.9       100%        3,994         847    HomeBase
San Juan Capistrano, CA     5        5.5         56.4       100%        3,953         577    PetsMart, Staples
New Britain, CT             1       17.8        112.4       100%        3,474         671    Wal-Mart

Tucson, AZ                  9        7.7         40.1        98%        3,270         395    PetsMart
Hampton, VA                 2        3.5         45.6       100%        2,582         445    The Sports Authority, Commerce Bank
Redwood City, CA            2        6.4         49.4       100%        2,095         392    Orchard Supply (ground lease)
Smithtown, NY               1        5.9         55.6       100%        1,957         455    Levitz Furniture
Denver/Littleton, CO        1        3.1         26.4       100%        1,555         216    PetsMart

Denver/Aurora, CO           1         .8          7.3       100%          650         146    Red Robin
Chula Vista/Rancho del      1        1.0          0.0         0%          500          75    Burger King (ground lease)
   Rey, CA
San Diego/Southeast, CA     2        1.9          8.9       100%          350         138    Navy Federal C.U., Burger King
                          ---      -----      -------      ----      --------     -------

Total...................  147      378.3      3,835.4        92%     $352,922     $43,005
                          ===      =====      =======      ====      ========     =======

Pending Real Estate Transactions

Since December 31, 1997 five leases have been consummated for approximately 144,000 square feet of leasable area. These new leases will generate $950,000 in annual minimum rents. The development costs necessary to provide appropriate facilities for these signed leases is estimated to be approximately $2.8 million. The Company is also currently in negotiations to purchase additional commercial properties as well as evaluating various properties for acquisition.

ITEM 3 - Legal Proceedings

The Company is not a party to any material legal proceedings.

ITEM 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's stockholders was held on December 16, 1997. As of the record date for the meeting, there were 23,681,025 shares outstanding.

The following Directors were elected at the meeting:

                                      Votes For                 Votes Withheld
                                      ---------                 --------------
        James F. Cahill              21,715,236                     31,739
        Anne L. Evans                21,714,070                     32,905
        Murray L. Galinson           21,716,636                     30,339
        Jack McGrory                 21,710,036                     36,939
        Paul A. Peterson             21,715,986                     30,989
        Robert E. Price              21,712,632                     34,343


A proposal for reincorporation of the Company as a Maryland corporation, pursuant to a merger of the Company into a newly formed wholly-owned Maryland subsidiary and the conversion of each outstanding share of Common Stock of the Company into one share of Common Stock of the surviving corporation (the "Reincorporation") was approved as follows:

                                    Votes For   Votes Against   Votes Abstaining
                                    ---------   -------------   ----------------
Reincorporation of the Company
in Maryland                        17,562,230      131,628           168,190

                                     PART II

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters

Stock Prices

The Company's Common Stock trades on The Nasdaq Stock MarketSM under the symbol "PREN." The table set forth below provides the high and low sales prices of the Common Stock for the period indicated, as reported by The Nasdaq Stock MarketSM:

                                                      High             Low
                                                  -------------    -------------

        Calendar Year --- 1995
             First Quarter                            13 3/4          10 1/2
             Second Quarter                           14              11 1/2
             Third Quarter                            16              13 1/2
             Fourth Quarter                           16              14 1/4

        Calendar Year --- 1996
             First Quarter                            16 1/8           15
             Second Quarter                           16 1/2           15 1/4
             Third Quarter                            16 1/2           14 3/4
             Fourth Quarter                           17 5/8           16

        Calendar Year --- 1997
             First Quarter                            19               16 3/4
             Second Quarter                           19 5/8           17 3/8
             Third Quarter                            23               17 5/8
             Fourth Quarter                           19 3/8           17 1/8

        Calendar Year --- 1998
             First Quarter (through 3/17/98)          20 1/8           18

On March 17, 1998, the last reported sales price per share of the Common Stock was $19.00, and the Company had approximately 670 stockholders of record.

On August 29, 1997 the Company completed its spin-off distribution of one share of Common Stock of PriceSmart for every four shares of the Company's Common Stock held of record as of August 15, 1997. PriceSmart began separate trading on The Nasdaq Stock MarketSM on September 2, 1997.

Dividends

For the transition period ended December 31, 1997, the Company's Board of Directors declared one dividend of $0.35 per share for a total of $8.3 million. During the year ended August 31, 1997, the Company's Board of Directors declared four quarterly dividends of $0.30 per share for a total of $1.20 per share, or $28.0 million. No dividends were declared or paid during the year ended August 31, 1996. During the year ended August 31, 1995, a $1.7 million cash dividend of $0.075 per share was paid in August 1995 to offset certain adverse tax consequences which otherwise would have occurred.

PEI, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to
(A) the sum of (i) 95% of PEI's "REIT taxable income" (computed without regard to the dividends paid deduction and PEI's net capital gain) and (ii) 95% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of noncash income. In addition, if PEI disposes of any asset during the 10-year period beginning on the first day of the first taxable year for which PEI qualified as a REIT, PEI will be required, pursuant to Treasury Regulations which have not yet been promulgated, to pay a corporate level tax equal to the highest corporate tax rate multiplied by the lesser of the built-in gain at the time PEI elected REIT status, or the actual taxable gain recognized on the disposition of the asset. In addition, PEI will be required to distribute at least 95% of the gain (after tax), recognized on the disposition of the asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before PEI timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that PEI does not distribute all of its net capital gain or distributes at least 95%, but less than 100%, of its "REIT taxable income," as adjusted, it will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. Stockholders may be required to include amounts designated by PEI as distributed capital gains. In such case, stockholders will be treated as having paid the capital gains tax imposed on the real estate investment designated amounts and will be allowed a corresponding stock basis adjustment and a credit or refund for the tax deemed paid. Furthermore, if PEI should fail to distribute, during each calendar year, at least the sum of (i) 85% of its real estate investment trust ordinary income for such year, (ii) 95% of its real estate investment trust capital gain income for such year, and (iii) any undistributed taxable income from prior periods, PEI would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. PEI intends to make timely distributions sufficient to satisfy these annual distribution requirements.

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

ITEM 6 - Selected Financial Data

The following selected data should be read in conjunction with the Company's financial statements elsewhere in this Form 10-K and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." (amounts in thousands, except per share data)

                                       Four Months Ended
                                          December 31                                Year Ended August 31
                                    -------------------------  -----------------------------------------------------------------
                                        1997        1996          1997         1996         1995         1994          1993
                                    -----------  ------------  -----------  -----------  ------------ ------------  ------------
                                                  (unaudited)
Selected Income Statement Data
     Rental revenues                   $18,170      $18,941      $56,838       $56,221      $51,897      $30,316       $25,793
     Operating income (loss)             9,045        8,178       22,422         5,829       16,635      (74,711)       28,874
     Net income (loss) from
          continuing operations         17,508        7,590       19,085         8,340       13,297      (40,596)       20,987
     Discontinued operations               --        (3,235)      (4,860)       (8,250)     (12,751)         (883)        (436)
     Net income (loss) per share
          from continuing                  .74          .33          .82           .36         .53         (1.50)          .78
operations
     Cash dividends per share              .35          .30         1.20           --          .08           --            --

                                                 As of
                                              December 31                              As of August 31
                                           ------------------  -----------------------------------------------------------------
                                                 1997             1997         1996         1995          1994         1993
                                           ------------------  -----------  -----------  ------------  -----------  ------------
Selected Balance Sheet Data
     Real estate assets, net                      $353,056     $337,139     $337,098       $330,443    $405,966     $356,720
     Total assets                                  408,478       403,757      540,325       555,994      591,511      470,950
     Long-term debt                                  --             --           --          15,425        --            --
     Stockholders' equity and
          investment by Costco                     406,624       396,476       532,899      532,085      578,788       454,357
     Book value per share                            17.13          16.78       22.88        22.90         21.44         16.83


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the results of operations for the four months ended December 31, 1997 and 1996 and each of the three years ended
August 31, 1997, and it should be read in conjunction with the financial statements and the accompanying notes included in "Item 8 - Financial Statements and Supplementary Data." The analysis below reflects the Distribution of PriceSmart and the presentation of the merchandising segment as discontinued operations for all years presented. See Note 1 of notes to financial statements. In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands.

Rental Operations

                                               Rental      Percent    Operating                Percent
                                              Revenues     Change       Income      Change      Change
                                             -----------  ----------  -----------  ----------  ---------
1997 - Four months ended December 31           $18,170        4%       $ 9,045     $   867       11%
1996 - Four months ended December 31            18,941       --          8,178          --       --
              (unaudited)

1997 - Year ended August 31                     56,838        1%        24,422       1,593        7%
1996 - Year ended August 31                     56,221        8%        22,829       1,194        6%
1995 - Year ended August 31                     51,897       --         21,635          --       --

For purposes of this discussion, operating income is defined as rental revenues, including common area expense reimbursements, less expenses, including expenses associated with unimproved land and certain developed properties with vacant space. Operating income excludes provision for asset impairments, which is discussed separately.

The decrease in revenue for the four months ended December 31, 1997, was primarily due to $1.6 million of revenue included in the four months ended December 31, 1996 which was generated by properties sold prior to August 31, 1997 or transferred to PriceSmart in the Distribution. Revenues generated by the current portfolio of properties in place during both periods increased $0.8 million or 4.7% compared to the prior year.

The $0.6 million increase in revenue for the year ended August 31, 1997 compared to the year ended August 31, 1996 was due primarily to increased lease-up of the Dallas, TX property which began leasing activity during the fourth quarter of the year ended August 31, 1996. Other factors include additional lease-up at properties located in Bakersfield, CA and Philadelphia, PA. These increases were offset by loss of revenue from the Seekonk, MA property as a result of the bankruptcy of the anchor tenant, Bradlees during the past year as well as the write-off of related receivables associated with Bradlees. There also was a loss of revenue due to the sale of the Richmond, CA location in the latter part of the year ended August 31, 1996.

The increase in revenue for the year ended August 31, 1996 compared to the year ended August 31, 1995 was due primarily to increased lease-up of the Pentagon City, VA property, which was not fully leased until mid-year of the year ended August 31, 1995. Other factors include additional lease-up of the Philadelphia, PA property as well as the Dallas, TX property which was under development during the year ended August 31, 1995 and began leasing activity during the fourth quarter of the year ended August 31, 1996. These increases were partially offset by a decline in revenues from the Phoenix, AZ property, which was sold in March 1995.

General and Administrative Expenses
                                                                         Percent
                                              Amount        Change        Change
                                             -------       -------       -------
1997 - Four months ended December 31         $1,046        $ (592)         -36%
1996 - Four months ended December 31          1,638           ---          ---
             (unaudited)

1997 - Year ended August 31                   5,569           219            4%
1996 - Year ended August 31                   5,350         1,759           49%
1995 - Year ended August 31                   3,591           ---          ---


The decrease in expenses for the four months ended December 31, 1997 compared to the four months ended December 31, 1996 was primarily due to a reduction in executive management and related payroll and benefits.

The increase in expenses for the year ended August 31, 1997 compared to the year ended August 31, 1996 was due primarily to expenses of $1.1 million related to the Distribution of PriceSmart, consisting of insurance, legal and accounting fees. Additional increases are attributed to severance expense for executive officers that left the Company during the year for which no comparable expense was recorded in the prior year. The increase was partially offset by a decrease in expense, compared to the prior year, of $1.25 million related to the settlement of a litigation matter.

The increase in expenses for the year ended August 31, 1996 compared to the year ended August 31, 1995 was due primarily to the establishment of a reserve of $1.25 million for a potential settlement payment pursuant to a tentative agreement regarding a litigation matter. Insurance and legal expenses also increased.

Provision for Asset Impairments

For the current portfolio of investment properties, no such indicators of impairment were present in the four months ended December 31, 1997 and 1996.

In the years ended August 31, 1997, 1996 and 1995, noncash charges of $2.0 million, $17.0 million and $5.0 million, respectively, were taken to write-down the carrying value of real properties which were being held for sale and which were expected to generate net sales proceeds below their then current book values.

Interest Income (net)
                                                                         Percent
                                              Amount        Change        Change
                                             -------       -------       -------
1997 - Four months ended December 31         $   833       $(1,782)        -68%
1996 - Four months ended December 31           2,615            --          --
             (unaudited)

1997 - Year ended August 31                    8,033           591           8%
1996 - Year ended August 31                    7,442         1,358          22%
1995 - Year ended August 31                    6,084            --          --

The decrease in net interest income for the four months ended December 31, 1997 compared to the four months ended December 31, 1996 was due to repayment of a $41.2 million note receivable and transfer of certain other notes receivable to PriceSmart in the Distribution.

The increase in net interest income for the year ended August 31, 1997 compared to the year ended August 31, 1996 was due primarily to higher interest income on invested cash balances as well as a reduction in interest expense related to a $15.4 million note payable to Costco that was repaid during the fourth quarter of the year ended August 31, 1996. This net improvement was somewhat offset by reductions in interest income from notes receivable repaid during the third quarter and a reduction in capitalized interest due to less construction activity in the year ended August 31, 1997.

The increase in net interest income for the year ended August 31, 1996 compared to the year ended August 31, 1995 was due primarily to increased income from various notes receivable, increased earnings on cash balances as well as reduced interest expense on borrowings, including a note payable to Costco, which was repaid during the fourth quarter of the year ended August 31, 1996.

Gain (Loss) on Sale of Real Estate
                                                                         Percent
                                              Amount        Change        Change
                                             -------       -------       -------
1997 - Four months ended December 31          $   --       $(1,349)       -100%
1996 - Four months ended December 31           1,349            --
             (unaudited)

1997 - Year ended August 31                    1,111           247          29%
1996 - Year ended August 31                      864         1,045         577%
1995 - Year ended August 31                     (181)           --          --

There were no property sales in the four months ended December 31, 1997. During the same period of the prior year, the gain recognized related to the sale of properties in Schaumburg, IL, Colton, CA, and Concord, CA.

The gain on sale of properties for the year ended August 31, 1997 related to the sale of properties in Schaumburg, IL, Gaithersburg, MD, Colton, CA, and Concord, CA. These gains were somewhat offset by losses on the sale of properties in Houston, TX and Washington Metro, MD.

The gain on sale of properties for the year ended August 31, 1996 related primarily to the sale of properties in Denver/Littleton, CO, Sacramento/No. Highlands, CA, San Diego, CA (Convoy Ct.), and San Jose, CA. These and other gains were somewhat offset by a loss on the sale of property in West Palm Beach, FL.

Gain on Sale of Investment

The gain on sale of investment of $722,000 recorded during the four months ended December 31, 1996 related to the sale of the Company's preferred stock investment in a privately held specialty retailer. The gain on sale of investment of $782,000 recorded during the year ended August 31, 1997 included the gain mentioned above as well as a gain on the sale of the Company's options to purchase stock in a privately held automobile broker.

Provision (Benefit) for Income Taxes

                                                                         Percent     Effective
                                              Amount        Change        Change     Tax Rate
                                             -------        ------       -------     ---------
1997 - Four months ended December 31         $(7,630)      $(12,904)        -245%       n/a
1996 - Four months ended December 31           5,274             --           --        41%
             (unaudited)

1997 - Year ended August 31                   13,263          7,468         129%        41%
1996 - Year ended August 31                    5,795         (3,446)        -37%        41%
1995 - Year ended August 31                    9,241             --          --         41%

Because the Company has been operating as a REIT since September 1, 1997, there is no income tax expense for the transition period ended December 31, 1997. The income tax benefit for this period is a result of the Company's previously deferred tax liability being eliminated because of the Company's conversion to a REIT as well as accrued income tax refunds that are a result of Federal tax net operating loss carrybacks.

Discontinued Operations

                                                                         Percent
                                              Amount        Change        Change
                                             -------       -------       -------
1997 - Four months ended December 31       $     --         $3,235         100%
1996 - Four months ended December 31         (3,235)            --          --
             (unaudited)

1997 - Year ended August 31                  (4,860)         3,390          41%
1996 - Year ended August 31                  (8,250)         4,501          35%
1995 - Year ended August 31                 (12,751)            --          --

Due to the Distribution of PriceSmart at August 29, 1997, there were no discontinued operations during the four months ended December 31, 1997.

The decrease in the net loss from operations of the discontinued merchandising segment for the year ended August, 31 1997 compared to the year ended August 31, 1996, was primarily a result of decreased expenses upon the expiration of certain contractual obligations to pay Costco $4.5 million per year for marketing-related activities, as well as increases in sales and gross margin due to the opening of the Panama City location in October 1996 and increases in sales of U.S.-sourced products to licensees. The discontinued merchandising segment was transferred to PriceSmart in the Distribution.

The decrease in the net loss from operations of the discontinued merchandising segment during the year ended August 31, 1996 compared to the year ended August 31, 1995 was primarily a result of cost savings realized by discontinuing display samples and in-store staffing at Costco locations related to the electronic shopping program, and a reduction of central office staffing. In addition, other revenues increased primarily as a result of royalties from the newly established licensee operations as well as certain fees for license arrangements.

Adjusted Funds From Operations

                                             Four Months Ended
                                                December 31              Year Ended August 31
                                           --------------------    --------------------------------
                                             1997        1996        1997        1996        1995
                                           --------    --------    --------    --------    --------
                                                      (unaudited)  ($000's)
Income before provision for income taxes   $  9,878    $ 12,864    $ 32,348    $ 14,135    $ 22,538
Depreciation and amortization                 3,326       3,299       9,860      10,071      10,245
Provision for asset impairments                --          --         2,000      17,000       5,000
(Gain) loss on sale of real estate, net        --        (1,349)     (1,111)       (864)        181
(Gain) loss on sale of investment              --          (722)       (782)       --          --
                                           --------    --------    --------    --------    --------
         Funds from operations               13,204      14,092      42,315      40,342      37,964
Straight-line rents                            (829)     (1,024)     (2,499)     (3,150)     (3,332)
                                           --------    --------    --------    --------    --------
         Adjusted funds from operations    $ 12,375    $ 13,068    $ 39,816    $ 37,192    $ 34,632
                                           ========    ========    ========    ========    ========

Weighted average shares outstanding          23,675      23,298      23,354      23,262      24,864

Real estate industry analysts generally consider funds from operations ("FFO") to be a supplemental measure of performance for real estate-oriented companies. In general, FFO adjusts net income for noncash charges such as depreciation, amortization and most non-recurring gains and losses. As defined by the National Association for Real Estate Investment Trusts ("NAREIT"), FFO is net income determined in accordance with generally accepted accounting principles ("GAAP"), excluding depreciation and amortization expense, and gains (losses) from sales of property. The Company has historically excluded provisions for asset impairment and gains (losses) from sale of investment in determining FFO. In addition, due to the significance of straight-line rent accruals, which represent noncash revenues associated with fixed future minimum rent increases, the Company has adjusted the NAREIT definition to eliminate straight-line rents when computing its adjusted FFO.

FFO and adjusted FFO do not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

The following table illustrates the changes in adjusted FFO for the four months ended December 31, 1997 and 1996.
                                        Four Months Ended
                                           December 31
                                       --------------------              Percent
                                         1997        1996       Change   Change
                                       --------    --------    --------  ------

Existing portfolio NOI                 $ 12,588    $ 11,774    $    814      7%
NOI from properties transferred to
     PriceSmart or sold                    --           317        (317)  -100%
General and administrative expenses      (1,046)     (1,638)        592     36%
Interest income                             833       2,615      (1,782)   -68%
                                       --------    --------    --------   -----
     Adjusted funds from operations    $ 12,375    $ 13,068    $   (693)    -5%
                                       ========    ========    ========   =====

Net operating income ("NOI") is defined as rental revenues excluding straight-line rent accruals, less operating expenses before depreciation.
Although NOI from the current portfolio of properties increased by 7%, the Company experienced a decrease in adjusted FFO for the four months ended December 31, 1997 compared to the four months ended December 31, 1996. This decrease was primarily a result of a reduction in net interest income due to the repayment of a $41.2 million note receivable and the transfer of certain other notes receivable to PriceSmart in the Distribution. The decrease in adjusted FFO was partially offset by a reduction in general and administrative expenses, primarily due to the reduction in executive management and related payroll and benefits. A further reduction to adjusted FFO compared to the prior year was the loss of NOI from properties transferred to PriceSmart in the Distribution or sold prior to August 31, 1997.

For the years ended August 31, 1997 and 1996, the growth in adjusted FFO reflects many of the factors mentioned in the rental revenue and operating income discussion under "Rental Operations" in this Item 7.

Liquidity and Capital Resources

As of December 31, 1997 the Company had $27 million in cash. While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through net cash provided by operations. To the extent that investment opportunities exceed available cash flow from operations, the Company believes that its unleveraged balance sheet will enable it to raise additional capital through bank credit facilities and/or securitized debt offerings. The Company also may choose to seek additional funds through future public offerings of debt or equity securities.

Consistent with historical trends, operating income from real estate activities increases as properties are developed and declines as properties are sold. The Company's liquidity is primarily affected by the timing and magnitude of rental property acquisition, development and disposition. In addition, the Company's liquidity may be affected by the anticipated payment of quarterly cash dividends to stockholders in the future. See "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters."

On December 31, 1997,  the Company  acquired  Stanford Ranch  Crossing,  a power center in Roseville, California, for $23.6 million. The Company paid $17.3 million of the purchase price on December 31, 1997 and is obligated to pay the remaining portion upon completion of construction in 1998. Through calendar 1998, the Company anticipates investing approximately $8.0 million in commercial real estate development on owned property (a portion of which represents commitments under executed construction contracts) and approximately $100 million - $150 million for real estate acquisitions and development opportunities. Actual capital expenditures may vary from estimated amounts depending on business conditions and other risks and uncertainties to which the Company and its business are subject.

The Company is also currently in negotiations to purchase additional commercial properties as well as evaluating various properties for acquisition. It is anticipated that any completed acquisitions will be funded by a portion of the Company's existing cash balances with the remainder, if needed, provided by proceeds from an advance under an unsecured revolving credit facility the Company is currently negotiating with a major institution.

Year 2000

The Company is in the process of upgrading its existing computer software and information technology and recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The project cost is approximately $220,000 and is expected to be completed not later than December 31, 1998, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

Inflation

Because a substantial number of the Company's leases contain provisions for rent increases based on changes in various consumer price indices, based on fixed rate increases, or based on percentage rent if tenant sales exceed certain base amounts, inflation is not expected to have a material impact on future net income or cash flow from developed and operating properties. In addition, substantially all leases are "triple net," whereby specific operating expenses and property taxes are passed through to the tenant. For undeveloped or under-developed properties, inflation could increase the Company's cost of carrying and developing the properties; however, inflation would likely increase the future sales value of the properties.

ITEM 7A. - Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

                             PRICE ENTERPRISES, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                                                December 31          August 31
                                                                 ---------    ----------------------
                                                                    1997         1997         1996
                                                                 ---------    ---------    ---------
Real estate assets
   Land and land improvements                                    $ 193,881    $ 184,702    $ 179,639
   Building and improvements                                       204,184      195,208      189,125
   Fixtures and equipment                                              242          203          733
   Construction in progress                                            946          235          328
                                                                 ---------    ---------    ---------
                                                                   399,253      380,348      369,825
   Less accumulated depreciation                                   (46,197)     (43,209)     (32,727)
                                                                 ---------    ---------    ---------
                                                                   353,056      337,139      337,098
   Cash and cash equivalents                                        27,003       40,000       15,458
   Accounts receivable                                               2,360        1,374        3,653
   Income tax receivable                                             8,117        8,076         --
   Deferred rents                                                   12,400       11,810        9,458
   Leasing costs, net                                                4,774        5,099        5,516
   Prepaid expenses and other assets                                   768          259        5,912
   Property held for sale, net                                        --           --         28,337
   Atlas note receivable                                              --           --         41,711
   Deferred income taxes                                              --           --          5,389
   Net assets of discontinued segment
        and assets transferred to PriceSmart                          --           --         87,793
                                                                 ---------    ---------    ---------
Total assets                                                     $ 408,478    $ 403,757    $ 540,325
                                                                 =========    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts payable and other liabilities                        $   1,854    $     621    $   7,426
   Deferred income taxes                                              --          6,660         --
                                                                 ---------    ---------    ---------
           Total liabilities                                         1,854        7,281        7,426

Commitments

Stockholders' equity
   Common stock, $.0001 par value,
      60,000,000 shares authorized, 23,730,951, 23,632,937 and
      23,290,057 shares issued and outstanding                           2            2            2
   Additional paid-in capital                                      412,321      411,393      534,004
   Accumulated deficit                                              (5,699)     (14,919)      (1,107)
                                                                 ---------    ---------    ---------
          Total stockholders' equity                               406,624      396,476      532,899
                                                                 ---------    ---------    ---------
Total liabilities and stockholders' equity                       $ 408,478    $ 403,757    $ 540,325
                                                                 =========    =========    =========

See accompanying notes.

                             PRICE ENTERPRISES, INC.
                              STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                 Four Months
                                              Ended December 31           Year Ended August 31
                                             --------------------    --------------------------------
                                               1997        1996        1997        1996        1995
                                             --------    --------    --------    --------    --------
                                                                       (unaudited)
Rental revenues                              $ 18,170    $ 18,941    $ 56,838    $ 56,221    $ 51,897

Expenses
   Operating and maintenance                    2,392       3,037       9,105       9,591       7,890
   Property taxes                               2,361       2,789       7,882       8,380       8,536
   Depreciation and amortization                3,326       3,299       9,860      10,071      10,245
   General and administrative                   1,046       1,638       5,569       5,350       3,591
   Provision for asset impairments               --          --         2,000      17,000       5,000
                                             --------    --------    --------    --------    --------
         Total expenses                         9,125      10,763      34,416      50,392      35,262
                                             --------    --------    --------    --------    --------

Operating income                                9,045       8,178      22,422       5,829      16,635

Interest and other
   Interest income, net                           833       2,615       8,033       7,442       6,084
   Gain (loss) on sale of real estate, net       --         1,349       1,111         864        (181)
   Gain on sale of investment                    --           722         782        --          --
                                             --------    --------    --------    --------    --------
         Total interest and other                 833       4,686       9,926       8,306       5,903
                                             --------    --------    --------    --------    --------

Income before provision (benefit)
   for income taxes                             9,878      12,864      32,348      14,135      22,538

Provision (benefit) for income taxes           (7,630)      5,274      13,263       5,795       9,241
                                             --------    --------    --------    --------    --------

Net income from continuing operations          17,508       7,590      19,085       8,340      13,297

Discontinued operations (Note 2):
   Net loss from operations of
   discontinued  merchandising
   segment (less applicable benefit
   for income taxes of $2,248,
   $3,379, $4,531 and $4,052
   respectively)                                 --        (3,235)     (4,860)     (8,250)    (12,751)
                                             --------    --------    --------    --------    --------

Net income                                   $ 17,508    $  4,355    $ 14,225    $     90    $    546
                                             ========    ========    ========    ========    ========

Net income per share from continuing
   operations                                $    .74    $    .33    $    .82    $    .36    $    .53
                                             ========    ========    ========    ========    ========

Net income per share                         $    .74    $    .19    $    .61    $    .00    $    .02
                                             ========    ========    ========    ========    ========

Net income per share from continuing
   operations - assuming dilution            $    .73    $    .32    $    .82    $    .36    $    .52
                                             ========    ========    ========    ========    ========

Net income per share - assuming dilution     $    .73    $    .18    $    .61    $    .00    $    .02
                                             ========    ========    ========    ========    ========

See accompanying notes.

                             PRICE ENTERPRISES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                      (in thousands, except per share data)

                                                                                            Accumulated
                                                                               Additional    Foreign
                                                        Common Stock             Paid-In     Currency      Accumulated
                                                     Shares         Amount       Capital    Translation       Deficit       Total
                                                    ---------     ---------    ----------   -----------    -----------    ---------
Investment by Costco at
     August 31, 1994                                   27,000     $       3     $ 580,468     $  (1,683)    $    --       $ 578,788

     Net income                                          --            --            --            --             546           546
     Adjustment to investment by
         Costco                                          --            --          (1,389)         --            --          (1,389)
     Stock options exercised including
         income tax benefits                               10          --             126          --            --             126
     Shares repurchased                                (3,776)           (1)      (45,925)         --            --         (45,926)
     Foreign currency translation
         adjustment                                      --            --            --           1,683          --           1,683
     Cash dividend, $.075 per share                      --            --            --            --          (1,743)       (1,743)
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Balance at August 31, 1995                             23,234             2       533,280          --          (1,197)      532,085

     Net income                                          --            --            --            --              90            90
     Stock options exercised including
          income tax benefits                              56          --             724          --            --             724
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Balance at August 31, 1996                             23,290             2       534,004          --          (1,107)      532,899

    Net income                                           --            --            --            --          14,225        14,225
    Stock options exercised including
            income tax benefits                           343          --           5,429          --            --           5,429
    Cash dividends, $1.20 per share                      --            --            --            --         (28,037)      (28,037)
    Special dividend - Distribution
           of PriceSmart                                 --            --        (128,040)         --            --        (128,040)
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Balance at August 31, 1997                             23,633             2       411,393          --         (14,919)      396,476

    Net income                                           --            --            --            --          17,508        17,508
    Stock options exercised                                98          --             928          --            --             928
    Cash dividend, $.35 per share                        --            --            --            --          (8,288)       (8,288)
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Balance at December 31, 1997                           23,731     $       2     $ 412,321     $    --       $  (5,699)    $ 406,624
                                                    =========     =========     =========     =========     =========     =========


See accompanying notes.

                             PRICE ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Four Months
                                                                            Ended December 31            Year Ended August 31
                                                                           --------------------    --------------------------------
                                                                             1997        1996        1997        1996        1995
                                                                           --------    --------    --------    --------    --------
                                                                                      (unaudited)
Operating activities
Net income                                                                 $ 17,508    $  4,355    $ 14,225    $     90    $    546
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             3,326       3,299       9,860      10,071      10,245
    Deferred rents                                                             (590)     (1,024)     (2,406)     (3,150)     (3,527)
    Deferred income taxes                                                    (6,660)      4,267      15,894       3,676      (2,466)
    (Gain) loss on sale of real estate, net                                    --        (1,349)     (1,111)       (864)      1,430
    Provision for asset impairments                                            --          --         2,000      17,000       5,000
    Changes in operating assets and liabilities:
      Accounts receivable and other assets                                   (1,536)     (1,081)     (5,060)     (6,613)     (5,057)
      Accounts payable and other liabilities                                    491         (44)       (302)       (698)      3,396
      Leasing costs                                                             (12)        (47)       (139)     (1,374)       (541)
      Unearned rent and security deposits                                       742        (641)       (821)        642       1,176
      Net assets of discontinued segment                                       --         3,112       4,495       3,832      (4,463)
                                                                           --------    --------    --------    --------    --------
  Net cash flows provided by operating activities                            13,269      10,847      36,635      22,612       5,739

Investing activities
      Additions to real estate assets                                       (18,906)       (919)     (2,720)    (17,105)    (18,861)
      Proceeds from sale of real estate assets                                 --        13,234      29,279      26,059      12,836
      Additions to notes receivable                                            --          --          (200)     (1,149)     (2,949)
      Payments of notes receivable                                             --         4,450      50,526       3,105       4,947
      Net investing activities of discontinued segment                         --          (677)     (7,987)     (2,362)     (5,793)
                                                                           --------    --------    --------    --------    --------
  Net cash flows (used in) provided by investing activities                 (18,906)     16,088      68,898       8,548      (9,820)

Financing activities
      Dividends paid                                                         (8,288)     (6,988)    (28,037)       --        (1,743)
      Proceeds from exercise of stock options including tax
         benefits                                                               928         426       5,429         724         126
      Cash transferred to PriceSmart                                           --          --       (58,383)       --          --
      Repayments of Costco note payable and line of credit                     --          --          --       (16,426)    (13,236)
      Costco line of credit advances                                           --          --          --          --         6,439
      Decrease in equity resulting from
         cash not transferred in Costco spin-off                               --          --          --          --        (1,644)
      Net financing activities of discontinued segment                         --          --          --          --        12,495
                                                                           --------    --------    --------    --------    --------
  Net cash flows (used in) provided by financing activities                  (7,360)     (6,562)    (80,991)    (15,702)      2,437
                                                                           --------    --------    --------    --------    --------

         Net (decrease) increase in cash                                    (12,997)     20,373      24,542      15,458      (1,644)

Cash and cash equivalents at beginning of period                             40,000      15,458      15,458           0       1,644
                                                                           --------    --------    --------    --------    --------

Cash and cash equivalents at end of period                                 $ 27,003    $ 35,831    $ 40,000    $ 15,458    $      0
                                                                           ========    ========    ========    ========    ========

Supplemental disclosure:
Cash paid for interest                                                     $   --      $    150    $    150    $  2,911    $  8,140
Net (refunds received) cash paid for income taxes                            (1,061)     (2,723)       (717)        829       1,261

Treasury stock acquired for note payable                                       --          --          --          --        45,925


See accompanying notes

                             PRICE ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Significant Accounting Policies

Formation of the Company

Price Enterprises, Inc. ("PEI" or "the Company"), was formed in July 1994 as a Delaware corporation. The Company began operations effective August 29, 1994 as a wholly owned subsidiary of Costco Companies, Inc. ("Costco") with specific assets received from Costco pursuant to the Amended and Restated Agreement of Transfer and Plan of Exchange ("Exchange Agreement"). Transferred to PEI were substantially all of the real estate assets which historically formed the non-club real estate business of Costco; four existing Costco warehouses which are adjacent to certain transferred properties; certain domestic and international retail operations; notes receivable from various municipalities and agencies ("City Notes") and certain other notes receivable. PEI became a separate publicly traded Company on December 21, 1994 upon completion of the voluntary exchange offer made by Costco to its stockholders whereby such stockholders were given the choice to either continue to own shares of Costco or exchange all or a portion of their holdings into an equal number of shares of PEI.

On August 1, 1997, the Board of Directors of PEI approved a plan for the distribution (the "Distribution") to holders of PEI's Common Stock of 100% of the outstanding shares of Common Stock of PriceSmart, Inc. ("PriceSmart"), a wholly-owned subsidiary of PEI. Prior to the Distribution, the following assets were transferred to PriceSmart from PEI: all businesses which historically formed the merchandising business segment of PEI, the international merchandising activities, the Costco auto referral program and the Costco travel program; certain real estate properties held for sale which, as of August 29, 1997, had not yet been sold; the City Notes and certain secured notes receivable from buyers of properties formerly owned by PEI; cash and cash equivalents held by PEI as of August 29, 1997, less $40 million kept by PEI for use in its real estate business; and all other assets and liabilities not specifically associated with PEI's portfolio of 27 investment properties, except for current corporate income tax assets and liabilities. On August 29, 1997, PEI distributed to its stockholders one share of PriceSmart common stock for every four shares of PEI common stock held by PEI's stockholders of record on August 15, 1997. The distribution was recorded as a special noncash dividend by PEI based on historical cost for all assets and liabilities transferred to PriceSmart, and the operations of the merchandising segment have been reported as discontinued operations. See Note 2.

Following the Distribution, PEI retained its core real estate portfolio of 27 investment properties and all related assets and liabilities as well as income tax assets and liabilities, $40 million in cash, and assets and liabilities related to the self storage business. PEI intends to qualify for Federal tax treatment as a real estate investment trust ("REIT"). Effective January 2, 1998, the Company was reincorporated in the State of Maryland.

The principal business of the Company is to acquire, develop, operate, manage and lease real property. The Company's current portfolio is substantially comprised of commercial rental properties which are leased to major retail tenants.

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Year

Effective September 1, 1997, the Company changed its fiscal year end from August 31 to December 31 as required by the Internal Revenue Service for REITs. The four-month transition period bridges the gap between the Company's old and new fiscal year ends. Prior to the Distribution, with respect to the real estate business, each fiscal quarter includes three calendar months of operating results; however, the discontinued merchandising segment's fiscal quarters are as follows: first quarter - 16 weeks, second quarter - 12 weeks, third quarter - 12 weeks, fourth quarter - 12 or 13 weeks, depending upon whether the fiscal year has 52 or 53 weeks.

Real Estate Assets and Depreciation

Real estate assets are recorded at Costco's and PEI's historical costs, as adjusted for recognition of impairment losses. Historical costs for real estate and related assets were reduced by $2.0 million, $17.0 million and $5.0 million during the years ended August 31, 1997, 1996 and 1995, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation of real estate assets is computed on a straight-line basis over their estimated useful lives, as follows:

     Land improvements                          25 years
     Building and improvements                  10-25 years
     Tenant improvements                        Term of lease or 10 years
     Fixtures and equipment                     3-5 years

Interest incurred during the construction period is capitalized and depreciated over the lives of the related assets. No interest was incurred or capitalized during the four months ended December 31, 1997. Total interest incurred was $165,000, $187,000, $881,000 and $1,261,000 for the four months ended December
31, 1996 and for the years ended August 31, 1997, 1996 and 1995, respectively; and $7,000, $7,000, $361,000 and $556,000 of such interest, respectively, was capitalized and is included in the property accounts.

Rental Revenue Recognition

Rental revenues include: (1) minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases; (2) additional rentals, based on common area maintenance , ("CAM") expenses and certain other expenses, which are accrued in the period in which the related expense is incurred; and (3) percentage rents which are accrued on the basis of reported tenant sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

Deferred Leasing Costs

Costs incurred in connection with leasing space to tenants are deferred and amortized using the straight-line method over the lives of the related leases.

Asset Impairments

In conjunction with the Distribution of PriceSmart at August 29, 1997, properties held for sale and their related provisions for asset impairment as well as various notes receivable were transferred to PriceSmart.

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

The Company regularly evaluates the estimated fair value of its assets and records appropriate provisions for asset impairments. In the year ended August 31, 1994, the Company changed its accounting estimates for impairment losses to adopt a risk-adjusted discounted cash flow approach to estimating asset fair values. The various notes receivable are evaluated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

Beginning with the year ended August 31, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations, or "investment properties," when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of, or "properties held for sale," and requires that such assets be carried at the lower of cost or estimated fair value less costs to sell. For properties held for sale, noncash impairment charges of $2.0 million, $17.0 million and $5.0 million were recorded in the years ended August 31, 1997, 1996 and 1995, respectively. These charges were recorded to write-down the carrying value of real properties which were being held for sale or redevelopment, and which were expected to generate net sales proceeds below their book values.

For the current portfolio of investment properties, no such indicators of impairment were present in the transition periods ended December 31, 1997 and 1996.

Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments, as well as the methods and significant assumptions used to estimate fair values. The Company believes that the carrying values reflected in the balance sheets at December 31, 1997, August 31, 1997 and 1996 reasonably approximate the fair values for cash and cash equivalents, receivables and all liabilities. In making such assessments, the Company used estimates and market rates for similar instruments.

Foreign Currency Translation

The accumulated foreign currency translation was related to the Company's investment in Price Club Mexico and was determined by application of the current rate method. Resulting translation adjustments were made directly to a separate component of stockholders' equity.

Authorized Stock

As of December 31, 1997, the Company's authorized stock consisted of 60 million shares of $0.0001 par value Common Stock and 10 million shares of $0.0001 par value Preferred Stock. No Preferred Stock has been issued. See Note 9 regarding the reincorporation of the Company to Maryland and authorization of 100 million shares of undesignated Capital Stock. At August 31, 1995, 1,268,264 shares of Common Stock were issued and held as treasury stock. During fiscal 1996 these treasury shares were retired.

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Income Taxes

The Company intends to meet all conditions necessary to qualify as a real estate investment trust under the Internal Revenue Code. To qualify as a real estate investment trust, the Company is required to pay dividends of at least 95% of its "REIT taxable income" each year and meet certain other criteria. As a qualifying real estate investment trust, the Company will not be taxed on income distributed to its stockholders. As a result, the accompanying financial statements contain no provision for income taxes for the four months ended December 31, 1997. The income tax benefit for the four months ended December 31, 1997 is a result of the Company's previously deferred tax liability being eliminated because of the Company's conversion to a REIT as well as accrued income tax refunds that are a result of Federal tax net operating loss carrybacks. The reported amounts of the Company's net assets, excluding properties held for sale, as of December 31, 1997, August 31, 1997 and 1996 were more than its tax basis for Federal tax purposes by approximately $29.1 million, $17.0 million and $14.9 million, respectively.

In prior years, income taxes have been provided for in accordance with SFAS No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred taxes using the asset and liability method. Accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting, including: asset write-downs of real estate and related assets, deferred gains on sales of real estate, accelerated tax depreciation methods, and accruals for straight-line rents.

Net Income Per Share

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previous fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No.128 requirements.

                                                            Four Months
                                                           Ended December 31                      Year Ended August 31
                                                      ---------------------------       --------------------------------------------
                                                         1997             1996             1997             1996             1995
                                                      ----------       ----------       ----------       ----------       ----------
                                                                       (unaudited)
Weighted average shares
   outstanding                                        23,675,310       23,298,255       23,353,666       23,262,374       24,864,000
Effect of dilutive securities:
    Employee stock options                               244,164          321,936             --            117,797          551,937
                                                      ----------       ----------       ----------       ----------       ----------
Weighted average shares outstanding
    - assuming dilution                               23,919,474       23,620,191       23,353,666       23,380,171       25,415,937
                                                      ==========       ==========       ==========       ==========       ==========


Reclassifications

Certain reclassifications have been reflected in the financial statements in order to conform with the presentation of the transition period.

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations, in accounting for its employee and non-employee director stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. As a result, deferred compensation is recorded only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. No deferred compensation expense has been recognized.

Note 2 - Discontinued Operations

As discussed in Note 1, on August 29, 1997, Price Enterprises completed a distribution of its merchandising segment and certain other assets. Accordingly, results of operations and cash flows of the Company's merchandising segment have been reported as a discontinued segment for all periods presented in the financial statements. The results of operations and cash flows of other assets and liabilities transferred to PriceSmart that were not part of the merchandising segment are included in the Company's continuing operations. The balance sheet, as of August 31, 1996, reflects the assets and liabilities of the Company's merchandising segment as a discontinued segment and are included with other net assets transferred to PriceSmart in the Distribution. As a result of the Distribution, the Company recorded additional reserves during the fourth quarter of $1.0 million consisting of additional insurance, legal and accounting fees related to the transaction.

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Net  assets  of  the  discontinued   merchandising   segment  and  other  assets
transferred to PriceSmart were as follows at August 31, 1996 (amounts in thousands):

                                                               August 31
                                                                 1996
                                                               ---------
Assets:
     Accounts receivable                                       $  3,366
     Inventories                                                  2,011
     Other assets                                                 1,600
     Property, plant and equipment, net                           3,965
     Property held for sale, net                                 27,614
     City notes receivable                                       29,091
     Other notes receivable                                       6,617
     Deferred rents and leasing costs, net                          893
     Deferred income taxes                                       20,251
Liabilities:
     Accounts payable and accrued expenses                       (4,893)
     Other liabilities                                             (977)
     Minority interest                                           (1,745)
                                                               --------
                                                               $ 87,793
                                                               ========

Summarized results of operations of the discontinued merchandising segment were as follows (amounts in thousands):

                                               Four Months
                                                 Ended
                                               December 31                 Year Ended August 31
                                               -----------      ----------------------------------------
                                                  1996            1997            1996            1995
                                                --------        --------        --------        --------
                                               (unaudited)
Sales                                           $ 23,462        $ 59,042        $ 36,211        $ 66,573
Other revenues                                     1,611           5,487           2,709             540
Cost of sales                                    (23,270)        (55,948)        (34,644)        (62,756)
Operating expenses                                (7,286)        (16,761)        (21,644)        (24,359)
Minority interest                                   --               (59)          4,587           8,187
Loss related to Price Club Mexico                   --              --              --            (4,988)
Income tax benefit                                 2,248           3,379           4,531           4,052
                                                --------        --------        --------        --------
                                                $ (3,235)       $ (4,860)       $ (8,250)       $(12,751)
                                                ========        ========        ========        ========

 Discontinued operations loss per share         $   (.14)       $   (.21)       $   (.35)       $   (.51)
                                                ========        ========        ========        ========

 Discontinued operations loss per share -
    assuming dilution                           $   (.14)       $   (.21)       $   (.35)       $   (.51)
                                                ========        ========        ========        ========

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3 - Real Estate Properties and Property Sales

The Company's real estate properties are generally leased under noncancelable leases with remaining terms ranging from one to 23 years. Rental revenues include the following (amounts in thousands):

                                          Four Months
                                        Ended December 31           Year Ended August 31
                                       -------------------     -------------------------------
                                         1997        1996        1997        1996        1995
                                       -------     -------     -------     -------     -------
                                                 (unaudited)
Minimum rent                           $13,727     $14,358     $42,681     $42,529     $39,987
Straight-line accrual of future rent       828       1,024       2,499       3,150       3,332
Additional rent -- CAM and taxes         3,605       3,557      11,467      10,371       8,499
Percentage rent                             10           2         191         171          79
                                       -------     -------     -------     -------     -------
     Rental revenues                   $18,170     $18,941     $56,838     $56,221     $51,897
                                       =======     =======     =======     =======     =======

The Company has one tenant, Costco, which comprises 19.1% of total annual minimum rent with four leases. Rental revenue generated from Costco was $2.7 million, $2.7 million, $8.1 million, $8.0 million and $8.0 million for the four months ended December 31, 1997 and 1996 and the years ended August 31, 1997, 1996 and 1995, respectively.

As of December 31, 1997, future minimum rental income due under the terms of noncancelable operating leases is as follows (amounts in thousands):

                    1998                     $  42,585
                    1999                        43,193
                    2000                        43,329
                    2001                        43,637
                    2002                        42,934
                    Thereafter                  370,539

During each of the last three years ended August 31, the Company sold certain significant real estate properties to unrelated parties and recognized related gains or losses on dispositions, as shown in the following table (amounts in thousands). In addition, $644,000 of net gains were recognized during the year ended August 31, 1997 on sales of insignificant real estate properties. In conjunction with the Distribution, all remaining properties held for sale as of August 29, 1997 were transferred to PriceSmart. No properties were sold during the four months ended December 31, 1997.

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

                                                         Sales         Pretax
                                            Date         Price       Gain (Loss)
                                          --------      -------      -----------
Year ended August 31, 1997
Warehouse Building                         12/6/96      $ 3,187       $    17
    Santee, CA
Undeveloped Land                          12/10/96        6,865           802
    Schaumburg, IL
Retail Building                            5/29/97        6,000          (352)
    Houston, TX

Year ended August 31, 1996
Warehouse Building                        12/22/95        3,483            65
    Palm Harbor, FL
Office Building                             2/9/96        3,500           143
    San Diego (Convoy Ct.), CA
Warehouse Building                         4/12/96       11,075            80
    Richmond, CA

Year Ended August 31, 1995
Fry's Distribution Center                   3/8/95        9,598          (181)
    Phoenix, AZ
Undeveloped Land                           3/27/95        4,440            (6)
    Fairfax, VA

Note 4 - Related Party Transactions

As a result of the Distribution to stockholders of PriceSmart and for the purpose of governing certain of the ongoing relationships between PriceSmart and the Company after the Distribution, and to provide mechanisms for an orderly transition, PriceSmart and the Company have entered into the various agreements as described below.

The Company and PriceSmart have entered into an Asset Management and Disposition Agreement dated as of August 26, 1997 calling for the Company to provide asset management services with respect to certain properties distributed to PriceSmart. As consideration for such services, PriceSmart will pay the Company management fees, leasing fees, disposition fees and developer's fees. Such agreement has a two-year term; provided that either the Company or PriceSmart may terminate the agreement upon 60 days written notice. During the four months ended December 31, 1997, PEI charged PriceSmart $43,000 for such services.

PriceSmart and the Company have entered into a Transitional Services Agreement dated as of August 26, 1997 pursuant to which the Company and PriceSmart will provide certain services to one another. Fees for such transitional services (which shall not include real estate management services) will reflect the costs of providing such services, which may include cash management services, certain accounting services, litigation management or any other similar services that PriceSmart or the Company may require. The Transitional Services Agreement will terminate on June 30, 1998 unless extended in writing by the parties. During the four months ended December 31, 1997, amounts incurred for transitional services were not material.

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

The Company and PriceSmart have entered into a Tax Sharing Agreement dated as of August 26, 1997 defining the parties' rights and obligations with respect to tax returns and tax liabilities for taxable years and other taxable periods ending on or before August 31, 1997. In general, the Company will be responsible for
(i) filing all Federal and state income tax returns of the Company, PriceSmart and any of their subsidiaries for all taxable years ending on or before or including August 31, 1997 and (ii) paying the taxes relating to such returns (or be entitled to tax refunds) to the extent attributable to pre-August 31, 1997 periods.

PriceSmart leases space for its corporate offices in San Diego from the Company. The lease expires August 31, 1999. During the four months ended December 31, 1997, the Company recorded $158,000 in revenue related to this lease.

Note 5 - Profit Sharing and 401(k) Plan

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

No profit sharing or employer 401(k) contributions were made during the four months ended December 31, 1997 and 1996.

Profit sharing contributions of approximately $490,000, $187,000 and $580,000 were made during the years ended August 31, 1997, 1996 and 1995, respectively. Employer contributions to the 401(k) plan were approximately $29,000, $37,000 and $36,000 during the years ended August 31, 1997, 1996 and 1995, respectively.

During the year ended August 31, 1996, the plan year was converted to a December 31 year-end from an August 31 year-end; therefore, the contribution to the profit sharing plan in the year ended August 31, 1996 was for the period of September 1995 to December 1995.

Note 6 - Stock Option Plans

In 1995, the Company established an Employee Stock Option and Stock Grant Plan (the "Employee Plan") and a Director Stock Option Plan (the "Director Plan") under which 1,500,000 shares and 150,000 shares, respectively, have been reserved for issuance. The Director Plan was amended on October 1, 1997. Options have been granted to certain employees and non-employee directors at prices equal to the market price on the date of grant. Options generally vest over a five year period and expire after six years from date of grant. Subsequent to August 31, 1997, and as a direct result of the Distribution of PriceSmart, all outstanding options were adjusted, both in quantity and exercise price, such that each optionee remained in the same economic position as before the Distribution. An equitable adjustment was made by issuing 54,352 additional stock options to compensate for a reduction in the PEI stock price as a result of the Distribution. A total of 320,361 options were outstanding as of August 31, 1997 with an

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6 - Stock Option Plans (continued)

adjusted weighted-average exercise price of $10.25 per share. The following table summarizes the stock option transactions for the four months ended December 31, 1997 and for the years ended August 31, 1997, 1996 and 1995 for both plans:

                                                               Weighted Average
                                                 Stock          Exercise Price
                                                Options           Per Share
                                               ---------       ----------------
Outstanding at August 31, 1994                         0              --
     Granted                                   1,178,900            $11.51
     Exercised                                   (10,047)            11.25
     Canceled                                   (116,745)            11.28
                                               ---------
Outstanding at August 31, 1995                 1,052,108             11.53

     Granted                                     193,500             15.65
     Exercised                                   (55,982)            11.27
     Canceled                                   (145,861)            11.25
                                               ---------
Outstanding at August 31, 1996                 1,043,765             12.35

     Granted                                      11,900             21.67
     Exercised                                  (342,880)            12.12
     Canceled                                   (446,776)            12.78
                                               ---------
Outstanding at August 31, 1997                   266,009             12.34

Adjustment and revaluation resulting
     from distribution
     of PriceSmart                                54,352
                                               ---------

Adjusted outstanding at August 31, 1997          320,361             10.25

     Granted                                     476,329             18.87
     Exercised                                    98,383              9.19
     Canceled                                     45,312             11.55
                                               ---------
Outstanding at December 31, 1997                 652,995             16.60
                                               =========

As of December 31, 1997, options to purchase 36,328 shares and 22,242 shares were exercisable under the Employee Plan and Director Plan, respectively. As of December 31, 1997, there were 1,024,840 and 117,868 shares of Common Stock reserved for future issuance in connection with the Employee Plan and Director Plan, respectively.

Following is a summary of the options outstanding as of December 31, 1997:

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6 - Stock Option Plans (continued)

                                                                                      Weighted
                                                                                      Average
                                    Weighted        Weighted                          Exercise
                                    Average         Average                           Price of
    Range of          Options       Exercise       Remaining           Options         Options
Exercise Prices     Outstanding      Price       Life in Years       Exercisable     Exercisable
---------------     -----------      -----       -------------       -----------     -----------
$ 9.10 - $10.07       112,406       $ 9.28            3.0               36,328         $  9.25
 11.33 - 12.65         51,902        11.39            3.0               22,242           11.48
 17.90 - 19.00        488,687        18.84            5.8                    0              --
                      -------                                           ------
                      652,995        16.60            5.1               58,570           10.10
                      =======                                           ======

Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value of these options was estimated at the date of grant using the "Black-Scholes" method with the following weighted average assumptions for the four months ended December 31, 1997 and the years ended August 31, 1997 and 1996. No options were granted during the four months ended December 31, 1996.

                                            Four Months         Year Ended
                                         Ended December 31       August 31
                                         -----------------   -----------------
                                              1997           1997        1996
                                              -----          -----       -----
Risk free interest rate                           6%             6%          6%
Annual dividend rate                              7%             7%          7%
Volatility factor of the stock price          27.16%         26.54%      26.54%
Weighted average expected life (years)            3              3           3

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per share were as follows (amounts in thousands, except per share data):

                                            Four Months         Year Ended
                                         Ended December 31       August 31
                                         -----------------   -----------------
                                              1997           1997        1996
                                              -----          -----       -----
Net income:
  As reported                               $17,508        $14,225       $  90
  Pro forma                                  17,454         14,225          33
Net income per share:
  As reported                                   .74            .61         .00
  Pro forma                                     .74            .61         .00
Net income per share -
  assuming dilution:
  As reported                                   .73            .61         .00
  Pro forma                                     .73            .61         .00
Weighted  average  fair
  value of options
  granted during the year                      2.51           3.19        2.09

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7 - Income Taxes

Because the Company has been operating as a REIT since September 1, 1997, there is no income tax expense for the transition period ended December 31, 1997. The income tax benefit is a result of the Company's previously deferred tax liability being eliminated because of the Company's conversion to a REIT as well as accrued income tax refunds that are a result of Federal tax net operating loss carrybacks. The provision (benefit) for income taxes consists of the following (amounts in thousands):

                                                          Four Months Ended
                                                              December 31                          Year Ended August 31
                                                       -------------------------         ------------------------------------------
                                                         1997             1996             1997             1996             1995
                                                       --------         --------         --------         --------         --------
                                                                       (unaudited)
Current:
     Federal                                           $   (970)        $  1,709         $   (655)        $ (1,285)        $  7,236
     State                                                 --                293             (432)            (513)           1,418
                                                       --------         --------         --------         --------         --------
                                                           (970)           2,002           (1,087)          (1,798)           8,654
Allocated to
     discontinued operations                               --                835            2,301            1,683            1,499
                                                       --------         --------         --------         --------         --------
                                                           (970)           2,837            1,214             (115)          10,153
Deferred:
     Federal                                             (5,451)             874            8,509            1,887           (3,513)
     State                                               (1,209)             150            2,462            1,175               48
                                                       --------         --------         --------         --------         --------
                                                         (6,660)           1,024           10,971            3,062           (3,465)
Allocated to
     discontinued operations                               --              1,413            1,078            2,848            2,553
                                                       --------         --------         --------         --------         --------
                                                         (6,660)           2,437           12,049            5,910             (912)
                                                       --------         --------         --------         --------         --------
Provision (benefit) for income tax-
     continuing operations                             $ (7,630)        $  5,274         $ 13,263         $  5,795         $  9,241
                                                       ========         ========         ========         ========         ========

A reconciliation between the Federal statutory rate and the effective tax rate follows (amounts in thousands):

                                                                  Four Months Ended
                                                                      December 31                       Year Ended August 31
                                                                -----------------------        -------------------------------------
                                                                  1997            1996           1997           1996           1995
                                                                -------         -------        -------        -------        -------
Federal taxes at the statutory rate                             $ 3,457         $ 4,502        $11,322        $ 4,947        $ 7,888
State taxes, net of Federal benefit                                 593             772          1,941            848          1,353
                                                                -------         -------        -------        -------        -------
                                                                  4,050           5,274         13,263          5,795          9,241
Deduction for dividends paid                                     (4,050)           --             --             --             --
Adjustment due to change in tax status                           (7,630)           --             --             --             --
                                                                -------         -------        -------        -------        -------
       Total provision (benefit)                                $(7,630)        $ 5,274        $13,263        $ 5,795        $ 9,241
                                                                =======         =======        =======        =======        =======

                             PRICE ENTERPRISES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

The significant components of deferred income taxes are attributable to the following temporary differences (amounts in thousands):

                                       December 31             August 31
                                       -----------  --------------------------------
                                          1997        1997        1996        1995
                                        --------    --------    --------    --------
Deferred tax assets:
     Real estate properties             $   --      $   --      $  8,086    $ 12,754
     All other, net                         --         1,214       1,006       1,210
                                        --------    --------    --------    --------
                                            --         1,214       9,092      13,964

Deferred tax liabilities:
     Deferred rental income                 --        (5,128)     (3,703)     (2,665)
     Real estate properties                 --        (2,746)       --          --
                                        --------    --------    --------    --------
                                            --        (7,874)     (3,703)     (2,665)
                                        --------    --------    --------    --------
Net deferred tax assets (liabilities)   $   --      $ (6,660)   $  5,389    $ 11,299
                                        ========    ========    ========    ========

Note 8 - Commitments and Contingencies

Price Enterprises owns a property in New Jersey subject to a ground lease with a remaining term of 21 years. Rental expense related to the ground lease for the four month periods ended December 31, 1997 and 1996 and the years ended August 31, 1997, 1996 and 1995 was $0.3 million, $0.8 million, $1.7 million, $2.5 million and $2.4  million,  respectively.  Prior years rental  expense  included additional leases which were either transferred to PriceSmart in the Distribution or terminated. Future minimum payments during the next five years and thereafter under this noncancelable lease at December 31, 1997 are as follows (amounts in thousands):

          1998                                 $     754
          1999                                       754
          2000                                       754
          2001                                       754
          2002                                       754
          Thereafter                              12,823
                                               ----------
          Total minimum payments                 $16,593
                                               ==========

The above property is subleased and as of December 31, 1997, total future sublease revenues are $28.4 million, which are included in future minimum rental income amounts in Note 3.

Note 9 - Subsequent Events

On January  14, 1998 the  Company  declared a cash  dividend of $0.35 per share,
totaling   approximately   $8.3  million,   payable  on  February  13,  1998  to
stockholders of record on January 30, 1998.

At the annual meeting held on December 16, 1997, stockholders approved a reincorporation of the Company as a Maryland corporation. The reincorporation was completed and became effective January 2, 1998.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Price Enterprises, Inc.

We have audited the accompanying balance sheets of Price Enterprises, Inc. as of December 31, 1997 and August 31, 1997 and 1996 and the related statements of income, stockholders' equity and cash flows for the period September 1, 1997 through December 31, 1997 and for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Price Enterprises, Inc. at December 31, 1997 and August 31, 1997 and 1996 and the results of its operations and its cash flows for the period September 1, 1997 through December 31, 1997 and for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ ERNST & YOUNG LLP


San Diego, California
January 16, 1998

ITEM 9 -
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10 - Directors and Executive Officers of the Registrant

Board of Directors and Committees of the Board

The table below indicates the name and position with the Company (if any) and age of each Director:

Name                                   Age          Title
----                                   ---          -----

Robert E. Price ...................    55     Chairman of the Board
Jack McGrory ......................    48     President, Chief Executive Officer
                                              and Director
Paul A. Peterson...................    69     Vice Chairman of the Board
Murray L. Galinson.................    60     Director
James F. Cahill....................    42     Director
Anne L. Evans......................    65     Director

Robert E. Price has been Chairman of the Board of the Company since July 28, 1994. Mr. Price was President and Chief Executive Officer of the Company from July 28, 1994 to August 29, 1997. Mr. Price was Chairman of the Board of Price/Costco, Inc. from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a Director of The Price Company. Mr. Price served as Chairman of the Board of The Price Company from January 1989 to October 1993, and as its President from 1976 until December 1990. In addition to his role in Price Enterprises, Mr. Price serves as Chairman of the Board of PriceSmart, Inc.

Jack McGrory became a Director of the Company on August 29, 1997. Mr. McGrory also became President and Chief Executive Office of the Company on September 2, 1997. Prior to September 2, 1997, Mr. McGrory served as City Manager of the City of San Diego from March 1991 through August 1997.

Paul A. Peterson has served as a Vice Chairman of the Board of the Company since July 28, 1994. Mr. Peterson is a lawyer and is of counsel to the law firm of Peterson & Price in San Diego. He was a Director of Price/Costco, Inc. from October 1993 until December 1994. From 1976 to October 1993, he was Secretary, and except for a period of eleven months in 1982, a Director of The Price Company.

Murray L. Galinson has served as a Director of the Company since August 28, 1994. Mr. Galinson has been Chairman of the Board of San Diego National Bank and SDNB Financial Corp. since May 1996 and a Director of both entities since their inception in 1981. Mr. Galinson served as President of both entities from September 1984 until May 1996 and as Chief Executive Officer of both entities from September 1984 to September 1997.

James F. Cahill has been a director of the Company since August 29, 1997. Mr. Cahill has been Executive Vice President of Price Entities since January 1987. In this position he has been responsible for the oversight and investment activities of the financial portfolio of Sol Price, founder of The Price Company, and related entities. He is currently a Director of Neighborhood National Bank, located in San Diego. Prior to his current position, Mr. Cahill was employed at The Price Company for ten years with his last position being Vice President of Operations.

Anne L. Evans has been a director of the Company since October 16, 1997. Ms. Evans has been the Chairman of Evans Hotels since April 1984. Ms. Evans also served as its President from April 1984 until March 1993. She has served as a member of the Board of Directors of the Los Angeles Branch of the Federal Reserve Bank of San Francisco since 1993 and is presently the Chairman.

Compensation of the Company's Directors

Each outside Director of Price Enterprises (other than Mr. Peterson) receives one thousand (1,000) shares of Company stock per year for serving on the Board of Directors in lieu of cash as annual compensation for services. In addition, each outside Director will receive an additional $5,000 per year for serving as chairman of any committee of the Board. Mr. Peterson receives two thousand five hundred (2,500) shares of Company stock per year for his services as Vice Chairman of the Board and as chairman or member of any committee of the Board in lieu of cash as annual compensation for services. In addition, outside Directors (other than Mr. Peterson) who serve on committees of the Board (in a capacity other than chairman of a committee) receive $500 for each meeting attended. The chairman or vice chairman of any committee may receive additional compensation to be fixed by the Board. Each non-employee Director is eligible to receive stock grants and stock options pursuant to the Price Enterprises Directors' 1995 Stock Option Plan as Amended. Employee Directors are eligible to receive stock grants and stock options pursuant to The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan. Robert E. Price, who became eligible for the foregoing non-employee Director compensation on August 29, 1997 upon his resignation as President and Chief Executive Officer of the Company, has declined annual compensation for services as a Director and stock options for fiscal 1998.

Executive Officers

The table below indicates the names, positions and ages of the Company's executive officers:

Name                                 Age                Title
----                                 ---                -----

Jack McGrory ...................      48   President and Chief Executive Officer
Joseph R. Satz..................      56   Executive Vice President, General
                                           Counsel and Secretary
Gary W. Nielson.................      47   Executive Vice President and Chief
                                           Financial Officer
Kathleen M. Hillan .............      39   Senior Vice President - Finance

Jack McGrory became a Director of the Company on August 29, 1997. Mr. McGrory also became President and Chief Executive Office of the Company on September 2, 1997. Prior to September 2, 1997, Mr. McGrory served as City Manager of the City of San Diego from March 1991 through August 1997.

Joseph R. Satz has been Executive Vice President of the Company since October 16, 1997. He became the Secretary and General Counsel of the Company on September 16, 1997. Mr. Satz held the position of Vice President and Counsel of the Company from August 1994 until he assumed his current positions. Mr. Satz has provided legal counsel for The Price Company and Price/Costco since 1983.

Gary W. Nielson became Executive Vice President and Chief Financial Officer on February 2, 1998. Prior to February 2, 1998, Mr. Nielson was Senior Vice President of Finance for Koll Real Estate Services from November 1992 to January 1998. He also previously served as Chief Financial Officer for Carver Development Corporation and served in various senior financial management positions at The Hahn Company.

Kathleen M. Hillan became Senior Vice President - Finance of the Company on October 16, 1997. Ms. Hillan was Corporate Controller of the Company from August 1994 until she assumed her current position. Ms. Hillan was International Finance Manager of The Price Company from 1992 until August 1994.

ITEM 11 - Executive Compensation

The following table shows, for the 12 months ended December 31, 1997 and the years ended August 31, 1997, 1996 and 1995, the compensation earned by the Company's current and former Chief Executive Officers and the four most highly compensated executive officers of the Company and its subsidiaries (the "Named Executive Officers") at the end of 1997.

                                                    SUMMARY COMPENSATION TABLE

                                                                                                  Long Term
                                                                                                Compensation
                                                                                                   Awards
                                                                                                ------------
                                                            Annual Compensation                  Securities
                                                ---------------------------------------------    Underlying
                                                                             Other Annual         Options/          All Other
Name and Principal Position          Year       Salary ($)    Bonus ($)    Compensation($)(3)       SARs (#)    Compensation ($)(4)
----------------------------       --------     ----------    ---------    ------------------   ------------    -------------------
Robert E. Price (5)                1997 (1)      155,769            0                 0                 0              9,750
   President and Chief             1997 (2)      225,000            0                 0                 0              9,750
   Executive Officer               1996          225,000            0                 0                 0              4,422
                                   1995          243,340            0                 0                 0              9,500

Jack McGrory (6)                   1997 (1)       57,778            0                 0           236,329                  0
   President and Chief
   Executive Officer

Joseph R. Satz (7)                 1997 (1)      130,288       25,000                 0            36,244              9,312
   Executive Vice President,
   General Counsel and
   Secretary

Kathleen M. Hillan (8)             1997 (1)        81,090      20,000                 0            41,358              4,994
   Senior Vice President -
   Finance

Theodore Wallace (9)               1997 (1)      138,461            0                 0             6,533              9,750
   Executive Vice President        1997 (2)      200,000            0                 0                 0              9,750
                                   1996          200,000            0                 0                 0              3,960
                                   1995          215,191            0           100,000 (11)      100,000              9,500

Daniel T. Carter (10)              1997 (1)      126,700       40,000                 0             2,257             29,264
   Executive Vice President,       1997 (2)      182,700       40,000                 0                 0             29,264
   CFO and Secretary               1996          175,000       35,000                 0                 0              5,598
                                   1995          179,361       35,000                 0            75,000              9,280

(1)  Year ended December 31, 1997.

(2)  Year ended August 31, 1997.

(3) Except as otherwise indicated, perquisites to each officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such officer.

(4) The amounts shown for the years ended August 31 and December 31, 1997 constitute contributions to The Price Enterprises Profit Sharing and 401(k) Plan and the Company's 401(k) matching contribution for 1997 on behalf of each Named Executive Officer. The amounts shown for fiscal 1996 constitute contributions to The Price Enterprises Profit Sharing and 401(k) Plan for the period of September 4, 1995 through December 31, 1995, and the Company's 401(k) matching contribution of $250 for the year ended August 31, 1996 on behalf of each Named Executive Officer. During the year ended August 31, 1996, the "plan year" for The Price Enterprises Profit Sharing and 401(k) Plan was converted to a fiscal year ended December 31 from a fiscal year ended August 31.

(5) Mr. Price resigned as President and Chief Executive Officer of the Company on August 29, 1997 and became an officer of PriceSmart. Mr. Price remains Chairman of the Board of the Company.

(6) Mr. McGrory became President and Chief Executive Officer of the Company on September 2, 1997. Annual compensation for the year ended December 31, 1997 reflects Mr. McGrory's partial year of employment.

(7) Mr. Satz became Executive Vice President, General Counsel and Secretary on October 16, 1997.

(8)  Ms. Hillan became Senior Vice President - Finance on October 16, 1997.

(9) Mr. Wallace resigned as Executive Vice President of the Company on August 29, 1997 and became an officer of PriceSmart.

(10) Mr. Carter resigned from the Company on September 2, 1997.

(11) Amount constitutes a retention bonus paid to Mr. Wallace for agreeing to transfer employment from Price/Costco, Inc. to the Company in the year ended August 31, 1995.

Stock Options

The following table sets forth information regarding the grant of stock options during the 12 months ended December 31, 1997 to the Named Executive Officers.

                                  OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 1997

                                                                                                    Potential
                                               Individual Grants                               Realizable Value at
                         --------------------------------------------------------------            Assumed Annual
                          Number of        Percent of Total                                     Rates of Stock Price
                          Securities        Options Granted      Exercise                           Appreciation
                          Underlying        to Employees in       Price                          for Option Term (1)
                           Options          Calendar 1997       Per Share     Expiration       ---------------------
Name                     Granted (#)           (2) (%)           ($/SH)        Date (3)          5% ($)      10% ($)
------------------       -----------       ----------------     ---------    -----------       --------    ---------
Robert E. Price                   0                 N/A            N/A             N/A               N/A         N/A
Jack McGrory                236,329               50.46          18.96         10/7/03         1,523,900   3,457,209
Joseph R. Satz               32,000                6.83          18.96         10/7/03           206,343     468,121
Kathleen M. Hillan           40,000                8.54          18.75        12/17/03           255,072     578,671
Theodore Wallace                  0                 N/A            N/A             N/A               N/A         N/A
Daniel T. Carter                  0                 N/A            N/A             N/A               N/A         N/A

(1) The dollar amounts under these columns are the result of calculations at the assumed compounded market appreciation rates of 5% and 10% as required by the Securities and Exchange Commission over a six-year term and, therefore, are not intended to forecast possible future appreciation, if any, of the stock price.

(2) No stock appreciation rights were granted to any of the Named Executive Officers or other Company employees during the twelve months ended December 31, 1997.

(3) The options become exercisable at 20% per year over a period of five years from the date of grant and expire six years from the date of grant.

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the year ended December 31, 1997 and unexercised options held as of December 31, 1997.

              OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1997
                       AND DECEMBER 31, 1997 OPTION VALUES


                                                                                            Value of Unexercised
                                                                         Number of              In-the-Money
                                                                   Unexercised Options          Options at
                                                                          at                  December 31, 1997
                                                                   December 31, 1997 (#)           ($)(1)
                              Number of                            ---------------------    --------------------
                           Shares Acquired                              Exercisable/              Exercisable/
Name                        on Exercise (#)    Value Realized ($)      Unexercisable             Unexercisable
------------------         ----------------    -----------------   ---------------------    --------------------
Robert E. Price                   N/A                   N/A                   N/A                          N/A
Jack McGrory                        0                     0             0/236,329                          0/0
Joseph R. Satz                      0                     0          8,897/45,347               81,408/122,125
Kathleen M. Hillan              1,920                10,823              0/47,118                     0/59,736
Theodore Wallace               59,245               569,345                   0/0                          0/0
Daniel T. Carter               41,832               429,763                   0/0                          0/0

(1) Based on a price of $18.25 per share, the last reported sales price of the Company's Common Stock on December 31, 1997, as listed on The Nasdaq Stock MarketSM.

Profit Sharing and 401(k) Plan

The Board of Directors of Price Enterprises adopted The Price Enterprises, Inc. Profit Sharing and 401(k) Plan (the "Plan") in January 1995.

The Plan is a profit-sharing plan designed to be a "qualified" plan under applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), covering all non-union employees who have completed one year of service, as that term is defined in the Plan. Under the Plan, the Company may, in its discretion, make annual contributions which shall not exceed for each participant the lesser of: (a) 25% of the participant's compensation for such year, or (b) the greater of (i) 25% of the defined benefit dollar limitation then in effect under section 415(b)(1) of the Code or (ii) $30,000. In addition, participants may make voluntary contributions. The Plan also permits employees to defer (in accordance with section 401(k) of the Code) a portion of their salary and contribute those deferrals to the Plan.

All participants in the Plan are fully vested in their voluntary contributions and earnings thereon. Vesting in the remainder of a participant's account is based upon his or her years of service with the Company. A participant initially is 20% vested after the completion of two years of service with the Company, an additional 20% vested after the completion of three years of service, and an additional 20% vested after the completion of each of his or her next three years of service, so that the participant is 100% vested after the completion of six years of service.

Regardless of years of service, a participant becomes fully vested in his or her entire account upon retirement due to permanent disability, attainment of age 65 or death. In addition, the Plan provides that the Board of Directors of the Company may at any time declare the Plan partially or completely terminated, in which event the account of each participant with respect to whom the Plan is terminated will become fully vested.

The Board of Directors also has the right at any time to discontinue contributions to the Plan. If the Company fails to make one or more substantial contributions to the Plan for any period of three consecutive years in each year of which the Company realized substantial current earnings, such failure will automatically be deemed a complete discontinuance of contributions. In the event of such a complete discontinuance of contributions, the account of each participant will become fully vested.

During the year ended August 31, 1996, the "plan year" for The Price Enterprises Profit Sharing and 401(k) Plan was converted to a fiscal year ended December 31 from a fiscal year ended August 31.

Employment Contracts

Jack McGrory became Chief Executive Officer of the Company on September 2, 1997. Mr. McGrory entered into an employment agreement with the Company for a term of three years commencing September 2, 1997. Pursuant to this agreement Mr. McGrory receives a base annual salary of $200,000 and a bonus in the amount of $50,000 for his first year of employment. During Mr. McGrory's second and third years of employment, he will receive a base annual salary of $250,000 and will be eligible to participate in the Company's bonus plan. In addition, pursuant to this agreement, Mr. McGrory received a stock option grant for 236,329 shares of the Company's Common Stock, which represented 1% of the Company's outstanding Common Stock as of his employment date. Such stock option grant is exercisable at a price equal to the fair market value of the Company's Common Stock on October 6, 1997 and vests at 20% per year over a five year period. All such stock options expire on October 7, 2023. Mr. McGrory may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to the Company's interests, without the prior written consent of the Company. The agreement provides that Mr. McGrory will receive all other benefits offered to officers under the Company's standard company benefits practices and plans. Mr. McGrory may terminate the agreement at any time on 90 days' prior written notice. The Company may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Mr. McGrory. In the event that the Company terminates the agreement for any reason other than cause, Mr. McGrory shall be entitled for the remainder of the term of the agreement to the continuation of his base salary payable in conformity with the Company's normal payroll period. The foregoing severance benefits are the exclusive benefits that would be payable to Mr. McGrory by reason of his termination, and the Company is not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of shares of the Company's Common Stock as of January 31, 1998 (unless described otherwise) by (i) the Company's Named Executive Officers (as hereinafter defined) and Directors, (ii) all of the Company's executive officers and Directors as a group and (iii) all other stockholders known by the Company to own beneficially more than five percent of the Common Stock. Beneficial ownership of Directors, officers and stockholders owning 5% or more of the Company's Common Stock includes both outstanding Common Stock and shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date of this table.

                                                                 Amount and Nature      Percent
                                                                   of Beneficial      Beneficially
Name and Address (2)                                               Ownership (1)         Owned
-----------------------------------------------------------      -----------------    ------------
Robert E. Price ...........................................         5,249,698(3)          22.1%
Paul A. Peterson ..........................................           230,261(4)           1.0%
James F. Cahill ...........................................         2,750,370(5)          11.6%
Anne L. Evans .............................................               250(6)             *
Murray L. Galinson ........................................            10,664(7)             *
Jack McGrory ..............................................             2,000(8)             *
Kathleen M. Hillan ........................................             2,372(9)             *
Joseph R. Satz ............................................            56,206(10)            *
Sol Price .................................................         8,549,090(11)         36.0%
The Price Family Charitable Fund ..........................         2,622,580(12)         10.6%
Jeffery S. Halis ..........................................         1,174,000(13)          5.0%
All executive officers and Directors as a group (8 persons)         5,637,881(14)         23.8%

*    Less than 1% beneficially owned.

(1) Robert E. Price, James F. Cahill and Sol Price are directors of The Price Family Charitable Fund ("the Fund"). As such, for purposes of this table, they are each deemed to beneficially own the 2,622,580 shares held by the Fund. Each of Robert E. Price, James F. Cahill and Sol Price has shared voting and dispositive powers with respect to, and disclaims beneficial ownership of, the shares held by the Fund. If the percent of the Company's Common Stock beneficially owned by Robert E. Price, James F. Cahill and Sol Price were calculated without regard to the shares held by the Fund, they would own 11.1%, 0.5% and 25.0%, respectively, of the Company's Common Stock.

(2) The address for all persons listed, other than Sol Price and Jeffrey S. Halis, is c/o the Company, 4649 Morena Boulevard, San Diego, California 92117. The address for Sol Price is c/o The Price Entities, 7979 Ivanhoe Avenue, Suite 520, La Jolla, California 92037. The address for Jeffrey S. Halis is 500 Park Avenue, Fifth Floor, New York, New York 10022.

(3) Includes 1,351,270 shares held by trusts of which Mr. Price is a trustee. Mr. Price has shared voting and dispositive power with respect to such shares. Also includes 5,112 shares held by Mr. Price as custodian of his minor children under the California Uniform Transfers to Minors Act ("CUTMA"). Also includes 2,622,580 shares held by the Fund. Mr. Price disclaims beneficial ownership of such shares.

(4)  Includes  12,357 shares subject to  non-qualified  stock options.  Excludes
     24,176 shares subject to non-qualified stock options which are not presently exercisable.

(5) Includes 2,000 shares held by Mr. Cahill as custodian for his minor children under CUTMA. Also includes 110,040 shares held by trusts of which Mr. Cahill is a trustee. Mr. Cahill has shared voting and dispositive power with respect to, and disclaims beneficial ownership of such shares. Excludes 12,358 shares subject to non-qualified stock options which are not presently exercisable. Also includes 2,622,580 shares held by the Fund. Mr. Cahill disclaims beneficial ownership of such shares.

(6) Excludes 10,000 shares subject to non-qualified stock options which are not presently exercisable.

(7) Includes 7,414 shares subject to non-qualified stock options. Also includes 1,500 shares held by a partnership for the benefit of Mr. Galinson's adult children, over which Mr. Galinson exercises sole investment power. Mr. Galinson disclaims beneficial ownership over such 1,500 shares. Excludes 4,944 shares subject to non-qualified stock options which are not presently exercisable.

(8) Includes 2,000 shares held by Mr. McGrory as custodian for his minor children under CUTMA. Mr. McGrory disclaims beneficial ownership of such shares. Excludes 236,329 shares subject to non-qualified stock options which are not presently exercisable.

(9) Includes 2,372 shares subject to non-qualified stock options. Excludes 44,726 shares subject to non-qualified stock options which are not presently exercisable.

(10) Includes 41,360 shares held by trusts of which Mr. Satz is a trustee. Mr. Satz has shared voting and dispositive power with respect to, and disclaims beneficial ownership of such shares. Includes 13,346 shares subject to non-qualified stock options. Excludes 40,898 shares subject to non-qualified stock options which are not presently exercisable.

(11) Includes 5,926,510 shares held by trusts of which Mr. Price is a trustee. Of such shares, Mr. Price has sole voting and dispositive power with respect to 5,775,660 shares and shared voting and dispositive power with respect to 150,850 shares held by trusts of which Mr. Price is a trustee. Mr. Price disclaims beneficial ownership of such 150,850 shares. Also includes 2,622,580 shares held by the Fund. Mr. Price disclaims beneficial ownership of such shares.

(12) The Fund is a private foundation. The Directors of the Fund are Sol Price, Robert Price, Helen Price wife of Sol Price, Allison Price wife of Robert Price, and James Cahill. Each of the foregoing individuals disclaims membership in a group with the Fund.

(13) Includes 836,200 shares owned by Tyndall Partners, L.P., a Delaware limited partnership, 56,900 shares owned by Madison Avenue Partners, L.P., a Delaware limited partnership and 280,900 shares owned by Tyndall Institutional Partners, L.P., a Delaware limited partnership. Pursuant to the Agreement of Limited Partnership of each of Tyndall Partners, L.P.,
     Madison Avenue Partners, L.P. and Tyndall Institutional Partners, L.P., Jeffrey S. Halis possesses sole voting and investment control over all securities owned by such entities, respectively. All information concerning Mr. Halis, Tyndall Partners, L.P., Madison Avenue Partners, L.P. and Tyndall Institutional Partners, L.P. is based upon information contained in
     Schedule 13D filed with the Securities and Exchange Commission on behalf of Mr. Halis on July 22, 1997.

(14) See notes (1) and (3) - (11)


ITEM 13 - Certain Relationships and Related Transactions

Relationship with PriceSmart, Inc.

On August 29, 1997 (the "Distribution Date"), the Company separated its core real estate business and its merchandising businesses pursuant to a spin-off in which the stockholders of the Company received Common Stock of PriceSmart through a distribution. Pursuant to the Distribution, PriceSmart acquired the merchandising businesses and the Company retained the real estate business. Sol Price beneficially owns approximately 36% of the Company's outstanding Common Stock and beneficially owns approximately 36% of PriceSmart's outstanding Common Stock. Robert E. Price, who beneficially owns approximately 22% of the Company's outstanding Common Stock and is the Chairman of the Board of the Company (and President and Chief Executive Officer of the Company during the year ended August 31, 1997) also beneficially owns approximately 22% of PriceSmart's Common Stock and is PriceSmart's Chairman of the Board.

For the purpose of governing certain of the ongoing relationships between PriceSmart and the Company after the Distribution and to provide mechanisms for an orderly transition, PriceSmart and the Company have entered into the various agreements, and will adopt policies, as described in this section.

PriceSmart and the Company have entered into the Distribution Agreement, which provides for, among other things (i) the division between PriceSmart and the Company of certain assets and liabilities; (ii) the Distribution; and (iii) certain other agreements governing the relationship between PriceSmart and the Company following the Distribution.

The Company and PriceSmart have entered into an Asset Management and Disposition Agreement dated as of August 26, 1997 calling for the Company to provide asset management services with respect to certain properties owned by PriceSmart. Among other things, the Company will collect rents and pay operating expenses, maintain and repair such properties, prepare month-end financial statements, hire brokers and prepare brokers' agreements, lease available space within such properties and dispose of such properties. As consideration for such services, PriceSmart will pay the Company management fees based on annual rents from such properties, leasing fees based on the gross leasable floor areas of each such properties, disposition fees based on percentages of the sales prices for properties that are sold and a developer's fee of 3% of all "hard" construction costs managed by the Company on behalf of PriceSmart. Such agreement has a two-year term; provided that either the Company or PriceSmart may terminate the agreement upon 60 days written notice.

PriceSmart and the Company have entered into a Transitional Services Agreement dated as of August 26, 1997 pursuant to which the Company and PriceSmart will provide certain services to one another. The fees for such transitional services (which shall not include real estate management services) will be based on hourly rates designed to reflect the costs (including indirect costs) of providing such services. The transitional services to be provided to PriceSmart and to the Company pursuant to such agreement may include cash management services, certain accounting services, litigation management or any other similar services that PriceSmart or the Company may require. The Transitional Services Agreement has been extended from December 31, 1997 and will terminate on June 30, 1998 unless extended in writing by the parties.

The Company and PriceSmart have entered into a Tax Sharing Agreement dated as of August 26, 1997 defining the parties' rights and obligations with respect to tax returns and tax liabilities, including, in particular, Federal and state income tax returns and liabilities, for taxable years and other taxable periods ending on or before the Distribution Date. In general, the Company will be responsible for (i) filing all Federal and state income tax returns of the Company, PriceSmart and any of their subsidiaries for all taxable years ending on or before or including the Distribution Date and (ii) paying the taxes relating to such returns (including any deficiencies proposed by applicable taxing authorities), to the extent attributable to pre-Distribution Date periods. The Company and PriceSmart will each be responsible for filing its own returns and paying its own taxes for post-Distribution Date periods.

The on-going relationships between PriceSmart and the Company may present certain conflict situations for Robert E. Price who serves as Chairman of the Board of PriceSmart and Chairman of the Board of the Company. Mr. Price and other executive officers and directors of the Company and PriceSmart also own (or have options or other rights to acquire) a significant number of shares of Common Stock in PriceSmart and the Company. The Company and PriceSmart have adopted appropriate policies and procedures to be followed by the Board of Directors of each company to limit the involvement of Mr. Price (or such executive officers and other directors having a significant ownership interest in the companies) in conflict situations, including matters relating to contractual relationships or litigation between PriceSmart and the Company. Such procedures include requiring Mr. Price (or such executive officers or other directors having a significant ownership interest in the companies) to abstain from voting as a director of both companies with respect to matters that present a significant conflict of interest between the companies.

                                     PART IV

ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Financial Statements and Financial Statement Schedules:

               The following financial statements of Price Enterprises, Inc. are included in Item 8

                                                                            Page
                                                                            ----
         (1)   (A)  Report of Independent Auditors                           41

               (B)  Financial Statements

                    (i)  Balance Sheets - December 31, 1997 and August
                         31, 1997 and 1996                                   24

                    (ii) Statements  of  Income  - Four  Months  Ended
                         December  31,  1997 and  1996  and the  Years
                         Ended August 31, 1997, 1996 and 1995                25

                   (iii) Statements  of   Stockholders'   Equity  Four
                         Months  Ended  December  31, 1997 and - Years
                         Ended August 31, 1997, 1996 and 1995                26

                    (iv) Statements  of Cash Flows - Four Months Ended
                         December  31,  1997 and  1996  and the  Years
                         Ended August 31, 1997, 1996 and 1995                27

                    (v)  Notes to Financial  Statements - December 31,
                         1997                                                28

          (2)  Financial Statement Schedules:

               The following financial statement schedule of Price Enterprises, Inc. is included in Item 14(d)

               Schedule III - Real Estate and Accumulated Depreciation        56

               All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          (3) For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 59.

     (b)  Reports on Form 8-K.

          (1) On September 12, 1997, the Company filed a Current Report on Form 8-K relating to the PriceSmart Distribution and the Company's intention to make a REIT election. The date of the earliest event reported was August 29, 1997. The Form 8-K included the following items:

                    (i) Item 2. Acquisition or Disposition of Assets. The Company disclosed the PriceSmart Distribution.

                    (ii) Item  5.  Other  Matters.  The  Company  disclosed  its intention to make a REIT election and the effects thereof on stockholders.

                   (iii) Item  7.  Financial  Statements,  Pro  Forma  Financial
                         Information and Exhibits. The Company filed as exhibits a number of documents relating to the PriceSmart Distribution.

                    (iv) Item 8. Change in Fiscal  Year.  The Company  disclosed its change in fiscal year end from August 31 to December 31.

          (2) On October 14, 1997, the Company filed Amendment No. 1 to the above referenced Form 8-K. The Form 8-K, as amended, included the pro forma financial information relating to the Distribution, as required by Item 7.

     (c) Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 59.

     (d)  Financial Statement Schedules:

          Schedule III - Real Estate and Accumulated Depreciation            56

                             PRICE ENTERPRISES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                             (amounts in thousands)


                                                                                       Costs        Gross amount at which carried
                                                              Initial Costs         Capitalized          at close of period
                                                       ---------------------------   Subsequent  -----------------------------------
                                                         Land and    Building and        to        Land and    Building and   Total
    Location                     Description           Improvements  Improvements   Acquisition  Improvements  Improvements    (1)
------------------------------------------------------------------------------------------------------------------------------------
Westbury, NY                    Shopping Center         $ 41,784       $     0      $  28,329    $  46,621     $  23,492   $  70,113
Pentagon City, VA               Shopping Center           24,742        14,473         25,656       26,289        38,582      64,871
Wayne, NJ                       Shopping Center           19,760         6,912         12,689       22,200        17,161      39,361
San Diego, CA                   Warehouse/Office           5,244         7,990         10,529        5,709        20,493      26,202
                                Building
Philadelphia, PA                Shopping Center            8,649         4,382         12,150        9,115        16,066      25,181

Dallas, TX                      Retail Building           10,662             0         13,529       12,453        11,738      24,191
Seekonk, MA                     Shopping Center            7,636             0         12,561       10,153        10,044      20,197
Roseville, CA                   Shopping Center            9,173         8,165              0        9,173         8,165      17,338
Signal Hill, CA                 Shopping Center            5,872             0         10,224        8,285         7,811      16,096
Fountain Valley, CA             Shopping Center            4,551             0         10,356        6,595         8,312      14,907

Glen Burnie, MD                 Shopping Center            1,795             0          8,735        3,699         6,831      10,530
Moorsetown, NJ (leased land)    Shopping Center           Leased             0          8,028            0         8,028       8,028
Northridge, CA                  Shopping Center            4,029             0          3,586        5,105         2,510       7,615
Azusa, CA                       Warehouse/Rest. Pads       4,248           896          2,315        4,359         3,100       7,459
San Diego/Carmel Mtn., CA       Shopping Center            3,464             0          3,431        3,742         3,153       6,895

Buffalo, NY                     Retail Building            2,503             0          3,724        3,656         2,571       6,227
Inglewood, CA                   Warehouse Building         1,438             0          3,710        1,666         3,482       5,148
Sacramento/Stockton, CA         Shopping Center            1,437             0          3,567        2,436         2,568       5,004
San Juan Capistrano, CA         Shopping Center            3,150             0          1,285        2,034         2,401       4,435

Tucson, AZ                      Shopping Center            1,073             0          2,777        1,788         2,062       3,850

New Britain, CT                 Warehouse Building         3,640             0            193        2,614         1,219       3,833
Hampton, VA                     Retail Building/Bank       1,132             0          1,826        1,436         1,522       2,958
Smithtown, NY                   Retail Building              721             0          2,021        1,231         1,511       2,742
Redwood City, CA                Retail Building            1,860             0            235        2,095             0       2,095
Denver/Littleton, CO            Retail Building              607           847            424          584         1,294       1,878

Denver/Aurora, CO               Restaurant                   105             0            648          173           580         753
San Diego/Southeast, CA         Restaurant/Bank              217             0            387          170           434         604
Chula Vista/Rancho del Rey, CA  Land                         915             0           (415)         500             0         500
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Properties                             $170,407       $43,665       $182,500     $193,881      $205,130    $399,011
====================================================================================================================================


                                                                                                         Depreciable Life
                                                                                                ------------------------------------
                                                     Accumulated       Date of        Date of      Land                  Building
    Location                     Description         Depreciation   Construction   Acquisition  Improvements  Building  Improvements
------------------------------------------------------------------------------------------------------------------------------------
Westbury, NY                    Shopping Center      $  (4,925)         1992-93        1992          25           25         10
Pentagon City, VA               Shopping Center         (5,273)         1993-94        1993          25           25         10
Wayne, NJ                       Shopping Center         (4,023)         1991-93        1991          25           25         10
San Diego, CA                   Warehouse/Office        (9,904)                        1981          25           25         10
                                Building
Philadelphia, PA                Shopping Center         (2,905)    1992,1994-95        1991          25           25         10

Dallas, TX                      Retail Building         (1,913)     1991-92, 96        1991          25           25         10
Seekonk, MA                     Shopping Center         (2,322)         1991-94        1991          25           25         10
Roseville, CA                   Shopping Center              0                         1997          25           25         10
Signal Hill, CA                 Shopping Center         (1,531)         1992-93        1991          25           25         10
Fountain Valley, CA             Shopping Center         (1,813)         1990-93        1989          25           25         10

Glen Burnie, MD                 Shopping Center         (1,728)         1990-92        1985          25           25         10
Moorsetown, NJ (leased land)    Shopping Center         (1,988)         1989-91        1989          25           25         10
Northridge, CA                  Shopping Center           (386)         1993-94        1988          25           25         10
Azusa, CA                       Warehouse/Rest. Pads      (694)            1983        1983          25           25         10
San Diego/Carmel Mtn., CA       Shopping Center           (559)         1992-93        1991          25           25         10

Buffalo, NY                     Retail Building         (1,378)         1989-90        1989          25           25         10
Inglewood, CA                   Warehouse Building      (1,154)            1989        1984          25           25         10
Sacramento/Stockton, CA         Shopping Center           (331)         1994-95        1993          25           25         10
San Juan Capistrano, CA         Shopping Center           (482)         1988-89,       1987          25           25         10
                                                                          94-95
Tucson, AZ                      Shopping Center           (580)         1989-91        1988          25           25         10

New Britain, CT                 Warehouse Building        (359)                        1991          25           25         10
Hampton, VA                     Retail Building/Bank      (376)            1992        1987          25           25         10
Smithtown, NY                   Retail Building           (785)         1988-89        1985          25           25         10
Redwood City, CA                Retail Building              0                         1982          --           --         --
Denver/Littleton, CO            Retail Building           (323)                        1990          25           25         10

Denver/Aurora, CO               Restaurant                (103)            1993        1990          25           25         10
San Diego/Southeast, CA         Restaurant/Bank           (254)         1989-90        1989          25           25         10
Chula Vista/Rancho del Rey, CA  Land                         0                         1993          --           --         --
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Properties                           $(46,089)
====================================================================================================================================

(1)  The aggregate cost for Federal income tax purposes is $391,050.

                             PRICE ENTERPRISES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                                                    Four Months
                                                                       Ended
                                                                    December 31                     Year Ended August 31
                                                                     ---------          -------------------------------------------
Reconciliation to Reported Amounts                                      1997               1997             1996             1995
--------------------------------------------------------------       ---------          ---------        ---------        ---------
PROPERTY AND EQUIPMENT
     Balance at beginning of period: .........................       $ 380,145(1)       $ 436,672        $ 469,337        $ 476,340
     Additions during the period:
         Transfers from Costco ...............................            --                 --               --              2,100
         Purchases ...........................................          18,866              2,720           17,003           18,329
     Deductions during the period:
         Cost of properties  sold ............................            --              (35,741)         (32,668)         (22,432)
         Asset impairment loss ...............................            --               (2,000)         (17,000)          (5,000)
                                                                     ---------          ---------        ---------        ---------
           Subtotal ..........................................         399,011            401,651          436,672          469,337

     Other:
         Property and equipment transferred
                 to PriceSmart ...............................            --              (21,506)         (31,541)         (40,746)
         FF&E ................................................             242                203              733              604
                                                                     ---------          ---------        ---------        ---------
     Balance at end of period ................................       $ 399,253          $ 380,348        $ 405,864        $ 429,195
                                                                     =========          =========        =========        =========

ACCUMULATED DEPRECIATION
     Balance at beginning of period ..........................       $  43,131(1)       $  43,991        $  39,282        $  32,332
     Depreciation expense ....................................           2,958              9,347            9,433            9,813
     Accumulated depreciation of properties sold .............            --               (7,589)          (4,724)          (2,863)
                                                                     ---------          ---------        ---------        ---------
         Subtotal ............................................          46,089             45,749           43,991           39,282

     Other:
         Accumulated depreciation of property and
          equipment transferred to PriceSmart ................            --               (2,618)          (3,927)          (5,073)
        Accumulated depreciation of  FF&E ....................             108                 78              365              181
                                                                     ---------          ---------        ---------        ---------
     Balance at end of period ................................       $  46,197          $  43,209        $  40,429        $  34,390
                                                                     =========          =========        =========        =========

(1)  Adjusted for property and equipment transferred to PriceSmart

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PRICE ENTERPRISES, INC.

DATED:   March 24, 1998                     By:  /s/ Jack McGrory
         --------------                          -------------------
                                                 Jack McGrory
                                                 President and
                                                 Chief Executive Officer

DATED:   March 24, 1998                     By:  /s/ Kathleen M. Hillan
         --------------                          -------------------------
                                                 Kathleen M. Hillan
                                                 Senior Vice President - Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ Robert E. Price                                      March 24, 1998
-----------------------------------------                     --------------
ROBERT E. PRICE, Chairman of the Board of                     Date
Directors

     /s/ Paul A. Peterson                                     March 24, 1998
-----------------------------------------                     --------------
PAUL A. PETERSON, Vice Chairman of the                        Date
Board of Directors

     /s/ James F. Cahill                                      March 24, 1998
-----------------------------------------                     --------------
JAMES F. CAHILL, Director                                     Date

     /s/ Anne L. Evans                                        March 24, 1998
-----------------------------------------                     --------------
ANNE L. EVANS, Director                                       Date

     /s/ Murray L. Galinson                                   March 24, 1998
-----------------------------------------                     --------------
MURRAY L. GALINSON, Director                                  Date

     /s/ Jack McGrory                                         March 24, 1998
-----------------------------------------                     --------------
JACK McGRORY, Director, President,                            Date
and Chief Executive Officer

                                  EXHIBIT INDEX

                                   Description
Page
----

2.1 Distribution Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of Price Enterprises, Inc.
       filed with the Commission on September 12, 1997 (File No. 0-20449)) .....

3.1    Articles of Incorporation of Price Enterprises, Inc. ....................

3.2    Bylaws of Price Enterprises, Inc. .......................................

4.1    Form of Price Enterprises, Inc. Stock Certificate .......................

4.2 The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (the "Stock Plan" ) (incorporated herein by reference to Exhibit 10.23 to Current Report on Form 10 of Price Enterprises, Inc. filed with the
       Commission on December 13, 1994 (File No. 0-20449)) .....................

4.3 Form of Incentive Stock Option Agreement under the Stock Plan (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form S-8 of Price Enterprises, Inc. filed with the Commission on July 13,
       1995 (File No. 33-60999)) ...............................................

4.4 Form of Non-Qualified Stock Option Agreement under the Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form S-8 of Price Enterprises, Inc. filed with the Commission on July 13,
       1995 (File No. 33-60999)) ...............................................

4.5    The Price Enterprises  Directors' 1995 Stock Option Plan (the "Directors'
       Plan) (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449)) ................................

4.6 Form of Non-Qualified Stock Option Agreement under the Directors' Plan (incorporated herein by reference to Exhibit 4.5 of the Current Report on Form S-8 of Price Enterprises, Inc. filed with the Commission on July 13,
       1995 (File No. 33-60999)) ...............................................

4.7    First  Amendment to the Price  Enterprises  Directors'  1995 Stock Option
       Plan ....................................................................

10.1 Employee Benefits and Other Employment Matters Allocation Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on
       September 12, 1997 (File No. 0-20449)) ..................................

10.2 Tax Sharing Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc. (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K of Price Enterprises, Inc.
       filed with the Commission on September 12, 1997 (File No. 0-20449)) .....

10.3 Asset Management Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc. (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K of Price Enterprises, Inc.
       filed with the Commission on September 12, 1997 (File No. 0-20449)) .....

10.4 Transitional Services Agreement dated as of August 26, 1997 between Price Enterprises Inc. and PriceSmart, Inc. (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K of Price Enterprises, Inc.
       filed with the Commission on September 12, 1997 (File No. 0-20449)) .....

10.5   Employment   agreement   dated  June  18,  1997,  by  and  between  Price
       Enterprises, Inc. and Jack McGrory ......................................

10.6   Amendment No. 1 to Employment  Agreement  dated as of August 27, 1997, by and between Price Enterprises, Inc. and Jack McGrory ....................

10.7 Purchase and Sale Agreement for Stanford Ranch Crossing dated December 31, 1997, by and between Price Enterprises, Inc. and Opus West
       Corporation .............................................................

23.1   Consent of Ernst & Young LLP ............................................

27.1   Financial Data Schedule .................................................

DIRECTORS                                      CORPORATE OFFICES

Robert Price                                   Price Enterprises, Inc.
Chairman of the Board of Directors             4649 Morena Blvd.
Chairman of the Board of Directors of          San Diego, California  92117
PriceSmart, Inc.                               Telephone: (619) 581-4530
                                               FAX: (619) 581-4964
Paul A. Peterson
Vice Chairman of the Board of Directors        STOCKHOLDER/INVESTOR
Lawyer                                         RELATIONS
Peterson & Price
                                               Gary W. Nielson
James F. Cahill                                4649 Morena Blvd.
Executive Vice President of                    San Diego, California  92117
Price Entities                                 (619) 581-4477

Anne L. Evans                                  STOCK MARKET LISTING
Chairman of the Board of Directors of
Evans Hotels                                   NASDAQ symbol "PREN"

Murray L. Galinson                             INDEPENDENT AUDITORS
Chairman of the Board of Directors of
San Diego National Bank                        Ernst & Young LLP
                                               501 West Broadway, Suite 1200
Jack McGrory                                   San Diego, California  92101
President and CEO of
Price Enterprises, Inc.
                                               COUNSEL
EXECUTIVE OFFICERS
                                               Latham & Watkins
Jack McGrory                                   701 "B" Street, Suite 2100
President and                                  San Diego, California  92101
Chief Executive Officer
                                               TRANSFER AGENT
Joseph R. Satz
Executive Vice President,                      ChaseMellon Shareholder Services
General Counsel and                            Stock Transfer Department
Secretary                                      P.O. Box 54261
                                               Terminal Annex
Gary W. Nielson                                Los Angeles, California  90054
Executive Vice President and                   (800) 522-6645
Chief Financial Officer

Kathleen M. Hillan
Senior Vice President - Finance

VICE PRESIDENTS

William J. Hamilton
Price Self Storage

Lois L. Miller

Robert M. Siordia

James D. Villars