Form 10-Q
period 1998-03-31
PRICE ENTERPRISES INC
filed 1998-05-14
CIK 929647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998


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

                                 (619) 581-4679
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

         The registrant had 23,754,016 common shares, par value $.0001, outstanding at April 30, 1998.

                             PRICE ENTERPRISES, INC.

                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                               Page
                                                                            ----

       Balance Sheets..........................................................3

       Statements of Income....................................................4

       Statements of Cash Flows................................................5

       Notes to Financial Statements...........................................6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................10

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK....................................................14


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS....................................................15

ITEM 2 - CHANGES IN SECURITIES................................................15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................................15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.........................................................15

ITEM 5 - OTHER INFORMATION....................................................15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             PRICE ENTERPRISES, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                         March 31    December 31
                                                           1998         1997
                                                         ---------   ----------
                                                        (unaudited)     (Note)
Real estate assets
   Land and land improvements                            $ 194,466    $ 193,881
   Building and improvements                               205,701      204,184
   Fixtures and equipment                                      248          242
   Construction in progress                                    159          946
                                                         ---------    ---------
                                                           400,574      399,253
   Less accumulated depreciation                           (48,568)     (46,197)
                                                         ---------    ---------
                                                           352,006      353,056

Cash and cash equivalents                                   28,971       27,003
Accounts receivable                                          1,299        2,360
Income tax receivable                                        8,165        8,117
Deferred rents                                              13,210       12,400
Leasing costs, net                                           4,670        4,774
Prepaid expenses and other assets                            1,071          768
                                                         ---------    ---------

           Total assets                                  $ 409,392    $ 408,478
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts payable and other liabilities                $   3,066    $   1,854

Commitments

Stockholders' equity
   Common stock                                                  2            2
   Additional paid-in capital                              412,536      412,321
   Accumulated deficit                                      (6,212)      (5,699)
                                                         ---------    ---------
      Total stockholders' equity                           406,326      406,624
                                                         =========    =========
           Total liabilities and stockholders' equity    $ 409,392    $ 408,478
                                                         =========    =========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             PRICE ENTERPRISES, INC.
                              STATEMENTS OF INCOME
            (unaudited - amounts in thousands, except per share data)

                                                               First Quarter
                                                            Three Months Ended
                                                                March 31
                                                           -------------------
                                                             1998       1997
                                                           --------   --------

Rental revenues                                            $ 14,486   $ 13,663

Expenses
   Operating and maintenance                                  1,845      2,125
   Property taxes                                             1,955      1,697
   Depreciation and amortization                              2,489      2,446
   General and administrative                                   789      1,005
                                                           --------   --------
           Total expenses                                     7,078      7,273
                                                           --------   --------

Operating income                                              7,408      6,390

Interest and other
   Interest income, net                                         387      2,139
   Loss on sale of real estate, net                              --       (132)
   Gain on sale of investment                                    --         60
                                                           --------   --------
           Total interest and other                             387      2,067
                                                           --------   --------

Income before provision for income taxes                      7,795      8,457

Provision for income taxes                                       --      3,527
                                                           --------   --------

Net income from continuing operations                         7,795      4,930

Discontinued operations (Note 2):
   Net loss from operations of discontinued
      merchandising segment                                      --       (435)
                                                           --------   --------

Net income                                                 $  7,795   $  4,495
                                                           ========   ========

Net income per share from continuing operations -
   basic and diluted                                       $    .33   $    .21
                                                           ========   ========

Net income per share - basic and diluted                   $    .33   $    .19
                                                           ========   ========

Weighted average number of shares outstanding                23,740     23,330

Dividends per share                                        $    .35   $    .30






See accompanying notes.

                             PRICE ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              First Quarter
                                                                                       Three Months Ended March 31
                                                                                       ---------------------------
                                                                                           1998          1997
                                                                                          -------      -------
  Operating activities
  Net income                                                                              $ 7,795      $ 4,495
  Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                      2,489        2,446
         Deferred rents                                                                      (810)        (363)
         Deferred income taxes                                                                 --          (99)
         (Gain) loss on sale of real estate, net                                               --          132
      Changes in operating assets and liabilities:
         Accounts receivable and other assets                                                 710        3,547
         Leasing costs                                                                         --          (51)
         Accounts payable and other liabilities                                             1,198         (210)
         Net assets of discontinued segment                                                    --        2,819
                                                                                          -------      -------
     Net cash flows provided by operating activities                                       11,382       12,716

  Investing activities
         Additions to real estate assets                                                   (1,321)        (499)
         Proceeds from sale of real estate assets                                              --        2,671
         Payments of notes receivable                                                          --          365
         Net investing activities of discontinued segment                                      --       (6,358)
                                                                                          -------      -------
     Net cash flows used in investing activities                                           (1,321)      (3,821)

  Financing activities
         Dividends paid                                                                    (8,308)      (6,999)
         Proceeds from exercise of stock options including tax benefits                       215          269
                                                                                          -------      -------
     Net cash flows used in financing activities                                           (8,093)      (6,730)
                                                                                          -------      -------

             Net increase in cash                                                           1,968        2,165

  Cash and cash equivalents at beginning of period                                         27,003       35,831
                                                                                          -------      -------

  Cash and cash equivalents at end of period                                              $28,971      $37,996
                                                                                          =======      =======


  See accompanying notes.

                             PRICE ENTERPRISES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1998

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Price Enterprises, Inc. (PEI or the Company) became a publicly-traded company on December 21, 1994, following an exchange offer in which approximately 23.2 million shares of PriceCostco, Inc. were exchanged for shares of PEI. However, since August 31, 1994 PEI has operated as a separate company. On August 29, 1997 PEI transferred its merchandising segment and certain other assets to PriceSmart, Inc. ("PriceSmart") and distributed shares of PriceSmart common stock to PEI stockholders. Since September 2, 1997 the Company has been operating as a real estate investment trust ("REIT").

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 3 months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in PEI's transition report on Form 10-K for the period from September 1, 1997 to December 31, 1997.

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

Real Estate Assets and Depreciation

Real estate assets are recorded at PEI's historical costs, as adjusted for recognition of impairment losses. Depreciation of real estate assets is computed on a straight-line basis over their estimated useful lives, as follows:

      Land improvements                        25 years
      Building and improvements                10-25 years
      Tenant improvements                      Term of lease or 10 years
      Fixtures and equipment                   3-5 years

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Rental Revenue Recognition

Rental revenues include: (1) minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases; (2) additional rentals, based on common area maintenance ("CAM") expenses and certain other expenses, which are accrued in the period in which the related expense is incurred; and (3) percentage rents which are accrued on the basis of reported tenant sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

Deferred Leasing Costs

Costs incurred in connection with leasing space to tenants are deferred and amortized using the straight-line method over the lives of the related leases.

Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments, as well as the methods and significant assumptions used to estimate fair values. The Company believes that the carrying values reflected in the balance sheets at March 31, 1998 and December 31, 1997 reasonably approximate the fair values for cash and cash equivalents, receivables and all liabilities. In making such assessments, the Company used estimates and market rates for similar instruments.

Income Taxes

The Company intends to meet all conditions necessary to qualify as a real estate investment trust under the Internal Revenue Code. To qualify as a real estate investment trust, the Company is required to pay dividends of at least 95% of its "REIT taxable income" each year and meet certain other criteria. As a qualifying real estate investment trust, the Company will not be taxed on income distributed to its stockholders. As a result, the accompanying financial statements contain no provision for income taxes for the three months ended March 31, 1998.

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

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Restatement

Prior year financial statements have been restated to conform to the current fiscal year quarter ending March 31.

Note 2 - Discontinued Operations

As discussed in Note 1, on August 29, 1997, Price Enterprises completed a distribution of its merchandising segment and certain other assets. Accordingly, results of operations and cash flows of the Company's merchandising segment have been reported as a discontinued segment for the first quarter of 1997 presented in the financial statements. The results of operations and cash flows of other assets and liabilities transferred to PriceSmart that were not part of the merchandising segment are included in the Company's continuing operations.

Summarized results of operations of the discontinued merchandising segment for the first quarter of 1997 were as follows (amounts in thousands except per share data):

                                                                    Three Months
                                                                       Ended
                                                                      March 31
                                                                    ------------
                                                                         1997
                                                                      --------

Sales                                                                 $ 11,651
Other revenues                                                           1,704
Cost of sales                                                          (10,427)
Operating expenses                                                      (3,556)
Minority interest                                                         (109)
Income tax benefit                                                         302
                                                                      ========
                                                                      $   (435)
                                                                      ========
Discontinued operations loss per share - basic and diluted               $(.02)
                                                                      ========

Note 3 - Net Income Per Share

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previous fully diluted earnings per share. All earnings per share amounts for both periods have been presented, and where appropriate, restated to conform to the SFAS No.128 requirements.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 3 - Net Income Per Share (continued)

                                                            Three Months Ended March 31
                                                            ---------------------------
                                                              1998             1997
                                                             ----------      ----------
Weighted average shares outstanding                          23,740,592      23,330,401
Effect of dilutive securities:
   Employee stock options                                        99,656         138,639
                                                             ==========      ==========
Weighted average shares outstanding - assuming dilution      23,840,248      23,469,040
                                                             ==========      ==========

Note 4 - Line of Credit Facility

The Company has an unsecured revolving credit facility with a commercial bank for up to $75 million in unsecured advances. The facility has a three year term with an initial interest rate of LIBOR plus 80 basis points. There were no outstanding borrowings on this facility as of March 31, 1998.

Note 5 - Subsequent Events

Subsequent to March 31, 1998 the Company declared a cash dividend of $0.35 per share, totaling approximately $8.3 million, payable on May 15, 1998 to stockholders of record on May 1, 1998.

On May 1, 1998, the Company acquired from a related party a four-building 300,000 square foot office complex in Sacramento, California for $35.6 million. The Company funded this acquisition through available cash and an advance of $14.6 million under its unsecured revolving credit facility.

On April 20, 1998 the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-3 (the "Form S-3") registering for resale a total of 1,500,000 shares owned by the Price Family Charitable Trust, the Price Family Charitable Fund and the Price Charitable Remainder Trust. On May 6, 1998 the Company filed Amendment No. 1 to the Form S-3 and the Form S-3 was declared effective by the Commission.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 5 - Subsequent Events (continued)

The selling stockholders requested the registration to assist the Company in complying with ownership limitations applicable to real estate investment trusts, including the requirement that no more than 50% in value of a REIT's outstanding shares of stock be owned by five or fewer individuals during the last half of a taxable year. The selling stockholders have agreed to reimburse the Company for its expenses in connection with the registration of such shares.

Although the shares registered for resale may be sold in market transactions, the selling stockholders have advised Price Enterprises that they expect to sell shares in negotiated transactions with unaffiliated third parties. All or part of such shares may be sold at one time or from time to time for so long as the Form S-3 remains effective, but it is expected that all sales to be made under the Form S-3 will be completed by June 30, 1998. The Company will not receive any proceeds from the sale of the shares covered by the Form S-3.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. To the extent statements in this Form 10-Q involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements contain risks and uncertainties, which include those identified in the Company's Annual Report on Form 10-K for the transition period ended December 31, 1997 and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

The following discussion and analysis compares the results of operations for the first quarter of 1998 to the first quarter of 1997 ended March 31, 1998 and 1997 respectively, and it should be read in conjunction with the financial statements and the accompanying notes. Due to the change in fiscal reporting periods, 1997 has been restated to a calendar year with quarters ending March 31, June 30, September 30, and December 31. Because of this restatement, variations in quarterly results may not be indicative of results for the full fiscal year ending December 31, 1998. The analysis below reflects the distribution of PriceSmart and the presentation of the merchandising segment as discontinued operations for the first quarter of 1997. See Note 1 of the notes to the financial statements. In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands.

Rental Revenues
                           Rental                                   Percent
                          Revenues               Change              Change
                          --------               ------             -------
1st Quarter - 1998        $14,486                 $823                 6%
1st Quarter - 1997         13,663                    -                 -

The increase in revenue for the first quarter of 1998 compared to the first quarter of 1997 was primarily due to revenues generated by the current portfolio of properties in place during both periods which increased $1.2 million or 9%. This increase was primarily a result of increased rents at New Britain, CT from a new lease with a significant tenant, as well as the timing of expense reimbursements at several other properties. In addition to the increase from properties operating in both periods, revenues were increased by $0.5 million from a property acquired subsequent to the first quarter of last year. These increases were partially offset by a decrease because prior year revenues included $0.9 million from properties sold or transferred to PriceSmart prior to the first quarter of 1998.

Operating Income
                         Operating                                 Percent
                           Income               Change              Change
                         ---------              ------             -------
1st Quarter - 1998         $7,408               $1,018                 16%
1st Quarter - 1997          6,390                    -                  -

The increase in operating income for the first quarter of 1998 compared to the first quarter of 1997 was primarily a result of increased operating income from the 27 properties existing in both quarters of $0.8 million reduced by a bad debt reserve of $0.3 million. This increase is primarily attributable to increased rental revenues, as discussed above. In addition to the net increase of $0.5 million from existing properties, the recently acquired property in Roseville, CA generated $0.3 million in operating income. Operating income also increased due to a reduction in general and administrative expenses, as discussed below. These increases were partially offset by a decrease of $0.1 million of operating income generated from properties sold or transferred to PriceSmart prior to the first quarter of 1998.

General and Administrative Expenses
                                                                    Percent
                           Amount               Change               Change
                           ------               ------               ------
1st Quarter - 1998         $  789                $(216)               -21%
1st Quarter - 1997          1,005                    -                  -

The decrease in expenses for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 was primarily due to a reduction in executive management and related payroll and benefits.

Interest Income (net)
                                                                    Percent
                           Amount               Change               Change
                           ------              -------               ------
1st Quarter - 1998         $  387              $(1,752)               -82%
1st Quarter - 1997          2,139                    -                  -

The decrease in net interest income for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 was due to the repayment of a $41 million note receivable and a transfer of certain notes receivable to PriceSmart in August 1997, as well as the utilization of cash for property acquisition and development opportunities.

Loss on Sale of Real Estate

The loss of $132,000 recognized during the first quarter of 1997 related to the sale of properties in Suitland, MD and Sacramento, CA (Rancho Cordova).

Gain on Sale of Investment

The gain on sale of investment of $60,000 in the first quarter of 1997 related to the sale of the Company's options to purchase stock in a privately held automobile broker.

Provision for Income Taxes

Because the Company has been operating as a REIT since September 1, 1997, there is no income tax expense for the three months ended March 31, 1998. The provision for income taxes during the first quarter of 1997 was provided at an effective tax rate of 41%.

Adjusted Funds From Operations
                                                  Three Months Ended
                                                       March 31
                                               -------------------------
                                                  1998             1997
                                               --------          -------

Income before provision for income taxes       $  7,795          $ 8,457
Depreciation and amortization                     2,489            2,446
(Gain) loss on sale of real estate, net               -              132
(Gain) loss on sale of investment                     -              (60)
                                               --------          -------
           Funds from operations                 10,284           10,975
Straight-line rents                                (571)            (362)
                                               ========          =======
           Adjusted funds from operations      $  9,713          $10,613
                                               ========          =======

FFO generated, excluding interest income, during the first quarter of 1998 increased $1.1 million or 12% compared to the first quarter of 1997 from $8.8 million to $9.9 million. This increase was primarily a result of additional operating income from existing and acquired properties. Total reported FFO decreased $0.7 million from $11.0 million to $10.3 million primarily as a result of a decrease in interest income of $1.8 million.

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

Liquidity and Capital Resources

As of March 31, 1998 the Company had $29 million in cash. While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through net cash provided by operations and through borrowings under the unsecured revolving line of credit facility. To the extent that investment opportunities exceed available cash flow from these sources, the Company believes that it will raise additional capital through other bank credit facilities and/or securitized debt offerings. The Company also may choose to seek additional funds through future public offerings of debt or equity securities.

The Company has a revolving credit facility with a commercial bank for up to $75 million in unsecured advances. The facility has a three year term with an initial interest rate of LIBOR plus 80 basis points. The agreement requires that the Company maintain, at all times, certain financial covenants, pay an annual administration fee and certain fees based on usage of the facility. The Company is also restricted from certain transactions involving mergers, sales of assets and acquisitions of minority interest.

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

The Company is also currently in various stages of negotiations to purchase additional commercial properties as well as evaluating various properties for acquisition. It is anticipated that any completed acquisitions will be funded by a portion of the Company's existing cash balances with the remainder, if needed, provided by proceeds from an advance under the unsecured revolving credit facility.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 2 - CHANGES IN SECURITIES

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     On May 1, 1998, the Company acquired a four-building 300,000 square foot office complex on the Highway 50 corridor of Sacramento, California. The project, completed in 1995, is fully occupied under long term leases by two AT&T subsidiaries and Level One Communications, Inc., a well-capitalized technology company. The property was acquired from a limited liability company controlled by Sol Price, a major stockholder. The all-cash purchase price of $35.6 million was approximately 8% below the value determined by an independently prepared appraisal commissioned by the Company. The Company funded this acquisition through available cash and an advance of $14.6 million under its $75.0 million unsecured revolving credit facility with Union Bank of Switzerland. The initial interest rate is LIBOR plus 80 basis points (initially 6.46%).

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The  following   exhibits  are  included  herein  or  incorporated  by
          reference:

          (10.1) Form of Indemnity Agreement

          (10.2) Employment  Agreement  dated  January 6, 1998,  by  and between
                 Price Enterprises, Inc. and Gary W. Nielson.

          (10.3) Form of Revolving Credit Agreement  between Price  Enterprises,
                 Inc. and Union Bank of Switzerland dated as of March 31, 1998.

          (10.4) Ratable  Loan Note dated March 31,  1998 by and  between  Price
                 Enterprises, Inc. and Union Bank of Switzerland.

          (10.5) Bid Rate Loan Note dated March 31,  1998 by and  between  Price
                 Enterprises, Inc. and Union Bank of Switzerland.

          (27)   Financial Data Schedule

     (b) No reports on Form 8-K were filed for the three months ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PRICE ENTERPRISES, INC.
                                             Registrant


Date:                                        /s/ Jack McGrory
      -----------------------                -----------------------------------
                                             Jack McGrory
                                             President & Chief Executive Officer


Date:                                        /s/ Gary W. Nielson
      -----------------------                -----------------------------------
                                             Gary W. Nielson
                                             Executive Vice President,
                                             Chief Financial Officer