Form 10-Q
period 1998-06-30
PRICE ENTERPRISES INC
filed 1998-08-12
CIK 929647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

The registrant had 23,758,282 shares of common stock, par value $.0001, outstanding at July 31, 1998.

                             PRICE ENTERPRISES, INC.


                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                               Page
                                                                            ----

      Balance Sheets ......................................................    3

      Statements of Income ................................................    4

      Statements of Cash Flows ............................................    5

      Notes to Financial Statements .......................................    6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..............................   10

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK ......................................................   14


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ................................................   15

ITEM 2 - CHANGES IN SECURITIES ............................................   15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ..................................   15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS ..........................................................   15

ITEM 5 - OTHER INFORMATION ................................................   15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .................................   15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             PRICE ENTERPRISES, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                              June 30     December 31
                                                               1998          1997
                                                             ---------    ---------
                                                             (unaudited)    (Note)
Real estate assets
   Land and land improvements                                $ 210,229    $ 193,881
   Building and improvements                                   247,100      204,184
   Fixtures and equipment                                          369          242
   Construction in progress                                      1,181          946
                                                             ---------    ---------
                                                               458,879      399,253
   Less accumulated depreciation                               (51,289)     (46,197)
                                                             ---------    ---------
                                                               407,590      353,056

Cash and cash equivalents                                        1,442       27,003
Accounts receivable                                              1,899        2,360
Income tax receivable                                            7,615        8,117
Deferred rents                                                  13,647       12,400
Leasing costs, net                                               4,715        4,774
Prepaid expenses and other assets                                  957          768
                                                             ---------    ---------

         Total assets                                        $ 437,865    $ 408,478
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Revolving line of credit and note payable                 $  28,943    $    --
   Accounts payable and other liabilities                        3,716        1,854
                                                             ---------    ---------
     Total liabilities                                          32,659        1,854

Commitments

Stockholders' equity
   Common stock                                                      2            2
   Additional paid-in capital                                  412,041      412,321
   Accumulated deficit                                          (6,837)      (5,699)
                                                             ---------    ---------
     Total stockholders' equity                                405,206      406,624
                                                             ---------    ---------
         Total liabilities and stockholders' equity          $ 437,865    $ 408,478
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

                             PRICE ENTERPRISES, INC.
                              STATEMENTS OF INCOME
            (unaudited - amounts in thousands, except per share data)

                                                          Second Quarter         Year-to-Date
                                                       Three Months Ended      Six Months Ended
                                                            June 30                June 30
                                                      --------------------    -------------------
                                                        1998        1997        1998       1997
                                                      --------    --------    --------   --------
Rental revenues                                       $ 15,287    $ 14,509    $ 29,773   $ 28,172

Expenses
   Operating and maintenance                             1,658       2,057       3,503      4,182
   Property taxes                                        2,207       2,125       4,162      3,822
   Depreciation and amortization                         2,863       2,466       5,352      4,912
   General and administrative                              723       1,688       1,512      2,693
                                                      --------    --------    --------   --------
         Total expenses                                  7,451       8,336      14,529     15,609
                                                      --------    --------    --------   --------

Operating income                                         7,836       6,173      15,244     12,563

Interest and other
   Interest (expense) income, net                         (147)      2,018         240      4,157
   Loss on sale of real estate and investments, net       --          (401)       --         (473)
                                                      --------    --------    --------   --------
         Total interest and other                         (147)      1,617         240      3,684
                                                      --------    --------    --------   --------

Income before provision for income taxes                 7,689       7,790      15,484     16,247

Provision for income taxes                                --         3,136        --        6,663
                                                      --------    --------    --------   --------

Income from continuing operations                        7,689       4,654      15,484      9,584

Discontinued operations (Note 2):
   Net loss from operations of discontinued
     merchandising segment                                --          (650)       --       (1,085)
                                                      --------    --------    --------   --------

Net income                                            $  7,689    $  4,004    $ 15,484   $  8,499
                                                      ========    ========    ========   ========


Net income per share from continuing operations -
   basic and diluted                                  $    .32    $    .20    $    .65   $    .41
                                                      ========    ========    ========   ========

Net income per share - basic and diluted              $    .32    $    .17    $    .65   $    .36
                                                      ========    ========    ========   ========


Weighted average number of shares outstanding           23,754      23,351      23,747     23,341

Dividends per share                                   $    .35    $    .30    $    .70   $    .60


See accompanying notes.

                             PRICE ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                       (unaudited - amounts in thousands)

                                                                         Six Months Ended
                                                                             June 30
                                                                       --------------------
                                                                         1998        1997
                                                                       --------    --------
Operating activities
Net income                                                             $ 15,484    $  8,499
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Depreciation and amortization                                       5,352       4,912
      Deferred rents                                                     (1,247)       (943)
      Deferred income taxes                                                --          (743)
      Loss on sale of real estate and investments, net                     --           473
    Changes in operating assets and liabilities:
      Accounts receivable and other assets                                  210       6,387
      Leasing costs                                                        (187)        (83)
      Accounts payable and other liabilities                              1,862      (2,091)
      Net assets of discontinued segment                                   --         4,203
                                                                       --------    --------
  Net cash flows provided by operating activities                        21,474      20,614

Investing activities
      Additions to real estate assets                                   (50,683)     (1,602)
      Proceeds from sale of real estate assets                             --        11,801
      Payments of notes receivable                                         --        42,405
      Net investing activities of discontinued segment                     --        (6,605)
                                                                       --------    --------
  Net cash flows (used in) provided by investing activities             (50,683)     45,999

Financing activities
      Advances to revolving line of credit                               20,000        --
      Dividends paid                                                    (16,622)    (14,003)
      Proceeds from exercise of stock options including tax benefits        270         620
                                                                       --------    --------
  Net cash flows provided by (used in) financing activities               3,648     (13,383)
                                                                       --------    --------

         Net (decrease) increase in cash                                (25,561)     53,230

Cash and cash equivalents at beginning of period                         27,003      35,831
                                                                       --------    --------

Cash and cash equivalents at end of period                             $  1,442    $ 89,061
                                                                       ========    ========


Supplemental cash flow information:
      Cash paid for interest                                           $    117    $   --
      Cash paid for income taxes                                           --         2,086
Supplemental schedule of noncash operating and financing activities:
      Assumption of note payable to acquire real estate assets            8,943        --
      Adjustment to special dividend - distribution of PriceSmart           550        --

See accompanying notes.

                             PRICE ENTERPRISES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1998

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Price Enterprises, Inc. ("PEI" or the "Company") became a publicly-traded company on December 21, 1994, following an exchange offer in which approximately
23.2 million shares of PriceCostco, Inc. were exchanged for shares of PEI. However, since August 31, 1994 PEI has operated as a separate company. On August 29, 1997 PEI transferred its merchandising segment and certain other assets to PriceSmart, Inc. ("PriceSmart") and distributed shares of PriceSmart common stock to PEI stockholders. Since September 2, 1997 the Company has been operating as a real estate investment trust ("REIT").

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in PEI's transition report on Form 10-K for the period from September 1, 1997 to December 31, 1997.

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

Real Estate Assets and Depreciation

Real estate assets are recorded at PEI's historical cost, as adjusted for recognition of impairment losses. Depreciation of real estate assets is computed on a straight-line basis over their estimated useful lives, as follows:

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

Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments, as well as the methods and significant assumptions used to estimate fair values. The Company believes that the carrying values reflected in the balance sheets at June 30, 1998 and December 31, 1997 reasonably approximate the fair values for cash and cash equivalents, receivables and all liabilities. In making such assessments, the Company used estimates and market rates for similar instruments.

Income Taxes

The Company intends to meet all conditions necessary to qualify as a real estate investment trust under the Internal Revenue Code. To qualify as a real estate investment trust, the Company is required to pay dividends of at least 95% of its "REIT taxable income" each year and meet certain other criteria. As a qualifying real estate investment trust, the Company will not be taxed on income distributed to its stockholders. As a result, the accompanying financial statements contain no provision for income taxes for the six months ended June 30, 1998.

In prior years, income taxes have been provided for in accordance with SFAS No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred taxes using the asset and liability method. Accordingly, deferred income taxes were provided to reflect temporary differences between financial and tax reporting, including: asset write-downs of real estate and related assets, deferred gains on sales of real estate, accelerated tax depreciation methods, and accruals for straight-line rents.

Restatement

In order to conform to the current fiscal reporting periods, 1997 has been restated to a calendar year with quarters ending March 31, June 30, September 30, and December 31.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 2 - Discontinued Operations

As discussed in Note 1, on August 29, 1997 Price Enterprises completed a distribution of its merchandising segment and certain other assets. Accordingly, results of operations and cash flows of the Company's merchandising segment have been reported as a discontinued segment for the second quarter and year-to-date period of 1997 presented in the financial statements. The results of operations and cash flows of other assets and liabilities transferred to PriceSmart that were not part of the merchandising segment are included in the Company's continuing operations.

Summarized results of operations of the discontinued merchandising segment for the second quarter and year-to-date period of 1997 were as follows (amounts in thousands, except per share data):

                                                                    Three Months      Six Months
                                                                        Ended           Ended
                                                                    June 30, 1997   June 30, 1997
                                                                    -------------   -------------
     Sales                                                            $ 14,466        $ 26,117
     Other revenues                                                      1,026           2,730
     Cost of sales                                                     (13,641)        (24,068)
     Operating expenses                                                 (2,989)         (6,545)
     Minority interest                                                      36             (73)
     Income tax benefit                                                    452             754
                                                                      --------        --------
                                                                      $   (650)       $ (1,085)
                                                                      ========        ========
     Discontinued operations loss per share - basic and diluted       $   (.03)       $   (.05)
                                                                      ========        ========

Note 3 - Real Estate Acquisitions and Dispositions

Acquisitions

During the second quarter of 1998, the Company acquired three properties: (1) a four-building 300,000 square foot office complex in Sacramento/Bradshaw, CA for $35.6 million from a related party; (2) a 1,550 unit self storage facility with approximately 242,000 square feet in San Diego/Murphy Canyon, CA for $17.8 million including an $8.9 million existing note payable secured by the property; and (3) a non-operating property on approximately 11 acres for $3.5 million for future development. The Company funded these acquisitions through available cash, advances under its unsecured revolving credit facility, and the assumed note payable. There were no acquisitions of properties during the prior year.

Dispositions

No properties were sold during the second quarter and year-to-date periods ending June 30, 1998. For the same period in the prior year, the properties sold included Houston, TX, Sacramento/65th Expwy, CA, Suitland, MD, Chula Vista/Oxford St., CA and Sacramento/North Highlands, CA. All properties held for sale in the prior year were transferred to PriceSmart subsequent to the second quarter of 1997.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 4 - Net Income Per Share

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previous fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

                                                Three Months Ended June 30        Six Months Ended June 30
                                               ---------------------------       ---------------------------
                                                  1998             1997             1998             1997
                                               ----------       ----------       ----------       ----------
     Weighted average shares outstanding       23,753,703       23,350,665       23,747,184       23,340,590
     Effect of dilutive securities:
         Employee stock options                    70,448          161,460           89,334          115,873
                                               ----------       ----------       ----------       ----------
     Weighted average shares
         outstanding - assuming dilution       23,824,151       23,512,125       23,836,518       23,456,463
                                               ==========       ==========       ==========       ==========

Note 5 - Line of Credit Facility and Note Payable

The Company maintains an unsecured revolving credit facility with a commercial bank for up to $75 million in unsecured advances. The facility has a three year term with an initial interest rate of LIBOR plus 80 basis points. As of June 30, 1998, $20.0 million was outstanding under this credit facility at a weighted average interest rate of 6.45%. In conjunction with the purchase of the self storage facility in San Diego/Murphy Canyon, CA, the Company assumed an $8.9 million note secured by the property. The note payable to a financial institution, matures in July 2004 and bears an interest rate of 9.0%. Prepayment of the note may not occur prior to July 2001.

Note 6 - Subsequent Events

Subsequent to June 30, 1998 the Company declared a cash dividend of $0.35 per common share, totaling approximately $8.3 million, payable on August 17, 1998 to stockholders of record on July 30, 1998.

On July 8, 1998 the Company declared a distribution of 8 3/4% Series A Cumulative Redeemable Preferred Stock. Stockholders of record on July 30, 1998 will receive one share of 8 3/4% Series A Preferred Stock for each share of Common Stock held by them.

On July 13, 1998 the Company acquired a retail complex in San Diego/Rancho San Diego, CA for $11.3 million. The Company funded this acquisition through available cash and an advance of $10.0 million under its unsecured revolving credit facility.

On July 29, 1998 the Company acquired approximately 15 acres of land in Fresno, CA from PriceSmart for $4.0 million. The property was contributed by the Company to Blackstone Venture I ("Blackstone"), a partnership formed with River Park Properties to develop a 173,000 square foot retail and commercial center. The Company funded this acquisition through available cash and an advance of $2.1 million under its unsecured revolving credit facility.

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

The following discussion and analysis compares the results of operations for the second quarter and year-to-date periods of 1998 ended June 30 to the second quarter and year-to-date periods of 1997, and it should be read in conjunction with the financial statements and the accompanying notes. Due to the change in fiscal reporting periods, 1997 has been restated to a calendar year with quarters ending March 31, June 30, September 30, and December 31. Variations in quarterly results may not be indicative of results for the full fiscal year ending December 31, 1998. The analysis below reflects the distribution of PriceSmart and the presentation of the merchandising segment as discontinued operations for the second quarter and year-to-date periods of 1997. See Note 1 of the notes to the financial statements. In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands.

Rental Revenues
                                     Rental                           Percent
                                    Revenues           Change          Change
                                    --------           ------          ------
2nd Quarter - 1998                  $ 15,287          $    778             5%
2nd Quarter - 1997                    14,509               --             --

Year-to-Date - 1998                   29,773             1,601             6%
Year-to-Date - 1997                   28,172               --             --

During the second quarter of 1998, revenues increased $1.5 million from properties acquired subsequent to the second quarter of last year. Prior year revenues also included $0.7 million of revenues from properties sold or transferred to PriceSmart prior to the second quarter of 1998. Revenues generated by the portfolio of properties in place during both periods decreased $0.3 million or 2%. The decrease was primarily due to the loss of revenue of approximately $230,000 from the Dallas, TX property due to the bankruptcy of Homeplace.

The increase in revenue for the six month year-to-date period of 1998 compared to the prior year was primarily due to properties acquired subsequent to the second quarter of last year which generated $2.0 million in revenues. This increase was partially offset by a decrease of $1.5 million from properties sold or transferred to PriceSmart prior to the second quarter of 1998. Revenues generated by the portfolio of properties in place during both periods increased $0.8 million or 3%. This increase was primarily a result of new leases and was somewhat offset by a decrease in revenues of approximately $230,000 due to the bankruptcy at Dallas, TX.

Expenses
                                                                       Percent
                                     Amount           Change            Change
                                     ------           ------            ------
2nd Quarter - 1998                  $  7,451       $    (885)            -11%
2nd Quarter - 1997                     8,336             --               --

Year-to-Date - 1998                   14,529          (1,080)             -7%
Year-to-Date - 1997                   15,609             --               --

The most significant factor in the decrease in expenses is the decrease in general and administrative expenses. These expenses decreased for the second quarter and year-to-date periods of 1998 compared to the prior year primarily due to a reduction in executive management and related payroll and benefits, of $600,000 and $840,000 respectively, as well as a reduction in professional fees of $250,000 and $320,000 respectively, related to the PriceSmart distribution.

The decrease in operating and maintenance expense and property taxes during the second quarter and year-to-date periods of 1998 was primarily due to properties sold or transferred to PriceSmart in the distribution, which decreased these expenses $350,000 and $970,000, respectively. This decrease, plus a slight reduction in expenses from the portfolio of properties in place during both periods, were partially offset by an increase in expenses from properties acquired subsequent to second quarter last year of $330,000 and $350,000 for the second quarter and year-to-date periods of 1998, respectively.

The increase in depreciation compared to the prior year is primarily due to the properties acquired subsequent to the second quarter of 1997.

Operating Income
                                 Operating                             Percent
                                   Income             Change            Change
                                   ------             ------            ------
2nd Quarter - 1998               $   7,836            $ 1,663            27%
2nd Quarter - 1997                   6,173                --             --

Year-to-Date - 1998                 15,244              2,681            21%
Year-to-Date - 1997                 12,563                --             --

The increase in operating income for the second quarter and year-to-date periods of 1998 compared to the prior year were primarily a result of the changes in revenues and expenses discussed above.

Interest (Expense) Income, net
                                                                       Percent
                                    Amount           Change            Change
                                    ------           ------            ------
2nd Quarter - 1998                  $  (147)      $ (2,165)            -107%
2nd Quarter - 1997                    2,018            --                --

Year-to-Date - 1998                     240         (3,917)             -94%
Year-to-Date - 1997                   4,157            --                --

The decrease in net interest for the second quarter and six months ended June 30, 1998 resulted from a decrease in interest income and an increase in interest expense compared to the same period in 1997. Prior to the second quarter of 1998 the Company had no debt outstanding. During the second quarter of 199 the Company incurred $351,000 in interest cost related to its unsecured revolving credit facility and assumed note payable associated with the Company's recently acquired self storage facility. Of that amount, approximately $27,000 was capitalized to real estate assets. At the same time, interest income for the second quarter and six months ended June 30, 1998 decreased compared to the prior year due to the repayment of a $41 million note receivable and a transfer of cash and certain notes receivable to PriceSmart in August 1997, as well as the utilization of cash for property acquisition and development opportunities.

Loss on Sale of Real Estate and Investments, net

During the second quarter of 1997, the loss of $401,000 related primarily to the sale of property in Houston, TX. The 1997 year-to-date amount also includes a loss on the sale of property in Suitland, MD as well as a gain related to the sale of the Company's options to purchase stock in a privately held automobile broker.

Provision for Income Taxes

Because the Company has been operating as a REIT since September 1, 1997, there is no income tax expense for the second quarter and six month year-to-date periods ended June 30, 1998. The provision for income taxes during the prior year was provided at an effective tax rate of 41%.

Adjusted Funds From Operations

                                                           Three Months Ended              Six Months Ended
                                                                June 30                        June 30
                                                       ------------------------        ------------------------
                                                         1998            1997            1998            1997
                                                       --------        --------        --------        --------

Income before provision for income taxes               $  7,689        $  7,790        $ 15,484        $ 16,247
Depreciation and amortization                             2,863           2,466           5,352           4,912
Loss on sale of real estate and investments, net           --               401            --               473
                                                       --------        --------        --------        --------
         Funds from operations                           10,552          10,657          20,836          21,632
Straight-line rents                                        (701)           (674)         (1,272)         (1,036)
                                                       --------        --------        --------        --------
         Adjusted funds from operations                $  9,851        $  9,983        $ 19,564        $ 20,596
                                                       ========        ========        ========        ========

Total funds from operations ("FFO") during the second quarter of 1998 decreased $0.1 million, from $10.7 million to $10.6 million. Net interest income decreased $2.2 million, while FFO excluding net interest income increased $2.1 million or 24% compared to the second quarter of 1997 from $8.6 million to $10.7 million. This increase was primarily a result of a reduction in general and administrative expenses as well as additional operating income from existing and acquired properties. Total FFO for the six month year-to-date period decreased from $21.6 million to $20.8 million. Net interest income decreased $3.9 million, while FFO excluding net interest income increased 18% from $17.5 million to $20.6 million for the year-to-date period.

Real estate industry analysts generally consider FFO to be a supplemental measure of performance for real estate-oriented companies. In general, FFO adjusts net income for noncash charges such as depreciation, amortization and most non-recurring gains and losses. As defined by the National Association for Real Estate Investment Trusts ("NAREIT"), FFO is net income determined in accordance with generally accepted accounting principles ("GAAP"), excluding depreciation and amortization expense, and gains (losses) from sales of property. The Company has historically excluded provisions for asset impairment and gains (losses) from sale of investment in determining FFO. In addition, due to the significance of straight-line rent accruals, which represent noncash revenues associated with fixed future minimum rent increases, the Company has adjusted the NAREIT definition to eliminate straight-line rents when computing its adjusted FFO.

FFO and adjusted FFO do not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Liquidity and Capital Resources

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations and the payment of dividends, while use of the company's credit facility and mortgage financing have been the principal sources of capital required to fund its growth. While the Company is positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through net cash provided by operations and through borrowings.

The Company is currently in various stages of negotiations to purchase additional commercial properties as well as evaluating various properties for acquisition. To the extent that investment opportunities exceed available cash flow from the sources mentioned above, the Company believes that it will raise additional capital through other bank credit facilities and/or securitized debt offerings. The Company also may choose to seek additional funds through future public offerings of debt or equity securities.

The Company has a revolving credit facility with a commercial bank for up to $75 million in unsecured advances. The facility has a three year term with an initial interest rate of LIBOR plus 80 basis points. The agreement requires that the Company maintain, at all times, certain financial covenants, pay an annual administration fee and certain fees based on usage of the facility. The Company is also restricted from certain transactions involving mergers, sales of assets and acquisitions of minority interests. As of June 30, 1998, $20.0 million was outstanding under this credit facility at a weighted average interest rate of 6.45%. In conjunction with the purchase of the self storage facility in San Diego/Murphy Canyon, CA, the Company assumed an $8.9 million note secured by the property. The note payable with a financial institution, matures in July 2004 and bears an interest rate of 9.0%. Prepayment of the note may not occur prior to July 2001.

Operating income from real estate activities increases as properties are acquired and/or developed and declines as properties are sold. The Company's liquidity is primarily affected by the timing and magnitude of rental property acquisition, development and disposition. In addition, the Company's liquidity will be affected by the anticipated payment of quarterly cash dividends to stockholders in the future.

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

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein or incorporated by reference:

     (3.1) Articles of Incorporation of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 10-K of Price Enterprises, Inc. filed with the Commission on March 27, 1998 (File No. 0-20449))

     (3.2) Articles Supplementary Classifying 26,000,000 Shares of Capital Stock as 8 3/4% Series A Cumulative Redeemable Preferred Stock of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-A of Price Enterprises, Inc. filed with the Commission on August 7, 1998 (File No. 0-20449))

     (4.1) Form of Series A Preferred Stock Certificate of Price Enterprises, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-A of Price Enterprises, Inc. filed with the Commission on August 7, 1998 (File No. 0-20449))

     (10.1)  Purchase  and Sale  Agreement  as Amended  for  Sacramento/Bradshaw
             Business   Park  dated  April  6,  1998,   by  and  between   Price
             Enterprises, Inc. and Ivanhoe - Bradshaw, L.L.C.

     (27)    Financial Data Schedule

(b)  Reports on Form 8-K

     1. On June 18, 1998, the Company filed a Current Report on Form 8-K, reporting pursuant to Item 2, the acquisition of an office complex in Sacramento/Bradshaw, CA, from a related party and the acquisition of a self storage facility in San Diego/Murphy Canyon, CA. The date of the earliest event reported was May 1, 1998.

     2. On July 23, 1998, the Company filed Amendment No. 1 to the above referenced Form 8-K. The Form 8-K, as amended, included the pro forma financial information relating to the acquisitions, as required by
          Item 7.

                                   SIGNATURES

     Pursuantto the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PRICE ENTERPRISES, INC.
                                           Registrant


Date: August 5, 1998                       /s/ Jack McGrory
      --------------                       --------------------------------
                                           Jack McGrory
                                           President & Chief Executive Officer


Date: August 10, 1998                      /s/ Gary W. Nielson
      ---------------                      --------------------------------
                                           Gary W. Nielson
                                           Executive Vice President,
                                           Chief Financial Officer