Form 10-Q
period 1998-09-30
PRICE ENTERPRISES INC
filed 1998-11-12
CIK 929647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

The registrant had 13,288,491 shares of common stock, par value $.0001, outstanding at October 30, 1998.

                             PRICE ENTERPRISES, INC.


                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                               Page
                                                                            ----

         Balance Sheets ...................................................    3

         Statements of Income .............................................    4

         Statements of Cash Flows .........................................    5

         Notes to Financial Statements ....................................    6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ........................   12

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK ................................................   17


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ................................................   18

ITEM 2 - CHANGES IN SECURITIES ............................................   18

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ..................................   18

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS ....................................................   18

ITEM 5 - OTHER INFORMATION ................................................   18

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .................................   18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             PRICE ENTERPRISES, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                            September 30  December 31
                                                                1998         1997
                                                             ---------    ---------
                                                            (unaudited)     (Note)
Real estate assets
   Land and land improvements                                $ 211,882    $ 193,881
   Building and improvements                                   255,907      204,184
   Fixtures and equipment                                          472          242
   Construction in progress                                      1,776          946
                                                             ---------    ---------
                                                               470,037      399,253
   Less accumulated depreciation                               (54,317)     (46,197)
                                                             ---------    ---------
                                                               415,720      353,056

Investment in real estate joint venture                          3,990           --
Cash and cash equivalents                                        3,485       27,003
Accounts receivable                                              1,792        2,360
Income tax receivable                                            7,615        8,117
Deferred rents                                                  14,399       12,400
Leasing costs, net                                               4,565        4,774
Prepaid expenses and other assets                                  450          768
                                                             ---------    ---------
         Total assets                                        $ 452,016    $ 408,478
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Revolving lines of credit and note payable                $  43,928    $      --
   Accounts payable and other liabilities                        3,609        1,854
                                                             ---------    ---------
     Total liabilities                                          47,537        1,854

Commitments

Stockholders' equity
   Series A preferred stock                                    353,403           --
   Common stock                                                      2            2
   Additional paid-in capital                                   58,691      412,321
   Accumulated deficit                                          (7,617)      (5,699)
                                                             ---------    ---------
     Total stockholders' equity                                404,479      406,624
                                                             ---------    ---------
         Total liabilities and stockholders' equity          $ 452,016    $ 408,478
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

                             PRICE ENTERPRISES, INC.
                              STATEMENTS OF INCOME
            (unaudited - amounts in thousands, except per share data)

                                                    Third Quarter          Year-to-Date
                                                 Three Months Ended      Nine Months Ended
                                                    September 30            September 30
                                                --------------------    --------------------
                                                  1998        1997        1998        1997
                                                --------    --------    --------    --------
Rental revenues                                 $ 15,915    $ 13,754    $ 45,688    $ 41,926

Expenses
   Operating and maintenance                       2,002       2,529       5,505       6,711
   Property taxes                                  1,477       1,470       5,639       5,292
   Depreciation and amortization                   3,345       2,431       8,697       7,343
   General and administrative                        682       1,425       2,194       4,118
   Provision for asset impairments                    --       2,000          --       2,000
                                                --------    --------    --------    --------
         Total expenses                            7,506       9,855      22,035      25,464
                                                --------    --------    --------    --------

Operating income                                   8,409       3,899      23,653      16,462

Interest and other
   Interest (expense) income, net                 (1,057)      1,466        (817)      5,623
   Gain (loss) on sale of real estate and
      investments, net                               184         294         184        (179)
                                                --------    --------    --------    --------
         Total interest and other                   (873)      1,760        (633)      5,444
                                                --------    --------    --------    --------

Income before provision for income taxes           7,536       5,659      23,020      21,906

Provision for income taxes                            --       1,329          --       7,992
                                                --------    --------    --------    --------

Income from continuing operations                  7,536       4,330      23,020      13,914

Discontinued operations (Note 2):
   Net loss from operations of discontinued
     merchandising segment                            --        (540)         --      (1,625)
                                                --------    --------    --------    --------

Net income                                      $  7,536    $  3,790    $ 23,020    $ 12,289
                                                ========    ========    ========    ========

Earnings per common share - basic and diluted
     Income from continuing operations          $    .32    $    .18    $    .97    $    .59
     Net income                                 $    .32    $    .16    $    .97    $    .52

Weighted average common shares outstanding
     Basic                                        23,758      23,543      23,751      23,409
     Diluted                                      23,900      23,543      23,920      23,409

Dividends per common share                      $    .35    $    .30    $   1.05    $    .90

See accompanying notes.

                             PRICE ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                       (unaudited - amounts in thousands)

                                                                         Nine Months Ended
                                                                           September 30
                                                                       --------------------
                                                                         1998        1997
                                                                       --------    --------
Operating activities
Net income                                                             $ 23,020    $ 12,289
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                       8,697       7,343
      Deferred rents                                                     (1,999)     (1,596)
      Deferred income taxes                                                  --       7,164
      Provision for asset impairments                                        --       2,000
      (Gain) loss on sale of real estate and investments, net              (184)        179
    Changes in operating assets and liabilities:
      Accounts receivable and other assets                                  838         738
      Leasing costs                                                        (260)       (175)
      Accounts payable and other liabilities                              1,755      (1,189)
      Net assets of discontinued segment                                     --       3,760
                                                                       --------    --------
  Net cash flows provided by operating activities                        31,867      30,513

Investing activities
      Additions to real estate assets                                   (62,986)     (1,818)
      Proceeds from sale of real estate assets                            1,206      16,045
      Contributions to real estate joint venture                         (3,990)         --
      Payments of notes receivable                                           --      45,878
      Net investing activities of discontinued segment                       --      (7,310)
                                                                       --------    --------
  Net cash flows (used in) provided by investing activities             (65,770)     52,795

Financing activities
      Advances to revolving lines of credit                              37,400          --
      Repayments to revolving lines of credit                            (2,400)         --
      Dividends paid                                                    (24,938)    (21,050)
      Proceeds from exercise of stock options including tax benefits        323       5,002
      Cash transferred to PriceSmart                                         --     (58,383)
                                                                       --------    --------
  Net cash flows provided by (used in) financing activities              10,385     (74,431)
                                                                       --------    --------
         Net (decrease) increase in cash                                (23,518)      8,877

Cash and cash equivalents at beginning of period                         27,003      35,831
                                                                       --------    --------
Cash and cash equivalents at end of period                             $  3,485    $ 44,708
                                                                       ========    ========

Supplemental cash flow information:
      Cash paid for interest                                           $    808    $     --

      Cash paid for income taxes                                             --       2,089
Supplemental schedule of noncash operating and financing activities:
      Assumption of note payable to acquire real estate assets            8,943          --
      Adjustment to special dividend - distribution of PriceSmart           550          --

See accompanying notes.

                             PRICE ENTERPRISES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1998

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Price Enterprises, Inc. ("PEI" or the "Company") became a publicly-traded company on December 21, 1994 following an exchange offer in which approximately
23.2 million shares of PriceCostco, Inc. were exchanged for shares of PEI. On August 29, 1997, PEI transferred its merchandising segment and certain other assets to PriceSmart, Inc. ("PriceSmart") and distributed shares of PriceSmart common stock to PEI stockholders. Since September 2, 1997, the Company has been operating as a real estate investment trust ("REIT").

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in PEI's transition report on Form 10-K for the period from September 1, 1997 to December 31, 1997.

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

Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments, as well as the methods and significant assumptions used to estimate fair values. The Company believes that the carrying values reflected in the balance sheets at September 30, 1998 and December 31, 1997 reasonably approximate the fair values for cash and cash equivalents, receivables and all liabilities. In making such assessments, the Company used estimates and market rates for similar instruments.

Income Taxes

The Company intends to meet all conditions necessary to qualify as a real estate investment trust under the Internal Revenue Code. To qualify as a real estate investment trust, the Company is required to pay dividends of at least 95% of its "REIT taxable income" each year and meet certain other criteria. As a qualifying real estate investment trust, the Company will not be taxed on income distributed to its stockholders. As a result, the accompanying financial statements contain no provision for income taxes for the third quarter and nine months ended September 30, 1998.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Prior to September 1997, income taxes were provided for in accordance with SFAS No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred taxes using the asset and liability method. Accordingly, deferred income taxes were provided to reflect temporary differences between financial and tax reporting, including: asset write-downs of real estate and related assets, deferred gains on sales of real estate, accelerated tax depreciation methods, and accruals for straight-line rents.

Restatement

In order to conform to the current fiscal reporting periods, 1997 has been restated to a calendar year with quarters ending March 31, June 30, September 30, and December 31.


Note 2 - Discontinued Operations

As discussed in Note 1, on August 29, 1997 Price Enterprises completed a distribution of its merchandising segment and certain other assets. Accordingly, results of operations and cash flows of the Company's merchandising segment have been reported as a discontinued segment for the third quarter and year-to-date periods of 1997 presented in the financial statements. The results of operations and cash flows of other assets and liabilities transferred to PriceSmart that were not part of the merchandising segment are included in the Company's continuing operations.

Summarized results of operations of the discontinued merchandising segment for the third quarter and year-to-date period of 1997 were as follows (amounts in thousands, except per share data):

                                                                        Three Months            Nine Months
                                                                           Ended                  Ended
                                                                     September 30, 1997     September 30, 1997
                                                                     ------------------     ------------------
     Sales                                                              $       9,463          $      35,580
     Other revenues                                                             1,146                  3,876
     Cost of sales                                                             (8,609)               (32,677)
     Operating expenses                                                        (2,930)                (9,475)
     Minority interest                                                             14                    (59)
     Income tax benefit                                                           376                  1,130
                                                                        -------------          -------------
                                                                        $        (540)         $      (1,625)
                                                                        =============          =============
     Discontinued operations loss per share - basic and diluted         $        (.02)         $        (.07)
                                                                        =============          =============

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


Note 3 - Real Estate Acquisitions and Dispositions

Acquisitions

The Company acquired the following properties during the nine months ended September 30, 1998:

                                                                             Date          Gross Leasable      Purchase Price
Location                                  Description                      Acquired          Square Feet           (000's)
--------                                  -----------                      --------          -----------           -------
Sacramento, CA                            office complex                    5/1/98             300,000             $35,551
San Diego/Murphy Canyon, CA               self-storage facility             5/26/98            242,000              17,750
Solana Beach, CA                          land (future development)         6/22/98               --                 3,450
San Diego/Rancho San Diego, CA            retail complex                    7/13/98            100,000              11,300
Fresno, CA                                land (future development)         7/29/98               --                 3,950

The Company funded these acquisitions through available cash, advances under its unsecured revolving credit facility, and by assuming a note payable in conjunction with the San Diego/Murphy Canyon, CA self-storage facility purchase. There were no acquisitions of properties during the prior year.

On May 28, 1998, the Company announced a joint venture with River Park Properties to develop a 173,000 square foot retail and commercial center in Fresno, CA. The Company purchased the land from PriceSmart at an appraised value of $3.95 million and contributed the land to the joint venture.

Dispositions

During the third quarter of 1998, the Company sold a free-standing restaurant building at the Azusa, CA site resulting in a $184,000 gain. This building was considered incidental to the Company's main business. No properties were sold during the first two quarters of 1998. For 1997 year-to-date, the Company sold properties located in Gaithersburg, MD, Houston, TX, Sacramento/65th Expwy, CA, Suitland, MD, Chula Vista/Oxford St., CA and Sacramento/North Highlands, CA. All remaining properties held for sale in the prior year were transferred to PriceSmart in August 1997.

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

                                           Three Months Ended September 30       Nine Months Ended September 30
                                           -------------------------------       ------------------------------
                                               1998               1997               1998               1997
                                            ----------         ----------         ----------         ----------
Weighted average shares outstanding         23,757,628         23,543,347         23,750,703         23,408,918
Effect of dilutive securities:
    Employee stock options                     142,447                 --            169,477                 --
                                            ----------         ----------         ----------         ----------
Weighted average shares
    outstanding - assuming dilution         23,900,075         23,543,347         23,920,180         23,408,918
                                            ==========         ==========         ==========         ==========

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 4 - Net Income Per Share (continued)

On September 16, 1998 the Company announced a self-tender offer to purchase its common stock at $5.50 per share. Upon completion of the offer on October 21, 1998, approximately 10.5 million shares or 44% of the outstanding shares of common stock were purchased for $57.6 million. The Company now has approximately
13.3 million shares of its common stock outstanding.

Note 5 - Credit Facilities and Note Payable

The Company has a revolving credit facility with a commercial bank, which was recently amended. The credit facility, which originally allowed for up to $75 million in unsecured advances, now provides for a maximum principal amount of $50 million and its term was amended to expire on December 31, 1998. The credit facility bears interest at LIBOR plus 80 basis points at the Company's leverage ratio on September 30, 1998. Due to certain financial covenants and restrictions, upon completion of the common stock buy-back, the credit facility will have an interest rate of LIBOR plus 90 basis points until its expiration. As of September 30, 1998, the Company had $10.0 million outstanding under this credit facility at a weighted average interest rate of 6.4%.

On September 15, 1998, the Company obtained an additional $50 million credit facility with a financial institution (the "New Credit Facility"). The New Credit Facility has a term of 12 months and bears interest at LIBOR plus 30 basis points. Sol Price (a significant stockholder of the Company and the father of Robert Price, the Company's Chairman of the Board), Helen Price (Sol Price's spouse) and the Sol & Helen Price Trust (the "Trust") have entered into a Guaranty and Pledge Agreement (the "Guaranty") in which they have agreed to guaranty the Company's obligations under the New Credit Facility and the Trust granted the financial institution a continuing security interest in U.S. Treasury Notes having a value greater than the amount outstanding under the New Credit Facility to secure their obligations under the Guaranty. As of September 30, 1998, $25.0 million was outstanding under the New Credit Facility at an interest rate of 5.9%

In conjunction with its purchase of the self storage facility in San Diego/Murphy Canyon, CA, the Company assumed an $8.9 million note secured by the property. The note, payable to a financial institution, matures in July 2004 and bears an interest rate of 9.0%. Prepayment of the note may not occur prior to July 2001.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 6 - Stockholders' Equity

On August 17, 1998, the Company distributed, to stockholders of record as of July 30, 1998, one share of newly created 8 3/4% Series A Cumulative Redeemable Preferred Stock, par value $.0001, for each share of common stock held by them on the record date. No capital was raised through this transaction. The Series A Preferred Stock will pay quarterly dividends at a rate of $1.40 per year and have a liquidation preference of $16.00 per share. Prior to the distribution of Series A Preferred Stock, dividends were paid on the Company's common stock. Future dividends will be paid on the Series A Preferred Stock until earnings required to be distributed as a REIT exceed the $1.40 preferred dividend paid per year. At that time, any dividends in excess of $1.40 will be paid to the common stockholders. The Company has an option to redeem the Series A Preferred Stock anytime after August 16, 2003 at a redemption price of $16.00 per share plus accrued and unpaid dividends, if any. Holders of the Series A Preferred Stock have one-tenth of one vote per share, voting together with the Company's common stock.

The Series A Preferred Stock began trading on The Nasdaq Stock Market under the symbol "PRENP" on August 18, 1998. The total market value of the Series A Preferred Stock is based on the closing price on its first day of trading and is reflected on the balance sheet as Series A Preferred Stock. Additional paid in capital was reduced by the Series A Preferred Stock's value to reflect the Company's change in capital structure.

Note 7 - Subsequent Events

Subsequent to September 30, 1998 the Company declared a cash dividend of $0.35 per Series A Preferred share, totaling approximately $8.3 million, payable on November 16, 1998 to stockholders of record on November 2, 1998.

On October 21, 1998, the Company completed its tender offer and purchased 10.5 million shares of its common stock at a cost of $57.6 million. Funding for this purchase of common stock was from the two unsecured credit facilities.

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

The following discussion and analysis compares the results of operations for the third quarter and year-to-date periods of 1998 to the corresponding periods of 1997, and it should be read in conjunction with the financial statements and the accompanying notes. Due to the change in fiscal reporting periods, 1997 has been restated to a calendar year with quarters ending March 31, June 30, September 30, and December 31. Variations in quarterly results may not be indicative of results for the full fiscal year ending December 31, 1998. The analysis below reflects the distribution of PriceSmart and the presentation of the merchandising segment as discontinued operations for the third quarter and year-to-date periods of 1997. See Note 1 of the notes to the financial statements. In those instances where changes are attributed to more than one factor, the factors are presented in descending order of importance. All dollar amounts are in thousands.

Rental Revenues
                                     Rental                              Percent
                                    Revenues           Change            Change
                                    --------           ------            ------
3rd Quarter - 1998                  $15,915           $ 2,161                16%
3rd Quarter - 1997                   13,754                --                --

Year-to-Date - 1998                  45,688             3,762                 9%
Year-to-Date - 1997                  41,926                --                --

During the third quarter of 1998, revenues increased $2.1 million from properties acquired subsequent to the third quarter of last year Revenues generated by the portfolio of properties in place during both periods showed no material change. This was primarily due to a loss of revenue of approximately $288,000 from the Dallas, TX property due to the Homeplace bankruptcy, which offset increases at other properties.

The increase in revenue for the nine month year-to-date period of 1998 compared to the prior year was primarily due to properties acquired subsequent to the third quarter of last year which generated $4.1 million in revenues. The self-storage business expansion generated an additional $1.1 million. This increase was partially offset by a decrease of $2.0 million from properties sold or transferred to PriceSmart prior to the third quarter of 1998. Revenues generated by the portfolio of properties in place during both periods increased $0.8 million or 2%. This increase was primarily a result of new leases and was somewhat offset by a decrease in revenues of approximately $369,000 due to the Homeplace bankruptcy at the Dallas, TX location.

Expenses
                                                                        Percent
                                      Amount            Change           Change
                                      ------            ------           ------
3rd Quarter - 1998                   $ 7,506           $(2,349)           -24%
3rd Quarter - 1997                     9,855                --              --

Year-to-Date - 1998                   22,035            (3,429)           -13%
Year-to-Date - 1997                   25,464                --              --

Expenses in the third quarter and year-to-date periods of 1998 compared to the same periods in 1997 decreased primarily due to a $2.0 million asset impairment charge taken in 1997. In addition, expenses decreased for the third quarter and year-to-date periods of 1998 compared to the prior year due to a reduction in general and administrative expenses. General and administrative expenses for the third quarter of 1997 included $1.0 million of expense and $1.5 million year-to-date related to the PriceSmart spin-off, consisting of insurance, legal and accounting fees. A reduction in executive management and related payroll and benefits related to the PriceSmart distribution provided a decrease of $0.5 million year-to-date.

The combined decrease in operating and maintenance expense and property taxes during the third quarter and year-to-date periods of 1998 was primarily due to properties sold or transferred to PriceSmart in the distribution, which reduced these expenses $0.2 million in the third quarter and $1.1 million year-to-date. This decrease, plus a slight reduction in expenses from the portfolio of properties in place during both periods, were partially offset by an increase in expenses from properties acquired subsequent to third quarter last year of $0.3 million in the third quarter and $0.6 million year-to-date in the current year. The increase in depreciation compared to the prior year is primarily due to the properties acquired subsequent to the third quarter of 1997.

Operating Income
                                       Operating                         Percent
                                         Income          Change          Change
                                         ------          ------          ------
3rd Quarter - 1998                      $ 8,409         $ 4,510             116%
3rd Quarter - 1997                        3,899              --

Year-to-Date - 1998                      23,653           7,191              44%
Year-to-Date - 1997                      16,462              --              --

The increase in operating income for the third quarter and year-to-date periods of 1998 compared to the same periods in the prior year were primarily a result of the changes in revenues and expenses discussed above.

Interest (Expense) Income, net                                          Percent
                                      Amount            Change          Change
                                      ------            ------          ------
3rd Quarter - 1998                    $(1,057)         $(2,523)         -172%
3rd Quarter - 1997                      1,466               --            --

Year-to-Date - 1998                      (817)          (6,440)         -115%
Year-to-Date - 1997                     5,623               --            --

The change in net interest for the third quarter and nine months ended September 30, 1998 resulted from a decrease in interest income and an increase in interest expense compared to the same period in 1997. Prior to the second quarter of 1998, the Company had no debt outstanding. During the third quarter of 1998, the Company incurred $1.2 million in interest cost related to its unsecured revolving credit facilities and assumed note payable associated with the Company's recently acquired self storage facility. Of that amount, approximately $119,000 was capitalized to real estate assets. At the same time, interest income for the third quarter and nine months ended September 30, 1998 decreased compared to the prior year due to the repayment of a $41 million note receivable and a transfer of cash and certain notes receivable to PriceSmart in August 1997. The Company used remaining cash for property acquisition and development opportunities.

Gain (loss) on Sale of Real Estate and Investments, net

The Company recognized a gain of $184,000 in the third quarter of 1998 related to the sale of a free-standing restaurant building in Azusa, CA. During the third quarter of 1997, the Company recognized a $294,000 gain related primarily to the sale of property in Gaithersburg, MD. The 1997 year-to-date amount also includes losses on the sale of properties in Houston, TX and Suitland, MD as well as a gain related to the sale of the Company's options to purchase stock in a privately held automobile broker.

Provision for Income Taxes

Because the Company has been operating as a REIT since September 1, 1997, there is no income tax expense for the third quarter and nine month year-to-date periods ended September 30, 1998. The provision for income taxes during the prior year was provided at an effective tax rate of 41% through August 1997, prior to the Company becoming a REIT for income tax purposes as of September 1997.

Adjusted Funds From Operations                                Three Months Ended          Nine Months Ended
                                                                 September 30               September 30
                                                            ----------------------      ----------------------
                                                              1998          1997          1998          1997
                                                            --------      --------      --------      --------
Income before provision for income taxes                    $  7,536      $  5,659      $ 23,020      $ 21,906
Depreciation and amortization                                  3,345         2,431         8,697         7,343
Provision for asset impairments                                   --         2,000            --         2,000
(Gain) loss on sale of real estate and investments, net           --          (294)           --           179
Other                                                            430            --           430            --
                                                            --------      --------      --------      --------
         Funds from operations                                11,311         9,796        32,147        31,428
Straight-line rents                                             (751)         (654)       (2,023)       (1,690)
                                                            --------      --------      --------      --------
         Adjusted funds from operations                     $ 10,560      $  9,142      $ 30,124      $ 29,738
                                                            ========      ========      ========      ========

Funds from operations ("FFO") during the third quarter of 1998 increased 15% from $9.8 million to $11.3 million primarily as a result of an increase of $1.8 million generated from properties acquired after the third quarter of 1997 and a reduction in general and administrative expenses of $0.7 million. Excluding income earned from assets transferred to PriceSmart, FFO during the third quarter of 1998 increased 36% compared to the third quarter of 1997 from $8.3 million to $11.3 million. FFO for the nine month period increased 2% from $31.4 million to $32.1 million. Year-to-date FFO excluding income earned from assets transferred to PriceSmart increased 23% from $26.2 million to $32.1 million.

Real estate industry analysts generally consider FFO to be a supplemental measure of performance for real estate-oriented companies. In general, FFO adjusts net income for noncash charges such as depreciation, amortization and most non-recurring gains and losses. As defined by the National Association for Real Estate Investment Trusts ("NAREIT"), FFO is net income determined in accordance with generally accepted accounting principles ("GAAP"), excluding depreciation and amortization expense, and gains (losses) from certain sales of property. The Company has historically excluded provisions for asset impairments and gains (losses) from sale of investments in determining FFO. In addition, due to the significance of straight-line rent accruals, which represent noncash revenues associated with fixed future minimum rent increases, the Company has adjusted the NAREIT definition to eliminate straight-line rents when computing its adjusted FFO.

FFO and adjusted FFO do not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Liquidity and Capital Resources

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations and the payment of dividends, while use of the company's credit facilities and mortgage financing have been the principal sources of capital required to fund its growth. While the Company is positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through net cash provided by operations and through borrowings.

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

From time to time the Company will consider the sale of properties to better align the portfolio with the Company's geographic and tenant composition strategies. The Company is under contract to sell a property from the portfolio for approximately $6 million. The Company is also in various stages of contractual negotiations for the sale of certain other properties. There can be no assurance that these sales will be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies. Any proceeds from property sales would most likely be reinvested in other properties which better meet the Company's portfolio objectives.

On September 15, 1998, the Company announced its intention to purchase approximately 10 million shares of its common stock for $5.50 per share. To fund this purchase, the Company obtained a $50 million credit facility with a financial Institution (the "New Credit Facility"). The New Credit Facility has a term of twelve months and bears interest at LIBOR plus 30 basis points. Sol Price (a significant stockholder of the Company and the father of Robert Price, the Company's Chairman of the Board), Helen Price (Sol Price's spouse) and the Sol & Helen Price Trust (the "Trust") have entered into a Guaranty and Pledge Agreement (the "Guaranty") in which they have agreed to guaranty the Company's obligations under the New Credit Facility and the Trust granted the financial institution a continuing security interest in U.S. Treasury Notes having a value greater than the amount outstanding under the New Credit Facility to secure their obligations under the Guaranty. As of September 30, 1998, $25.0 million was outstanding under the New Credit Facility at an interest rate of 5.9%. As of October 31, 1998, $50.0 million was outstanding under the New Credit Facility.

The Company recently amended its existing unsecured revolving credit facility with a commercial bank. The credit facility, which originally allowed for up to $75 million in unsecured advances, now provides for a maximum principal amount of $50 million and its term was amended to expire on December 31, 1998. The credit facility bears interest at LIBOR plus 80 basis points at the Company's leverage ratio on September 30, 1998. The agreement requires that the Company maintain, at all times, certain financial covenants, pay an annual administration fee and certain fees based on usage of the facility. The Company also is restricted from certain transactions involving mergers, sales of assets and acquisitions of minority interests. Based on these financial covenants and restrictions, upon completion of the common stock buy-back, the credit facility will have an interest rate of LIBOR plus 90 basis points until its expiration. As of September 30, 1998, $10.0 million was outstanding under this credit facility at a weighted average interest rate of 6.4%. As of October 31, 1998, $40.3 million was outstanding under this credit facility.

The Company currently is in final negotiations with a commercial bank to obtain another credit facility to refinance the expiring credit facility. The Company has not yet determined whether it will seek to refinance the New Credit Facility at the same time it refinances the expiring credit facility.

In conjunction with the purchase of the self storage facility in San Diego/Murphy Canyon, CA, the Company assumed an $8.9 million note secured by the property. The note, payable with a financial institution, matures in July 2004 and bears an interest rate of 9.0%. The note does not permit repayment prior to July 2001.

On August 17, 1998, the Company distributed, to stockholders of record as of July 30, 1998, one share of newly created 8 3/4% Series A Cumulative Redeemable Preferred Stock, par value $.0001, for each share of common stock held by them on the record date. No capital was raised through this transaction. The Series A Preferred Stock will pay quarterly dividends at a rate of $1.40 per year and have a liquidation preference of $16.00 per share. Prior to the distribution of Series A Preferred Stock, dividends were paid on the Company's common stock. Future dividends will be paid on the Series A Preferred Stock until earnings required to be distributed as a REIT exceed the $1.40 preferred dividend paid per year. At that time, any dividends in excess of $1.40 will be paid to the common stockholders. The Company has an option to redeem the Series A Preferred Stock anytime after August 16, 2003 at a redemption price of $16.00 per share plus accrued and unpaid dividends, if any.

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

In connection with the Company's operating properties, the Company is evaluating all systems that contain embedded chips such as security systems, elevators, lighting, and HVAC systems. The Company will continue to commit the resources necessary for the management and elimination of Year 2000 risks. Although it is not possible to quantify the total cost of all corrections at this time, the Company does not expect that these costs will have a material adverse effect on its operations or financial condition. The Company expects that all internal Year 2000 issues will be solved prior to the year 2000.

The Company is currently evaluating the Year 2000 readiness of third parties such as tenants and vendors, and the impact, if any on the Company. However, the Company cannot quantify or ensure that these external systems, whether certified to be Year 2000 compliant or not, would not create difficulties before, on, or after the year 2000.

The Company intends to develop a contingency plan to handle its most likely worst case Year 2000 scenario. The Company has not yet identified its most likely worst case scenerio. The Company will determine its worst case scenario after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. Following its analysis, the Company intends to develop a timetable for completing its contingency plans.

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

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein or incorporated by reference:

     (10.1) Revolving Credit Agreement dated as of March 31, 1998 among the
            Company, Union Bank of Switzerland and Union Bank of Switzerland, as Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

     (10.2) Amendment No. 1 to Revolving Credit Agreement dated as of August 27,
            1998 among the Company, Union Bank of Switzerland and Union Bank of Switzerland, as Agent (incorporated herein by reference to Exhibit
            (b)(2) to Issuer Tender Offer Statement on Schedule 13-E4 of Price Enterprises, Inc. filed with the Commission on September 17, 1998 (File No. 005-43425))

     (10.3) Letter Agreement dated as of September 15, 1998 by and between the Company and Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit (b)(3) to Issuer Tender Offer Statement on Schedule 13-E4 of Price Enterprises, Inc. filed with the Commission on September 17, 1998 (File No. 005-43425))

     (10.4) Guaranty and Pledge Agreement dated as of September 15, 1998 among
            Sol Price, Helen Price, The Sol & Helen Price Trust and Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit (c)(1) to Issuer Tender Offer Statement on Schedule 13-E4 of Price Enterprises, Inc. filed with the Commission on September 17, 1998 (File No. 005-43425))

     (10.5) The Price Enterprises 1995 Combined Stock Grant and Stock Option
            Plan (incorporated herein by reference to Exhibit 10.23 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449))

     (10.6) First Amendment to The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (incorporated herein by reference to Exhibit
            4.1 to Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the Commission on September 2, 1998 (File No. 333-62723))

     (10.7) The Price Enterprises Directors' 1995 Stock Option Plan
            (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form 10 of Price Enterprises, Inc., filed with the Commission on December 13, 1994 (File No. 0-20449))

     (10.8) First Amendment to the Price Enterprises Directors' 1995 Stock
            Option Plan (incorporated herein by reference to Exhibit 4.7 to Transition Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 27, 1998))

     (10.9) Second Amendment to The Price Enterprises Directors' 1995 Stock
            Option Plan (incorporated herein by reference to Exhibit 4.5 to Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the Commission on September 2, 1998 (File No. 333-62723))

    (10.10) Form of Amended and Restated Non-Qualified Stock Option Agreement under the 1995 Plan (incorporated herein by reference to Exhibit 4.6 to Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the Commission on September 2, 1998 (File No. 333-62723))

    (10.11) Form of Amended and Restated Non-Qualified Stock Option Agreement under the Director's Plan (incorporated herein by reference to Exhibit 4.7 to Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the Commission on September 2, 1998 (File No. 333-62723))

     (27.1) Financial Data Schedule

(b)  Reports on Form 8-K

     1. On July 23, 1998, the Company filed Amendment No. 1 to the Current Report on Form 8-K reporting pursuant to Item 2 the acquisition of an office complex in Sacramento, CA from a related party and the acquisition of a self storage facility in San Diego, CA. The date of the earliest event reported was May 1, 1998. The Form 8-K, as amended, included the pro forma financial information relating to the acquisitions, as required by Item 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PRICE ENTERPRISES, INC.

                                         Registrant


Date: November 11, 1998                  /s/ Jack McGrory
                                         ---------------------------
                                         Jack McGrory
                                         President & Chief Executive Officer


Date: November 11, 1998                  /s/ Gary W. Nielson
                                         ---------------------------
                                         Gary W. Nielson
                                         Executive Vice President,
                                         Chief Financial Officer