Form 10-K
period 1998-12-31
PRICE ENTERPRISES INC
filed 1999-03-29
CIK 929647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM __________________ TO __________________.

                         COMMISSION FILE NUMBER 0-20449
                            ------------------------

                            PRICE ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

           MARYLAND                       33-0628740
 (State or other jurisdiction          (I.R.S. Employer
              of
incorporation or organization)       Identification No.)

               4649 MORENA BOULEVARD, SAN DIEGO, CALIFORNIA 92117

              (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 619-581-4530

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.0001 Par Value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 15, 1999 was $38,847,455 based on the last reported sale price of $5.00 per share on March 15, 1999.

    The number of outstanding shares of the registrant's common stock as of March 15, 1999 was 13,293,456.

    DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PRICE ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

PART I
    Item 1.      Business...........................................          3
    Item 2.      Properties.........................................         13
    Item 3.      Legal Proceedings................................ .         16
    Item 4.      Submission of Matters to a Vote of Security
                   Holders..........................................         16
    Item 4A.     Executive Officers of the Registrant...............         17
PART II
    Item 5.      Market for Registrant's Common Equity and Related
                   Stockholder Matters..............................         18
    Item 6.      Selected Financial Data............................         20
    Item 7.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............         20
    Item 7A.     Quantitative and Qualitative Disclosures About
                   Market Risk......................................         33
    Item 8.      Financial Statements and Supplementary Data........         35
    Item 9.      Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..............         69
PART III
    Item 10.     Directors and Executive Officers of the
                   Registrant.......................................         69
    Item 11.     Executive Compensation.............................         69
    Item 12.     Security Ownership of Certain Beneficial Owners and
                   Management.......................................         69
    Item 13.     Certain Relationships and Related Transactions.....         69
PART IV
    Item 14.     Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K..............................         70

                           FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. To the extent statements in this Form 10-K involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements contain risks and uncertainties which include those identified in this Form 10-K and other risks identified from time to time in our filings with the Securities and Exchange Commission (SEC), press releases and other communications. We assume no obligation to update forward-looking statements.

    In this Form 10-K:

    - "Company," "we," "our," "PEI," and "us" means Price Enterprises, Inc.

    - "REIT" means real estate investment trust

    - "GLA" means gross leasable area

    - "FFO" means funds from operations

                                     PART I

ITEM 1--BUSINESS

FORMATION OF THE COMPANY AND SUBSEQUENT TRANSACTIONS

    Price Enterprises, Inc is a REIT incorporated in the state of Maryland. Our principal business is to own, acquire, develop, operate, manage and lease real property. We originally incorporated in July 1994 as a Delaware corporation and began operations as a wholly owned subsidiary of Costco Companies, Inc. (Costco), formerly Price/Costco, Inc.

    In 1994 Costco spun-off PEI and transferred to PEI the following as part of a voluntary exchange offer:

    - substantially all of the real estate assets which historically formed Costco's non-club real estate business segment

    - four existing Costco warehouses adjacent to certain transferred properties (which we subsequently leased back to Costco in August 1994)

    - certain merchandising business entities

    - notes receivable from various municipalities and agencies (City Notes)

    - certain other assets

    In June 1997, our Board of Directors determined that it would be in the best interest of our Company and our stockholders to separate our core real estate business from our merchandising businesses. Accordingly, our board approved a spin-off transaction in which we would continue to conduct our real estate business consisting of an initial asset base of 27 retail properties and $40 million of cash following the spin-off. PEI's merchandising businesses, real estate properties held for sale by PEI, the City Notes and certain secured notes receivable from buyers of properties formerly held by PEI would be spun-off to PriceSmart, Inc. (PriceSmart), a Delaware corporation and a wholly-owned subsidiary of PEI.

    On August 29, 1997, we separated ourself from PriceSmart by distributing one share of common stock of PriceSmart for every four shares of common stock held by our stockholders of record on August 15, 1997 pursuant to a distribution agreement between PEI and PriceSmart (the Distribution). Since the Distribution, we engage in a combination of acquiring, developing, owning, managing and/or selling real estate assets, primarily shopping centers.

    The Distribution resulted in our Company becoming eligible to elect Federal tax treatment as a REIT. In addition, we distributed an amount of taxable dividends at least equal to our current and accumulated earnings and profits, much of which represented an allocation from Costco as a result of the spin-off by Costco of PEI in December 1994. By qualifying as a REIT, we substantially eliminate our obligation to pay taxes on income.

OVERVIEW OF THE COMPANY'S BUSINESS

    Our current property portfolio substantially consists of shopping centers and "power centers" leased to major retail tenants including Costco, The Sports Authority, The Home Depot, Kmart, Marshalls, PETsMART and Borders Books and Music. We receive approximately 60% of annual minimum rents from tenants with investment grade credit ratings.

    For a description of our properties and of material developments during the year regarding these investments and our Company as a whole please refer to "Item 2--Properties" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

    Our business strategy is to continue to enhance the value and operating income of our portfolio by, among other things, completing the development and leasing of existing properties and acquiring new investment properties. In making new real estate investments, we emphasize acquiring well-located income-producing commercial properties, principally occupied by credit rated tenants in the western and northeastern United States, with attractive yields and potential for increases in income and capital appreciation. We may also take advantage of particularly attractive investments in other geographic areas and product types in order to enhance stockholder value. In addition, we will, from time to time, consider disposing or exchanging existing investments in order to improve our investment portfolio or increase our funds from operations. We continuously evaluate our properties and review potential strategies of repositioning or redeveloping our properties in order to maximize FFO and enhance property values. Our investment and portfolio management goal is maximizing FFO and distributions to our stockholders. We also own and operate a self storage business, "Price Self Storage," with two facilities open in San Diego, CA at year end. We will continue to expand Price Self Storage on a limited basis and plan to open two more facilities in the first quarter of 1999. In addition to the self storage business, our portfolio includes one office complex (Sacramento/Bradshaw, CA) and one multi-use property (San Diego, CA) which includes retail, office and self storage.

    We provide property management for all but one of our properties, which we will manage directly beginning in July 1999. Self-management enables us to more closely control leasing and management of our property. Internal property management also provides opportunities for operating efficiencies by enabling us to acquire additional properties without proportionate increases in property management expenses. Our property management program is implemented by property management and leasing professionals located in offices in San Diego, CA, Fairfax, VA and White Plains, NY.

    Our operating results depend on:

    - performance and continuing viability of the existing tenants in our current real estate investment portfolio

    - the existence of new replacement tenants

    - competition from other retail centers and other forms of retail shopping, including internet commerce

    Our growth depends on:

    - availability of new real estate investment opportunities

    - return on investment of new real estate investment opportunities

    - cost of capital related to new real estate investments

    Real estate industry cycles heavily influence our performance as a REIT. We discuss this further in "Factors That May Affect Future Performance-- Economic Performance and Value of Centers Dependent on Many Factors" located elsewhere in this Form 10-K.

COMPETITION

    We compete with a wide variety of corporate and individual real estate developers and real estate investment trusts which have similar investment objectives and may have greater financial resources, larger staffs or longer operating histories than us.

    We compete with other property owners to obtain tenants for our retail shopping center properties. Our competitive advantages are primarily based on significant customer traffic generated by our national and regional tenants, competitive lease terms and relatively high occupancy rates. The closing or relocation of any anchor tenant could have a material adverse effect on the operation of a shopping center. We discuss this further in "Factors That May Affect Future Performance--Competition for Acquisition of Real Estate" located elsewhere in this Form 10-K.

SIGNIFICANT TENANTS

    Our Company's eight largest tenants account for approximately 44% of total GLA and approximately 52% of our total annual minimum rent revenues. We show certain information about these tenants in the following table (dollars in thousands):

                                                  AREA UNDER    PERCENT OF      ANNUAL       PERCENT OF
                                     NUMBER       LEASE (SQ.     GLA UNDER     MINIMUM      TOTAL ANNUAL
TENANT                              OF LEASES         FT)          LEASE         RENT       MINIMUM RENT
--------------------------------  -------------  -------------  -----------  ------------  --------------
Costco..........................            4         618,192        15.0%   $    8,307.9         17.2%
The Sports Authority............            8         341,217         8.3%        4,333.5          9.0%
The Home Depot..................            2         214,173         5.2%        2,550.7          5.3%
AT&T Wireless...................            1         156,576         3.8%        2,240.0          4.6%
Level One Communications........            1         140,369         3.4%        2,167.7          4.5%
Kmart...........................            1         110,054         2.7%        2,027.2          4.2%
Marshalls.......................            2          87,968         2.1%        1,826.3          3.8%
PETsMART........................            6         155,785         3.8%        1,603.4          3.3%
                                           --
                                                 -------------  -----------  ------------        ------
                                           25       1,824,334        44.3%   $   25,056.7         51.9%
                                           --
                                           --
                                                 -------------  -----------  ------------        ------
                                                 -------------  -----------  ------------        ------

    It is not uncommon for economic conditions, market surpluses of retail space, internet purchasing and competitive pressures to negatively impact a retail operator's financial results, especially smaller retail operators. Caldor, a large retailer, filed for Chapter XI bankruptcy protection and announced in January 1999 they intend to close their store at our Moorestown, NJ property. When a tenant files for bankruptcy we assess our alternatives for the potentially available space. We are currently evaluating alternative uses for the space Caldor will be vacating. We discuss this further in "Factors That May Affect Future Performance--Risk of Bankruptcy of Major Tenants" located elsewhere in this Form 10-K.

ENVIRONMENTAL MATTERS

    Our properties are affected by Federal, state and local environmental laws. These laws relate to the discharge of materials and protection of the environment. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. The properties listed below have required remediation and clean-up of certain past industrial activity:

    - Azusa, CA

    - Pentagon City, VA

    - Signal Hill, CA

    - New Britain, CT

    Expenses related to monitoring and cleaning up these properties have not been material to our operations. While we cannot predict with certainty the future costs of such clean up activities, or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

    We owned additional properties with environmental issues that we sold prior to the Distribution or that we transferred to PriceSmart in the Distribution. PriceSmart agreed to indemnify us for environmental liabilities arising out of these properties.

EMPLOYEES

    We employed 45 employees as of December 31, 1998 including 15 responsible for property management, 19 employed in finance and administration and 11 employed in the self storage business.

SEASONALITY

    Our real estate operations generally are not subject to seasonal fluctuations.

CORPORATE HEADQUARTERS

    Our headquarters is in San Diego, CA adjacent to the Morena Boulevard Costco facility, and we believe that our current facilities meet our expected requirements over the next 12 months.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    ECONOMIC PERFORMANCE AND VALUE OF CENTERS DEPENDENT ON MANY FACTORS. Real property investments are subject to varying degrees of risk. The economic performance and values of real estate can be affected by many factors, including:

    - changes in the national, regional and local economic climates

    - local conditions such as an oversupply of space or a reduction in demand for real estate in the area

    - the attractiveness of the properties to tenants

    - competition from other available space

    - the ability of the owner to provide adequate maintenance and insurance

    - increased operating costs

    MARKET FORCES IN THE RETAIL INDUSTRY COULD AFFECT OUR ABILITY TO LEASE SPACE. In recent years, there has been a proliferation of new retailers and a growing consumer preference for value-oriented shopping alternatives, such as internet commerce, that have heightened competitive pressures. In certain areas of the country, there may also be an oversupply of retail space. As a consequence, many companies in all sectors of the retailing industry have encountered significant financial difficulties. A substantial portion of our income comes from rental revenues from retailers in community shopping centers and power centers. Accordingly, no assurance can be given that our financial results will not be adversely affected by these developments in the retail industry.

    DEPENDENCE ON RENTAL INCOME FROM REAL PROPERTY. Substantially all of our income is derived from rental income from real property. Accordingly, our income and funds available for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us or if we were unable to lease a significant amount of space in our properties on economically favorable lease terms. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that we will be able to re-lease space on economically advantageous terms.

    ILLIQUIDITY OF REAL ESTATE INVESTMENTS. Equity real estate investments are relatively illiquid and therefore tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, to the extent the properties are not subject to triple net leases, certain significant expenditures such as real estate taxes and maintenance costs are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our income and funds available for distribution would be adversely affected.

    RISK OF BANKRUPTCY OF MAJOR TENANTS. The bankruptcy or insolvency of a major tenant or a number of smaller tenants may have an adverse impact on the properties affected and on the income produced by such properties. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If a tenant in bankruptcy assumes its lease with us, such tenant must cure all defaults under the lease and provide us with adequate assurance of its future performance under the lease. If a tenant in bankruptcy rejects the lease, our claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. We may not receive all amounts owed us under terms of a lease if a tenant rejects a lease in bankruptcy due to certain limits imposed by bankruptcy laws.

    RELIANCE ON MAJOR TENANTS. As of December 31, 1998, our largest tenant was Costco which accounted for approximately 17.2% of our total annual minimum rent revenue. In addition to our four properties where Costco is the major tenant, Costco warehouses are adjacent to an additional 18 of our properties. If Costco were to terminate a lease with us or a lease for space adjacent to our properties, certain of our tenants at such properties would have rights to reduce their rent or terminate their leases. In addition, tenants at such properties, including those with termination rights, could elect not to extend or renew their lease at the end of the lease term. Our financial position and our ability to make distributions may be adversely affected by financial difficulties experienced by Costco, or any of our other major tenants, including a bankruptcy, insolvency or general downturn in business of any major tenant, or in the event any major tenant does not renew its leases as they expire.

    CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS. Robert E. Price, who is our Chairman of the Board, and Sol Price, a significant stockholder of PEI and the father of Robert E. Price, beneficially owned as of December 31, 1998 an aggregate of approximately 5.1 million shares, or 38% of the outstanding PEI common stock. See "Item 12--Security Ownership of Certain Beneficial Owners and Management." Robert Price and Sol Price also beneficially owned as of year end an aggregate of approximately 8.3 million shares, or 35% of the outstanding Series A Preferred Stock distributed to stockholders in August 1998. As a result, these stockholders will effectively control the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, their ownership could discourage acquisition of our common stock by potential investors, and could decrease the likelihood of any takeover, possibly depressing the trading price of our common stock.

    COMPETITION FOR ACQUISITION OF REAL ESTATE. We face competition in the acquisition, operation and sale of our properties. Competition can be expected from other businesses, individuals, fiduciary accounts and plans and other entities engaged in real estate investment. Some of our competitors are larger than us and have greater financial resources available to them. This competition may result in a higher cost for properties we wish to purchase.

    ENVIRONMENTAL RISKS. Under various Federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). In addition, we may have arranged for the disposal or treatment of hazardous or toxic substances and may be liable under these environmental laws as a result of such activity. These environmental liabilities may be imposed whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. Any such liability, if imposed, could have a material adverse effect on our business and our funds available for distribution.

    TAXATION OF THE COMPANY. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code), beginning with the four months ended December 31, 1997. To maintain our status as a REIT for Federal income tax purposes, we generally are required each year to distribute to our stockholders at least 95% of our taxable income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain income for the calendar year and any amount of such taxable income that was not distributed in prior years. As long as we meet the requirements under the Code for qualification as a REIT each year, we will be entitled to a deduction when calculating our taxable income for dividends paid to our stockholders. For us to qualify as a REIT, however, certain detailed technical requirements must be met (including certain income, asset and stock ownership tests) under Code provisions for which, in many cases, there are only limited judicial or administrative interpretations. Although we intend to operate so that we will continue to qualify as a REIT, the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances preclude any assurance that we will so qualify in any year.

For any taxable year that we fail to qualify as a REIT, we would not be entitled to a deduction for dividends paid to our stockholders in calculating our taxable income. Consequently, distributions to our stockholders would be substantially reduced and could be eliminated because of our increased tax liability. Should our qualification as a REIT terminate, we may not be able to elect to be treated as a REIT for the subsequent five-year period, which would substantially reduce and could eliminate distributions to our stockholders for the years involved.

ITEM 2--PROPERTIES

OVERVIEW

    At December 31, 1998, we owned 31 commercial real estate properties and held one property with a 21-year ground lease. These properties encompass approximately 4.4 million square feet of GLA and were 94% leased. The five largest properties include 1.7 million square feet of GLA that generate annual minimum rent of $25.6 million, based on leases existing as of December 31, 1998.

    Included in the properties we owned at December 31, 1998 are four self storage facilities. Two of these facilities, San Diego, CA (operating) and Azusa, CA (opened January 1999), are located on the same sites as our commercial properties. The other two self storage facilities are stand-alone properties. At year end, these facilities had 0.4 million square feet of GLA and the two operating facilities were 98% occupied.

    Here is the geographic concentration of our Company's properties:

                                                  NUMBER OF     PERCENT OF MINIMUM
STATE                                            PROPERTIES         ANNUAL RENT
---------------------------------------------  ---------------  -------------------
Northeastern States
  New York...................................             3                18%
  Virginia...................................             2                14%
  New Jersey.................................             2                12%
  Pennsylvania...............................             1                 5%
  Massachusetts..............................             1                 3%
  Maryland...................................             1                 3%
  Connecticut................................             1                 1%
                                                         --
                                                                        ------
Total Northeastern...........................            11                56%

  California.................................            17                37%
  Texas......................................             1                 5%
  Arizona....................................             1                 1%
  Colorado...................................             2                 1%
                                                         --
                                                                        ------
Total........................................            32               100%
                                                         --
                                                         --
                                                                        ------
                                                                        ------

PROPERTY TABLE

    Amounts shown for annual minimum rents are based on executed leases as of December 31, 1998. We made no allowances for contractually-based delays to commencement of rental payments. Due to the nature of real estate investments, our actual rental income may differ from amounts shown in this schedule. The following table describes our portfolio of real estate properties as of December 31, 1998. Self storage properties are shown separately from our commercial portfolio.

REAL ESTATE PORTFOLIO

                                               LEASES IN EFFECT AS OF
                                                 DECEMBER 31, 1998
                                ----------------------------------------------------
                                  NUMBER OF                   PERCENT                                     % OF G.L.A.     LEASE
                                   TENANTS                    LEASED                  PRINCIPAL TENANTS     (SQ FT)      EXPIRES
                                -------------     GROSS     -----------    ANNUAL     ------------------  -----------  -----------
                                                LEASABLE                   MINIMUM
                                                AREA (SQ                    RENT
                                                   FT)                   -----------
                                               -----------                ($000'S)
                                                 (000'S)
COMMERCIAL PROPERTIES
------------------------------
Westbury, NY..................            8         398.6         100%    $ 7,651.4   COSTCO                     37%         2009
                                                                                      KMART                      28%         2013
                                                                                      MARSHALLS                  11%         2009
                                                                                      THE SPORTS                 11%         2013
                                                                                        AUTHORITY
                                                                                      BORDERS BOOKS               8%         2019

Pentagon City, VA.............           12         336.8         100%      6,566.1   COSTCO                     50%         2009
                                                                                      MARSHALLS                  13%         2010
                                                                                      BEST BUY                   11%         2010
                                                                                      LINENS'N THINGS            10%         2010
                                                                                      BORDERS BOOKS              10%         2010

Sacramento/Bradshaw, CA.......            2         296.9         100%      4,407.7   AT&T                       53%         2006
                                                                                      LEVEL ONE                  47%         2006
                                                                                        COMMUNICATIONS

Wayne, NJ.....................            5         348.1          89%      4,258.5   COSTCO                     42%         2009
                                                                                      LACKLAND STORAGE           13%         2012
  (includes 37,000 sq. ft. of
                                                                                      THE SPORTS                 13%         2012
  vacant storage space)                                                                 AUTHORITY
                                                                                      NOBODY BEATS THE           11%         2002
                                                                                        WIZ

Philadelphia, PA..............           16         304.4          89%      2,733.5   THE HOME DEPOT             37%         2009
                                                                                      BABYS R US                 13%         2006
                                                                                      AMC THEATERS               13%         2015
                                                                                      ACME SUPERSAVER            11%         2000

Dallas, TX....................            5         177.5          93%      2,623.2   BEST BUY, WICKES FURNITURE, OFFICE MAX
San Diego, CA(1)..............            3         443.2         100%      2,282.5   COSTCO, CHARLOTTE RUSSE
Signal Hill, CA...............           14         154.8         100%      2,190.9   THE HOME DEPOT, PETSMART
Roseville, CA.................            9         189.6          90%      2,008.4   THE SPORTS AUTHORITY, LINENS 'N THINGS, ROSS
                                                                                        STORES
Fountain Valley, CA...........           15         119.0          92%      1,680.7   THE SPORTS AUTHORITY, PETSMART,
                                                                                        SOUPLANTATION

Moorestown, NJ (leased
  land).......................            3         172.6         100%      1,632.9   CALDOR, THE SPORTS AUTHORITY
Glen Burnie, MD...............           11         130.6          98%      1,501.4   THE SPORTS AUTHORITY, PETSMART, COMPUTER
                                                                                        CITY
Seekonk, MA...................            9         213.1          48%      1,337.2   THE SPORTS AUTHORITY, CIRCUIT CITY, PIER 1
San Diego/Rancho San Diego,
  CA..........................           16          93.7          97%      1,104.5   RITE AID, ROSS STORES, PETCO
Inglewood, CA.................            1         119.9         100%        847.0   HOMEBASE

San Diego/Carmel Mountain,
  CA..........................            5          35.0          90%        797.7   CLAIM JUMPER, MCMILLIN REALTY, ISLANDS
Northridge, CA................            2          22.0         100%        734.0   BARNES & NOBLE, FRESH CHOICE
Buffalo, NY...................            1         115.4         100%        733.3   BUILDERS SQUARE
New Britain, CT...............            1         112.4         100%        671.1   WAL-MART
San Juan Capistrano, CA.......            6          56.4         100%        589.9   PETSMART, STAPLES

Smithtown, NY.................            1          55.6         100%        500.7   LEVITZ FURNITURE
Sacramento/Stockton, CA.......            2          49.8         100%        470.2   PETSMART, OFFICE DEPOT
Hampton, VA...................            2          45.6         100%        445.2   THE SPORTS AUTHORITY, COMMERCE BANK
Redwood City, CA..............            2          49.4         100%        376.6   ORCHARD SUPPLY (GROUND LEASE)
Azusa, CA(1)..................            3         121.4         100%        360.5   S&S FOODS, TACO BELL, CARL'S JR.

Tucson, AZ....................            9          40.1         100%        293.8   PETSMART
Denver/Littleton, CO..........            1          26.4         100%        216.1   PETSMART
Denver/Aurora, CO.............            1           7.3         100%        164.3   RED ROBIN
San Diego/Southeast, CA.......            2           8.9         100%        148.1   NAVY FEDERAL C.U., BURGER KING
Chula Vista/Rancho del Rey,
  CA..........................            1           3.2         100%         75.0   BURGER KING (GROUND LEASE)
                                        ---    -----------       -----   -----------
TOTAL COMMERCIAL PROPERTIES...          168       4,247.7          94%    $49,402.4
                                        ---    -----------       -----   -----------
                                        ---    -----------       -----   -----------

----------------------------------
(1) Price Self Storage is also located at this property.

                                                        AS OF DECEMBER 31,
                                                               1998
                                                      ----------------------
                                                                    PERCENT
                                                                    LEASED
                                                         GROSS     ---------
                                                       LEASEABLE
                                                       AREA (SQ
                                                          FT)
                                                      -----------
                                                        (000'S)
SELF STORAGE PROPERTIES
----------------------------------------------------
San Diego/Murphy Canyon, CA.........................       197.9         97%
San Diego, CA.......................................        89.9(2)      100%
Azusa, CA...........................................          --          --  OPENED 1/99
Solana Beach, CA....................................          --          --  UNDER DEVELOPMENT
                                                           -----   ---------
TOTAL SELF STORAGE PROPERTIES.......................       287.8         98%
                                                           -----   ---------
                                                           -----   ---------

---------------------

(2) GLA of this facility is also included in GLA for the San Diego, CA commercial property location listed above.

    The annual gross potential rent for the two operating self storage facilities is $3.4 million. Gross potential rent equals the GLA times the average rent per square foot.

PENDING REAL ESTATE TRANSACTIONS

    Since December 31, 1998 we executed four leases for approximately 24,000 square feet of GLA. These new leases will generate $328,000 in annual minimum rents. The development costs necessary to provide appropriate facilities for these signed leases is estimated to be approximately $800,000. We are also currently in negotiations to purchase additional commercial properties as well as evaluating various properties for acquisition.

ITEM 3--LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during 1998. Our annual meeting of stockholders will be held at the San Diego Mission Valley Hilton in San Diego, CA on May 18, 1999 at 10:00 am. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to the meeting.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT
    Our executive officers at the date of this report are:

NAME                                     AGE      TITLE
-----------------------------------      ---      -----------------------------------
Jack McGrory.......................          49   President and Chief Executive
                                                  Officer
Gary W. Nielson....................          48   Executive Vice President and Chief
                                                  Financial Officer
Joseph R. Satz.....................          57   Executive Vice President, General
                                                  Counsel and Secretary
Kathleen M. Hillan.................          40   Senior Vice-President-- Finance

    Jack McGrory became a Director of the Company on August 29, 1997. Mr. McGrory also became President and Chief Executive Office of our Company on September 2, 1997. Prior to September 2, 1997, Mr. McGrory served as City Manager of the City of San Diego from March 1991 through August 1997.

    Gary W. Nielson became our Executive Vice President and Chief Financial Officer on February 2, 1998. Prior to February 2, 1998, Mr. Nielson was Senior Vice President of Finance for Koll Real Estate Services from November 1992 through January 1998. He also previously served as Chief Financial Officer for Carver Development Corporation and served in various senior financial management positions at The Hahn Company.

    Joseph R. Satz has been Executive Vice President of our Company since October 16, 1997. He became the Secretary and General Counsel of our Company on September 16, 1997. Mr. Satz held the position of Vice President and Counsel of the Company from August 1994 until he assumed his current positions. Mr. Satz has provided legal counsel for The Price Company and Price/Costco since 1983.

    Kathleen M. Hillan became our Senior Vice President--Finance of the Company on October 16, 1997. Ms. Hillan was Corporate Controller of the Company from August 1994 until she assumed her current position. Ms. Hillan was International Finance Manager of the Price Company from 1992 until August 1994.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICES

    Our common stock trades on The Nasdaq Stock Market-Registered Trademark-under the symbol PREN. On August 17, 1998 we distributed one share of 8 3/4% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for every one share of common stock owned by our stockholders on July 30, 1998. The Series A Preferred Stock began trading on August 18, 1998 under the symbol PRENP. The table below provides the high and low sales prices of our common stock and preferred stock for the period indicated, as reported by The Nasdaq Stock Market-Registered Trademark-.

                                                 COMMON STOCK          PREFERRED STOCK
                                             --------------------    --------------------
                                               HIGH        LOW         HIGH        LOW
                                             --------    --------    --------    --------
Calendar Year--1996
  First Quarter...........................    16 1/8      15
  Second Quarter..........................    16 1/2      15 1/4
  Third Quarter...........................    16 1/2      14 3/4
  Fourth Quarter..........................    17 5/8      16

Calendar Year--1997
  First Quarter...........................    19          16 3/4
  Second Quarter..........................    19 5/8      17 3/8
  Third Quarter...........................    23          17 5/8
  Fourth Quarter..........................    19 3/8      17 1/8

Calendar Year--1998
  First Quarter...........................    20 1/4      18
  Second Quarter..........................    19 1/2      17 3/8
  Third Quarter...........................    19 1/4       2 1/4      15          12 7/8
  Fourth Quarter..........................     6 7/32      4 1/4      14 1/4      13

Calendar Year--1999
  First Quarter (through 3/15/99).........     5 9/16      4 3/4      15 1/8      13 1/2

    On March 15, 1999, the last reported sales price per share of the common stock was $5.00, and we had approximately 600 common stockholders of record.

    In October 1998, we completed a tender offer and purchased approximately
10.5 million shares of our common stock for $5.50 per share totaling $57.6 million. We now have approximately 13.3 million shares of common stock outstanding.

    In August 1997 we completed our spin-off distribution of one share of common stock of PriceSmart for every four shares of our Company's common stock held of record. PriceSmart began separate trading on The Nasdaq Stock Market-Registered Trademark- on September 2, 1997.

DIVIDENDS

    We intend to distribute at least 95% of our taxable earnings to maintain our qualification as a REIT.

    During 1998, we declared and paid three quarterly dividends of $0.35 on each common share and one quarterly dividend of $0.35 on each Series A Preferred share for a total of $1.40 per share or $33.3 million. Prior to the distribution of Series A Preferred Stock, we paid dividends on our common stock.

    Beginning with our November 1998 dividend payment, dividends of $1.40 per year will be paid on the Series A Preferred Stock. Any dividends required to be paid in excess of $1.40 will be paid to our common stockholders.

    For the transition period ended December 31, 1997, our Board of Directors declared and paid one dividend of $0.35 per share for a total of $8.3 million. During the year ended August 31, 1997, our Board of Directors declared and paid four quarterly dividends of $0.30 per share for a total of $1.20 per share, or $28.0 million. No dividends were declared or paid during the year ended August 31, 1996.

    It is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet our distribution requirements due to timing differences between (i) the actual receipt of such income and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in arriving at our taxable income. In the event that such timing differences occur, in order to meet these distribution requirements, we may find it necessary to arrange for short-term, or possibly long-term borrowings or to pay dividends in the form of taxable stock dividends.

ITEM 6--SELECTED FINANCIAL DATA

    The following selected data should be read in conjunction with our financial statements located elsewhere in this Form 10-K and "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations." (amounts in thousands, except per share data)

                                                  FOUR MONTHS ENDED
                                YEAR ENDED
                               DECEMBER 31           DECEMBER 31                  YEAR ENDED AUGUST 31
                           --------------------  --------------------  ------------------------------------------
                             1998       1997       1997       1996       1997       1996       1995       1994
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Selected Income Statement
  Data
  Rental revenues........  $  62,485  $  56,067  $  18,170  $  18,941  $  56,838  $  56,221  $  51,897  $  30,316
  Operating income
    (loss)...............     31,393     23,289      9,045      8,178     22,422      5,829     16,635    (74,711)
  Income (loss) from
    continuing
    operations...........     29,429     29,003     17,508      7,590     19,085      8,340     13,297    (40,596)
  Discontinued
    operations...........         --     (1,625)        --     (3,235)    (4,860)    (8,250)   (12,751)      (883)
  Net income (loss) per
    share from continuing
    operations--basic....        .97       1.23        .74        .33        .82        .36        .53      (1.50)
  Cash dividends per
    share................       1.40       1.25        .35        .30       1.20         --        .08         --

                                                AS OF
                                             DECEMBER 31                    AS OF AUGUST 31
                                         --------------------  ------------------------------------------
                                           1998       1997       1997       1996       1995       1994
                                         ---------  ---------  ---------  ---------  ---------  ---------
Selected Balance Sheet Data
  Real estate assets, net..............  $ 418,507  $ 353,056  $ 337,139  $ 337,098  $ 330,443  $ 405,966
  Total assets.........................    457,352    408,478    403,757    540,325    555,994    591,511
  Long-term debt.......................         --         --         --         --     15,425         --
  Stockholders' equity and investment
    by Costco..........................    344,811    406,624    396,476    532,899    532,085    578,788
  Book value per common share..........       (.65)     17.13      16.78      22.88      22.90      21.44

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    In Management's Discussion and Analysis of Financial Conditions and Results of Operations we explain our general financial condition and results of operations including:

    - results of operations

    - why revenues, costs and earnings changed from the prior period

    - funds from operations (FFO)

    - how we used cash for capital projects and dividends in 1996 through 1998 and how we expect to use cash in 1999

    - where we plan on obtaining cash for future dividend payments and future capital expenditures

    - impact of year 2000 technology issues on our operations

    In 1997 we changed our fiscal year end from August 31 to December 31, which is required for REITs. Because of this change, the transition period ended December 31, 1997 consisted of only four months. For that reason, we will compare our discussion of the year ended December 31, 1998 with the equivalent recast twelve month period of 1997. Financial information for the year ended December 31, 1997 is unaudited and used for this discussion only. We will also compare the two years ending August 31, 1997 and 1996.

    As you read Management's Discussion and Analysis, it may be helpful to refer to our financial statements and accompanying notes beginning on page 27. In Management's Discussion and Analysis we explain the changes in specific line items in the statements of income. Where changes are due to more than one reason, we list the reasons in order of importance.

RENTAL REVENUES

                                                 RENTAL                 PERCENT
                                                REVENUES    CHANGE      CHANGE
                                               ----------  ---------  -----------
1998--Year ended December 31.................  $   62,485  $   6,418         11%
1997--Year ended December 31 (unaudited).....      56,067         --          --

1997--Year ended August 31...................      56,838        617          1%
1996--Year ended August 31...................      56,221         --          --

    Revenues increased $6.4 million to $62.5 million in 1998 compared to 1997 because:

    - properties we acquired at the end of 1997 and in 1998 generated $6.5 million of revenues in 1998

    - expansion of our self storage business provided an additional $1.7 million of revenue

    - revenues from properties we owned in both 1997 and 1998 generated an additional $0.3 million from new leases generating revenues

    - revenues from properties sold or transferred to PriceSmart in the distribution contributed $2.0 million of revenues in the prior year.

    - revenues of $0.8 million were lost from the Homeplace bankruptcy, a former tenant at our Dallas, TX location

    Revenues increased $0.6 million to $56.8 million in the year ended August 31, 1997 compared to 1996 because:

    - new leases at our Dallas, TX location generated an additional $2.8 million of revenues offset by

    - revenues lost from the Bradlees bankruptcy, a former tenant at our Seekonk, MA location

    - revenues lost from selling our Richmond, CA location

EXPENSES

                                                                            PERCENT
                                                    AMOUNT      CHANGE      CHANGE
                                                  ----------  -----------  ---------
1998--Year ended December 31....................  $   31,092  $    (1,686)       -5%
1997--Year ended December 31 (unaudited)........      32,778           --         --

1997--Year ended August 31......................      34,416      (15,976)      -32%
1996--Year ended August 31......................      50,392           --         --

    Expenses decreased $1.7 million to $31.1 million in 1998 compared to 1997 primarily because:

    - we wrote off $2.0 million in 1997 for asset impairments on properties held for sale because their book value was higher than what we expected to receive when the properties sold

    - we wrote off costs in 1997 related to the PriceSmart distribution, consisting of insurance, legal and accounting fees of $1.5 million which contributed to our decrease in general and administrative expenses in 1998

    - properties we acquired at the end of 1997 and in 1998 increased 1998 expenses $3.0 million

    - expansion of our self storage business in 1998 increased expenses an additional $0.6 million

    - properties sold or transferred to PriceSmart resulted in a decrease in expenses of $1.1 million

    Expenses decreased $16.0 million to $34.4 million in the year ended August 31, 1997 compared to 1996 because:

    - we wrote off $17.0 million in 1996 for asset impairments on properties held for sale

    - properties sold and leases terminated in 1996 accounted for $2.2 million in expense reductions for 1997

    - we expensed costs in 1997 related to the PriceSmart distribution, consisting of insurance, legal and accounting fees of $1.5 million, partially offsetting expense reductions discussed above

OPERATING INCOME

                                                                      PERCENT
                                              AMOUNT      CHANGE      CHANGE
                                            ----------  -----------  ---------
1998--Year ended December 31..............  $   31,393  $     8,104        35%
1997--Year ended December 31
  (unaudited).............................      23,289           --         --

1997--Year ended August 31................      22,422       16,593       285%
1996--Year ended August 31................       5,829           --         --

    Operating income increased for 1998 and the year ended August 31, 1997 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

INTEREST EXPENSE

                                                                   PERCENT
                                          AMOUNT      CHANGE        CHANGE
                                        ----------  -----------  ------------
1998--Year ended December 31..........  $    2,811  $     2,789       12,677%
1997--Year ended December 31
  (unaudited).........................          22           --            --

1997--Year ended August 31............         180         (342)         -65%
1996--Year ended August 31............         522           --            --

    During 1998, interest expense increased $2.8 million because:

    - we recorded $2.6 million in interest expense related to our unsecured revolving credit facilities

    - we recorded $0.5 million in interest expense related to the note payable associated with our San Diego/Murphy Canyon, CA self storage facility purchase

    - we capitalized $0.3 million of this $3.1 million interest incurred to real estate assets

    Interest expense decreased $0.3 million to $0.2 million in the year ended August 31, 1997 compared to 1996 because:

    - we repaid a $15.4 million note payable to Costco during the last quarter of the year ended August 31, 1996

    - less construction activity in 1997 reduced capitalized interest over the prior year

INTEREST INCOME

                                                                     PERCENT
                                              AMOUNT      CHANGE     CHANGE
                                             ---------  ----------  ---------
1998--Year ended December 31...............  $     663  $   (5,610)      -89%
1997--Year ended December 31 (unaudited)...      6,273          --         --

1997--Year ended August 31.................      8,213         249         3%
1996--Year ended August 31.................      7,964          --         --

    Interest income decreased $5.6 million to $0.7 million in 1998 compared to 1997 primarily because:

    - we received full payment for a $41.2 million interest bearing note receivable in 1997

    - we transferred previously invested cash and other interest bearing notes receivable to PriceSmart in August 1997

    - we used previously invested cash for acquiring and developing properties

    Interest income increased $0.2 million to $8.2 million in the year ended August 31, 1997 compared to 1996 because we earned more interest income on invested cash balances.

GAIN (LOSS) ON SALE OF REAL ESTATE AND INVESTMENTS (NET)

                                                                      PERCENT
                                              AMOUNT      CHANGE      CHANGE
                                            ----------  -----------  ---------
1998--Year ended December 31..............  $      184  $       362       203%
1997--Year ended December 31
  (unaudited).............................        (178)          --         --

1997--Year ended August 31................       1,893        1,029       119%
1996--Year ended August 31................         864           --         --

    During 1998 we sold a free-standing restaurant building at our Azusa, CA property and recorded a $184,000 gain. We also sold a free-standing carwash at our Northridge, CA site and recognized no gain or loss. We consider these two parcels incidental to our main business. The loss recorded in the year ended December 31, 1997 relates to the properties and investments sold prior to the PriceSmart distribution.

    The gain on sale of properties for the year ended August 31, 1997 related to the sale of properties in Schaumburg, IL, Gaithersburg, MD, Colton, CA, and Concord, CA. These gains were partially offset by losses on the sale of properties in Houston, TX and Washington Metro, MD. We recorded a $782,000 gain during the year ended August 31, 1997 related to the sale of a preferred stock investment in a privately held specialty retailer and on the sale of options to purchase stock in a privately held automobile broker.

PROVISION FOR INCOME TAXES

                                                          PERCENT     EFFECTIVE
                                   AMOUNT     CHANGE      CHANGE      TAX RATE
                                 ----------  ---------  -----------  -----------
1998--Year ended December 31...  $       --  $    (359)       -100%         n/a
1997--Year ended December 31
  (unaudited)..................         359         --           --         n/a

1997--Year ended August 31.....      13,263      7,468         129%         41%
1996--Year ended August 31.....       5,795         --           --         41%

    We have no income tax expense for 1998 because of our REIT status. Before we became a REIT in September 1997 we recorded income taxes at an effective tax rate of 41%. We recorded an income tax benefit of $7.6 million in the year ended December 31, 1997 that offset the tax expense recorded. The tax benefit related to a previously recorded income tax liability that was presumed no longer payable because of our conversion to a REIT as well as income tax refunds receivable related to Federal tax net operating loss carrybacks.

DISCONTINUED OPERATIONS

                                                                      PERCENT
                                              AMOUNT      CHANGE      CHANGE
                                            ----------  -----------  ---------
1998--Year ended December 31..............  $       --  $     1,625       100%
1997--Year ended December 31..............      (1,625)          --         --

1997--Year ended August 31................      (4,860)       3,390        41%
1996--Year ended August 31................      (8,250)          --         --

    Due to the PriceSmart distribution in August 1997, there were no discontinued operations in 1998.

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

FUNDS FROM OPERATIONS

                                                     YEAR ENDED DECEMBER 31   YEAR ENDED AUGUST 31
                                                     ----------------------  ----------------------
                                                        1998        1997        1997        1996
                                                     ----------  ----------  ----------  ----------
Income before provision for income taxes...........  $   29,429  $   29,362  $   32,348  $   14,135
Depreciation and amortization......................      12,471       9,887       9,860      10,071
Provision for asset impairments....................          --       2,000       2,000      17,000
(Gain) loss on sale of real estate and investments,
  net..............................................          --         179      (1,893)       (864)
Other..............................................         509          --          --          --
                                                     ----------  ----------  ----------  ----------
  Funds from operations............................      42,409      41,428      42,315      40,342
Straight-line rents................................      (2,654)     (2,305)     (2,499)     (3,150)
                                                     ----------  ----------  ----------  ----------
  Adjusted funds from operations...................  $   39,755  $   39,123  $   39,816  $   37,192
                                                     ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------
Weighted average shares outstanding................      21,688      23,480      23,354      23,262

    Real estate industry analysts generally consider funds from operations (FFO) as another measurement of performance for real estate-oriented companies. In general, FFO adjusts net income for noncash charges such as depreciation, amortization and most non-recurring gains and losses. The National Association for Real Estate Investment Trusts (NAREIT), defines FFO as net income, excluding depreciation and amortization expense, and gains (losses) from certain sales of property. We also exclude provisions for asset impairments and gains (losses) from sale of investments when we calculate FFO. We also adjust the NAREIT definition to eliminate straight-line rents in adjusted FFO because of their significance in our operations. Straight-line rent accruals are noncash revenues associated with fixed future minimum rent increases.

    FFO during 1998 increased 2% to $42.4 million compared to 1997 because:

    - properties acquired at the end of 1997 and in 1998 generated $5.2 million

    - we reduced general and administrative expenses $1.9 million primarily related to the PriceSmart distribution

    - expansion of our self storage business in 1998 generated $1.4 million

    - the change in net interest of $8.4 million from $6.3 million net interest income in 1997 to $2.1 net interest expense in 1998 offset the increases in net operating income generated from our properties

    FFO for 1998, excluding income earned from assets transferred to PriceSmart, increased 17% to $42.4 million in 1998 from $36.3 million in 1997.

    FFO and adjusted FFO do not represent the generally accepted accounting principles definition of cash flows from operations and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.

    For the years ended August 31, 1997 and 1996, the growth in adjusted FFO reflects many of the factors mentioned in the rental revenues, expenses and operating income discussed previously in this section of Item 7.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity refers to our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. Capital resources represent those funds used or available to be used to support our business operations and consist of stockholders' equity and debt.

    Cash flow from operations has been the principal source of capital to fund our ongoing operations and dividend payments, while use of our credit facilities and mortgage financing have been the principal sources of capital required to fund our growth. While we are positioned to finance our business activities through a variety of sources, we expect to satisfy short-term liquidity requirements through net cash provided by operations and through borrowings.

    Through 1999 we anticipate investing approximately:

    - up to $10 million for commercial real estate development on property we own (a portion of this amount represents commitments under executed construction contracts)

    - up to $10 million for development and expansion of our self storage business

    - up to $50 million for real estate acquisitions and development opportunities

    We cannot guarantee that these estimates will be realized, although we believe we have been prudent in our plans and assumptions. Business conditions and other risks and uncertainties could cause our actual results to differ materially from these estimates, particularly our plan to acquire real estate which is primarily dependent on the continued attractiveness of real estate values and the available cost of capital for the Company.

    We are currently in various stages of negotiations to purchase additional commercial properties and continuing to evaluate various other properties for acquisition or development. To the extent that investment opportunities exceed available cash flow from the sources mentioned above, we may raise additional capital through bank credit facilities and/or secured mortgage financing. We also may choose to seek additional funds through future public offerings of debt or equity securities.

    From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We are in the process of selling two properties from our portfolio for approximately $32.3 million. We are also contemplating selling certain other properties.

These sales may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies.

    In December 1998 we obtained a $100 million unsecured credit facility from Wells Fargo Bank, AmSouth Bank and Bank One. This facility has a three-year term with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. At December 31, 1998, there was $49.1 million outstanding on the Wells Fargo facility at a 6.91% interest rate.

    In September 1998 we announced our intention to purchase approximately 10 million shares of our common stock for $5.50 per share. To fund this purchase, we obtained a $50 million credit facility with Morgan Guaranty Trust Company (the Morgan Facility). The Morgan Facility has a one-year term with an interest rate of LIBOR plus 30 basis points. Sol Price (a significant stockholder of our Company and the father of Robert Price, our Chairman of the Board), Helen Price (Sol Price's spouse) and the Sol & Helen Price Trust entered into a Guaranty and Pledge Agreement (the Guaranty) in which they agreed to guaranty our obligations under the Morgan Facility. The Sol and Helen Price Trust also granted Morgan Guaranty Trust Company a continuing security interest in U.S. Treasury Notes worth more than the amount outstanding under the Morgan Facility to secure their obligations under the Guaranty. At year end, $50.0 million was outstanding under the Morgan Facility at a weighted average interest rate of 5.69%.

    In conjunction with the San Diego/Murphy Canyon, CA self storage facility purchase, we assumed an existing $8.9 million note secured by the property. The note, payable to a financial institution, matures in July 2004 and bears an interest rate of 9.0%. The note does not permit repayment prior to July 2001.

    In August 1998 we distributed to stockholders of record one share of newly created Series A Preferred Stock, par value $.0001, for each share of common stock held by them on the record date. We raised no capital through this transaction. The Series A Preferred Stock pays quarterly dividends totaling $1.40 per year with a $16.00 per share liquidation preference. Prior to the distribution of Series A Preferred Stock, we paid dividends on our common stock. Dividends of $1.40 will be paid on the Series A Preferred Stock and any dividends paid in excess of $1.40, will be paid to our common stockholders. We have the right to redeem the Series A Preferred Stock after August 16, 2003 or after a change of control of our Company at a redemption price of $16.00 per share plus accrued and unpaid dividends, if any.

YEAR 2000

    Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the Year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. We recognize the significance of ensuring our operations and systems are not adversely impacted by Year 2000 problems.

    We are in the final phases of upgrading our existing computer software and information technology. The project cost is approximately $220,000 and we expect to be substantially finished by June 30, 1999, which is prior to any anticipated impact on our operating systems. We believe that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for our computer systems.

    In connection with our operating properties, we are evaluating all systems that contain embedded chips such as security systems, elevators, lighting and HVAC systems. We will continue to commit the resources necessary for the management and elimination of critical Year 2000 risks. We expect to complete our evaluation and make necessary changes by June 30, 1999. Although it is not possible to quantify the total cost of all corrections at this time, we do not expect that these costs will have a material adverse effect on our operations or financial condition. We expect all critical internal Year 2000 issues will be resolved prior to the year 2000.

    We are also currently evaluating the Year 2000 readiness of third parties such as utilities, financial institutions, governmental agencies, municipalities and tenants, and the impact, if any, on our company and the operations of our properties. However, we cannot quantify or ensure that these external systems, whether certified to be Year 2000 compliant or not, would not create difficulties for us before, on, or after the year 2000.

    We intend to develop a contingency plan to handle most likely and worst case Year 2000 scenarios. We intend to complete our determination of a worst case scenario after receiving and analyzing responses to substantially all inquiries we made to third parties. Following our analysis, we intend to develop a timetable for completing our contingency plans and expect to complete our contingency plan by June 30, 1999.

INFLATION

    Because a substantial number of our leases contain provisions for rent increases based on changes in various consumer price indices, based on fixed rate increases, or based on percentage rent if tenant sales exceed certain base amounts, we do not expect inflation to have a material impact on future net income or cash flow from developed and operating properties. In addition, substantially all leases are triple net, which means specific operating expenses and property taxes are passed through to the tenant.

ITEM 7A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments at December 31, 1998.

    Our exposure to market risk for changes in interest rates relates primarily to our unsecured lines of credit. We enter into variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

    We had $99.1 million in variable rate debt outstanding at December 31, 1998. Based upon these year-end debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.6 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            PRICE ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     DECEMBER 31
                                                                                ----------------------
                                                                                   1998        1997
                                                                                ----------  ----------

                                                ASSETS
Real estate assets
  Land and land improvements..................................................  $  210,839  $  193,881
  Building and improvements...................................................     260,709     204,184
  Fixtures and equipment......................................................         581         242
  Construction in progress....................................................       3,744         946
                                                                                ----------  ----------
                                                                                   475,873     399,253
  Less accumulated depreciation...............................................     (57,366)    (46,197)
                                                                                ----------  ----------
                                                                                   418,507     353,056

Investment in real estate joint venture.......................................       4,050          --
Cash and cash equivalents.....................................................       3,691      27,003
Accounts receivable...........................................................       2,699       2,360
Income tax receivable.........................................................       7,615       8,117
Deferred rents................................................................      14,921      12,400
Other assets..................................................................       5,869       5,542
                                                                                ----------  ----------
Total assets..................................................................  $  457,352  $  408,478
                                                                                ----------  ----------
                                                                                ----------  ----------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Revolving lines of credit and note payable..................................  $  108,023  $       --
  Accounts payable and other liabilities......................................       4,518       1,854
                                                                                ----------  ----------
    Total liabilities.........................................................     112,541       1,854

Commitments

Stockholders' equity
  Series A preferred stock, cumulative, redeemable, $.0001 par value,
    26,000,000 shares authorized, 23,758,801 shares issued and outstanding....     353,404          --
  Common stock, $.0001 par value, 74,000,000 shares authorized, 13,293,456 and
    23,730,951 shares issued and outstanding..................................           1           2
  Additional paid-in capital..................................................         929     412,321
  Accumulated deficit.........................................................      (9,523)     (5,699)
                                                                                ----------  ----------
    Total stockholders' equity................................................     344,811     406,624
                                                                                ----------  ----------
Total liabilities and stockholders' equity....................................  $  457,352  $  408,478
                                                                                ----------  ----------
                                                                                ----------  ----------

SEE ACCOMPANYING NOTES.

                            PRICE ENTERPRISES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED    FOUR MONTHS ENDED    YEAR ENDED AUGUST 31
                                                     DECEMBER 31       DECEMBER 31
                                                     ------------  --------------------  --------------------
                                                         1998        1997       1996       1997       1996
                                                     ------------  ---------  ---------  ---------  ---------
                                                                           (UNAUDITED)
Rental revenues....................................   $   62,485   $  18,170  $  18,941  $  56,838  $  56,221

Expenses
  Operating and maintenance........................        7,616       2,392      3,037      9,105      9,591
  Property taxes...................................        8,025       2,361      2,789      7,882      8,380
  Depreciation and amortization....................       12,471       3,326      3,299      9,860     10,071
  General and administrative.......................        2,980       1,046      1,638      5,569      5,350
  Provision for asset impairments..................           --          --         --      2,000     17,000
                                                     ------------  ---------  ---------  ---------  ---------
    Total expenses.................................       31,092       9,125     10,763     34,416     50,392
                                                     ------------  ---------  ---------  ---------  ---------
Operating income...................................       31,393       9,045      8,178     22,422      5,829

Interest and other
  Interest expense.................................       (2,811)         --       (158)      (180)      (522)
  Interest income..................................          663         833      2,773      8,213      7,964
  Gain on sale of real estate and
    investments, net...............................          184          --      2,071      1,893        864
                                                     ------------  ---------  ---------  ---------  ---------
    Total interest and other.......................       (1,964)        833      4,686      9,926      8,306
                                                     ------------  ---------  ---------  ---------  ---------
Income before provision (benefit) for income
  taxes............................................       29,429       9,878     12,864     32,348     14,135
Provision (benefit) for income taxes...............           --      (7,630)     5,274     13,263      5,795
                                                     ------------  ---------  ---------  ---------  ---------
Income from continuing operations..................       29,429      17,508      7,590     19,085      8,340

Discontinued operations (Note 2):
  Net loss from operations of discontinued
    merchandising segment (less applicable benefit
    for income taxes of $2,248, $3,379 and $4,531
    respectively)..................................           --          --     (3,235)    (4,860)    (8,250)
                                                     ------------  ---------  ---------  ---------  ---------
Net income.........................................       29,429      17,508      4,355     14,225         90
Dividends paid to preferred stockholders...........       (8,316)         --         --         --         --
                                                     ------------  ---------  ---------  ---------  ---------
Net income applicable to common stockholders.......   $   21,113   $  17,508  $   4,355  $  14,225  $      90
                                                     ------------  ---------  ---------  ---------  ---------
                                                     ------------  ---------  ---------  ---------  ---------

Earnings per common share--basic
  Income from continuing operations................         $.97        $.74       $.33       $.82       $.36
  Net income.......................................         $.97        $.74       $.19       $.61       $.00

Earnings per common share--assuming dilution
  Income from continuing operations................         $.96        $.73       $.32       $.82       $.36
  Net Income.......................................         $.96        $.73       $.18       $.61       $.00

SEE ACCOMPANYING NOTES.

                            PRICE ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                   --------------------  ----------------------   PAID-IN    ACCUMULATED
                                    SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL      DEFICIT       TOTAL
                                   ---------  ---------  ---------  -----------  ----------  ------------  ---------
Balance at August 31, 1995.......         --  $      --     23,234   $       2   $  533,280   $   (1,197)  $ 532,085
  Net income.....................         --         --         --          --           --           90          90
  Stock options exercised
    including income tax
    benefits.....................         --         --         56          --          724           --         724
                                                                            --
                                   ---------  ---------  ---------               ----------  ------------  ---------
Balance at August 31, 1996.......         --         --     23,290           2      534,004       (1,107)    532,899
  Net income.....................         --         --         --          --           --       14,225      14,225
  Stock options exercised
    including income tax
    benefits.....................         --         --        343          --        5,429           --       5,429
  Cash dividends, $1.20 per
    share........................         --         --         --          --           --      (28,037)    (28,037)
  Special dividend--Distribution
    of PriceSmart................         --         --         --          --     (128,040)          --    (128,040)
                                                                            --
                                   ---------  ---------  ---------               ----------  ------------  ---------
Balance at August 31, 1997.......         --         --     23,633           2      411,393      (14,919)    396,476
  Net income.....................         --         --         --          --           --       17,508      17,508
  Stock options exercised........         --         --         98          --          928           --         928
  Cash dividend, $.35 per share..         --         --         --          --           --       (8,288)     (8,288)
                                                                            --
                                   ---------  ---------  ---------               ----------  ------------  ---------
Balance at December 31, 1997.....         --         --     23,731           2      412,321       (5,699)    406,624
  Net income.....................         --         --         --          --           --       29,429      29,429
  Stock options exercised and
    stock grants.................         --         --         37          --          350           --         350
  Adjustment to special
    dividend--Distribution of
    PriceSmart...................         --         --         --          --         (550)          --        (550)
  Cash dividends(1)..............         --         --         --          --           --      (33,253)    (33,253)
  Distribution of 8 3/4% Series A
    Preferred Stock..............     23,759    353,404         --          --     (353,404)          --          --
  Shares repurchased, including
    costs........................         --         --    (10,475)         (1)     (57,788)          --     (57,789)
                                                                            --
                                   ---------  ---------  ---------               ----------  ------------  ---------
  BALANCE AT DECEMBER 31, 1998...     23,759  $ 353,404     13,293   $       1   $      929   $   (9,523)  $ 344,811
                                                                            --
                                                                            --
                                   ---------  ---------  ---------               ----------  ------------  ---------
                                   ---------  ---------  ---------               ----------  ------------  ---------

(1) $1.05 per share of common stock and $.35 per share of preferred stock

SEE ACCOMPANYING NOTES.

                            PRICE ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 FOUR MONTHS ENDED
                                                   YEAR ENDED                         YEAR ENDED AUGUST 31
                                                  DECEMBER 31       DECEMBER 31
                                                  ------------  --------------------  --------------------
                                                      1998        1997       1996       1997       1996
                                                  ------------  ---------  ---------  ---------  ---------
                                                                                              (UNAUDITED)
Operating activities
Net income......................................   $   29,429   $  17,508  $   4,355  $  14,225  $      90
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization...............       12,471       3,326      3,299      9,860     10,071
    Deferred rents..............................       (2,521)       (590)    (1,024)    (2,406)    (3,150)
    Gain on sale of real estate and investments,
      net.......................................         (184)         --     (2,071)    (1,893)      (864)
    Deferred income taxes.......................           --      (6,660)     4,267     15,894      3,676
    Provision for asset impairments.............           --          --         --      2,000     17,000
  Changes in operating assets and liabilities:
    Accounts receivable and other assets........       (1,118)     (1,536)      (359)    (4,278)    (6,613)
    Leasing costs...............................         (314)        (12)       (47)      (139)    (1,374)
    Accounts payable and other liabilities......        2,664       1,233       (685)    (1,123)       (56)
    Net assets of discontinued segment..........           --          --      3,112      4,495      3,832
                                                  ------------  ---------  ---------  ---------  ---------
  Net cash flows provided by operating
    activities..................................       40,427      13,269     10,847     36,635     22,612

Investing activities
    Additions to real estate assets.............      (70,648)    (18,906)      (919)    (2,720)   (17,105)
    Proceeds from sale of real estate assets....        2,571          --     13,234     29,279     26,059
    Contributions to real estate joint
      venture...................................       (4,050)         --         --         --         --
    Additions to notes receivable...............           --          --         --       (200)    (1,149)
    Payments of notes receivable................           --          --      4,450     50,526      3,105
    Net investing activities of discontinued
      segment...................................           --          --       (677)    (7,987)    (2,362)
                                                  ------------  ---------  ---------  ---------  ---------
  Net cash flows (used in) provided by investing
    activities..................................      (72,127)    (18,906)    16,088     68,898      8,548

Financing activities
    Advances to revolving lines of credit.......      181,213          --         --         --         --
    Repayments to revolving lines of credit.....      (82,133)         --         --         --         --
    Dividends paid..............................      (33,253)     (8,288)    (6,988)   (28,037)        --
    Proceeds from exercise of stock options
      including tax benefits....................          350         928        426      5,429        724
    Purchase of common stock....................      (57,789)         --         --         --         --
    Cash transferred to PriceSmart..............           --          --         --    (58,383)        --
    Repayments of Costco note payable and line
      of credit.................................           --          --         --         --    (16,426)
                                                  ------------  ---------  ---------  ---------  ---------
  Net cash flows provided by (used in) financing
    activities..................................        8,388      (7,360)    (6,562)   (80,991)   (15,702)
                                                  ------------  ---------  ---------  ---------  ---------
      Net (decrease) increase in cash...........      (23,312)    (12,997)    20,373     24,542     15,458
Cash and cash equivalents at beginning of
  period........................................       27,003      40,000     15,458     15,458          0
                                                  ------------  ---------  ---------  ---------  ---------
Cash and cash equivalents at end of period......   $    3,691   $  27,003  $  35,831  $  40,000  $  15,458
                                                  ------------  ---------  ---------  ---------  ---------
                                                  ------------  ---------  ---------  ---------  ---------
Supplemental disclosure:
    Cash paid for interest......................   $    2,252   $      --  $     150  $     150  $   2,911
    Net (refunds received) cash paid for income
      taxes.....................................           25      (1,061)    (2,723)      (717)       829

Supplemental schedule of noncash operating and
  financing activities:
    Assumption of note payable to acquire real
      estate assets.............................        8,943          --         --         --         --
    Adjustment to special dividend--distribution
      of PriceSmart.............................          550          --         --         --         --

SEE ACCOMPANYING NOTES.

                            PRICE ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Price Enterprises, Inc. (PEI) operates as a real estate investment trust
(REIT) incorporated in the state of Maryland. Our principle business is to own, acquire, operate, manage and lease real property, primarily shopping centers. We became a REIT in September 1997 after we spun-off our merchandising segment and certain other assets to PriceSmart, Inc.

ACCOUNTING PRINCIPLES

    We prepare our financial statements in accordance with generally accepted accounting principles. We follow the accounting standards established by the Financial Accounting Standards Board and the American Institute of Certified Public Accountants.

CONSOLIDATION

    We combine our financial statements with those of our wholly-owned subsidiaries and present them on a consolidated basis. The consolidated financial statements do not include the results and transactions between us and our subsidiaries or among our subsidiaries.

FISCAL YEAR

    Effective September 1, 1997 we changed our fiscal year end from August 31 to December 31 as required by the Internal Revenue Service for REITs. The four-month transition period ending December 31, 1997 bridges the gap between our old and new fiscal year ends.

REAL ESTATE ASSETS AND DEPRECIATION

    We record real estate assets at historical costs, and adjust them for recognition of impairment losses. We review long-lived assets for impairment

                            PRICE ENTERPRISES, INC.

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if their expected associated future undiscounted cash flows are less than their carrying amounts. We reduced historical costs for real estate and related assets $2.0 million during the year ended August 31, 1997 and $17.0 million during the year ended August 31, 1996. We determined fair value using the present value of the expected associated cash flows. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

Land improvements....................  25 years
Building and improvements............  10-25 years
Tenant improvements..................  Term of lease or 10 years
Fixtures and equipment...............  3-5 years

    We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

                                  YEAR ENDED        FOUR MONTHS ENDED                 YEAR ENDED
                                 DECEMBER 31           DECEMBER 31                    AUGUST 31
                                 ------------  ----------------------------  ----------------------------
                                     1998          1997           1996           1997           1996
                                 ------------  -------------  -------------  -------------  -------------
Interest incurred..............   $    3,112            --      $     165      $     187      $     882
Interest capitalized...........          301            --              7              7            360

                            PRICE ENTERPRISES, INC.

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVESTMENTS

    We use the "equity method" of accounting for our joint venture, which means we carry this investment at cost, adjusted for our share of earnings or losses and any distributions received.

RENTAL REVENUE RECOGNITION

    Rental revenues include: (1) minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases; (2) additional rentals, including recovery of property operating expenses, and certain other expenses which we accrue in the period in which the related expense occurs; and
(3) percentage rents which we accrue on the basis of actual sales reported by tenants.

CASH AND CASH EQUIVALENTS

    We consider all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

LEASING COSTS

    We capitalize costs associated with leasing space to tenants and amortize leasing costs using the straight-line method over the initial terms of the related tenant leases.

FINANCIAL INSTRUMENTS

    The carrying amounts reflected in our balance sheets for cash and cash equivalents, receivables and all liabilities approximate their fair values. In making these assessments we used estimates and market rates for similar instruments.

                            PRICE ENTERPRISES, INC.

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) AUTHORIZED STOCK

    As of December 31, 1998, our Company's authorized stock consisted of 100 million shares of capital stock of which 26 million shares have been designated as 8 3/4% Series A Cumulative Redeemable Preferred Stock, par value $.0001 per share.

INCOME TAXES

    We intend to continue meeting all conditions necessary to qualify as a REIT under the Internal Revenue Code. To qualify as a REIT, we are required to pay dividends of at least 95% of our "REIT taxable income" each year and meet certain other criteria. As a qualifying REIT, we will not be taxed on income distributed to our stockholders. The reported amounts of our net assets, as of December 31, 1998 and 1997 were more than their tax basis for Federal tax purposes by approximately $35.9 million and $29.1 million, respectively.

    In prior years, we reported income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred taxes using the asset and liability method. Accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting, including: asset write-downs of real estate and related assets, deferred gains on sales of real estate, accelerated tax depreciation methods, and accruals for straight-line rents.

NET INCOME PER SHARE

    In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of two calculations of earnings per common share. Basic earnings per common

                            PRICE ENTERPRISES, INC.

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) share equals net income divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. All earnings per share amounts for all periods have been presented, and where appropriate, restated to reflect these calculations.

                               YEAR ENDED          FOUR MONTHS ENDED                   YEAR ENDED
                              DECEMBER 31             DECEMBER 31                      AUGUST 31
                             --------------  ------------------------------  ------------------------------
                                  1998            1997            1996            1997            1996
                             --------------  --------------  --------------  --------------  --------------
                                                              (UNAUDITED)
Weighted average shares
 outstanding...............      21,687,776      23,675,310      23,298,255      23,353,666      23,262,374
Effect of dilutive
 securities:
  Employee stock options...         322,335         244,164         321,936              --         117,797
                             --------------  --------------  --------------  --------------  --------------
Weighted average shares
 outstanding-- assuming
 dilution..................      22,010,111      23,919,474      23,620,191      23,353,666      23,380,171
                             --------------  --------------  --------------  --------------  --------------
                             --------------  --------------  --------------  --------------  --------------

    In September 1998 we announced a self-tender offer to purchase a portion of our common stock for $5.50 per share and completed the offer on October 21, 1998. We purchased approximately 10.5 million shares, which was 44% of our outstanding shares, for $57.6 million. We now have approximately 13.3 million shares of common stock outstanding.

                            PRICE ENTERPRISES, INC.

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECLASSIFICATIONS

    Certain reclassifications have been reflected in the financial statements in order to conform with the current year presentation.

USE OF ESTIMATES

    Preparing financial statements in conformity with generally accepted accounting principles requires we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could turn out different than what we envisioned when we made these estimates.

STOCK-BASED COMPENSATION

    We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for our employee and non-employee director stock options instead of following SFAS No. 123, "Accounting for Stock-Based Compensation." The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. As a result, deferred compensation is recorded only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. Since the exercise price of our stock options equals the market price of our stock on the day the options are granted there is no related compensation expense.

                            PRICE ENTERPRISES, INC.

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) NEW ACCOUNTING STANDARDS

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, currently have no impact on our financial statements.

NOTE 2--DISCONTINUED OPERATIONS

    In August 1997, we completed a distribution of our merchandising segment and certain other assets to PriceSmart. As a result, the financial statements for all periods presented reflect our merchandising segment as a discontinued operation. The results of operations and cash flows of other assets and liabilities transferred to PriceSmart that were not part of the merchandising segment are included in our continuing operations.

                            PRICE ENTERPRISES, INC.

NOTE 2--DISCONTINUED OPERATIONS (CONTINUED)
    Summarized results of operations of the discontinued merchandising segment were as follows (amounts in thousands):

                                                                   YEAR ENDED
                                                                   AUGUST 31
                                                           --------------------------
                                                               1997          1996
                                             FOUR MONTHS   ------------  ------------
                                                ENDED
                                             DECEMBER 31
                                             ------------
                                                 1996
                                             ------------
                                             (UNAUDITED)
Sales......................................   $   23,462    $   59,042    $   36,211
Other revenues.............................        1,611         5,487         2,709
Cost of sales..............................      (23,270)      (55,948)      (34,644)
Operating expenses.........................       (7,286)      (16,761)      (21,644)
Minority interest..........................           --           (59)        4,587
Income tax benefit.........................        2,248         3,379         4,531
                                             ------------  ------------  ------------
                                              $   (3,235)   $   (4,860)   $   (8,250)
                                             ------------  ------------  ------------
                                             ------------  ------------  ------------
Discontinued operations loss per
 share--basic and diluted..................   $     (.14)   $     (.21)   $     (.35)
                                             ------------  ------------  ------------
                                             ------------  ------------  ------------

                            PRICE ENTERPRISES, INC.

NOTE 3--REAL ESTATE PROPERTIES

    Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from one to 21 years. Rental revenues include the following (amounts in thousands):

                                  YEAR ENDED       FOUR MONTHS ENDED               YEAR ENDED
                                 DECEMBER 31          DECEMBER 31                  AUGUST 31
                                 ------------  --------------------------  --------------------------
                                     1998          1997          1996          1997          1996
                                 ------------  ------------  ------------  ------------  ------------
                                                             (UNAUDITED)
Minimum rent...................   $   48,230    $   13,727    $   14,358    $   42,681    $   42,529
Straight-line accrual of future
 rent..........................        2,654           828         1,024         2,499         3,150
Additional rent--cost
 recoveries....................       11,388         3,605         3,557        11,467        10,371
Percentage rent................          213            10             2           191           171
                                 ------------  ------------  ------------  ------------  ------------
  Rental revenues..............   $   62,485    $   18,170    $   18,941    $   56,838    $   56,221
                                 ------------  ------------  ------------  ------------  ------------
                                 ------------  ------------  ------------  ------------  ------------

    Costco, our largest tenant, contributes 17.1% of total annual minimum rent from four leases. Rental revenues generated from Costco were as follows (amounts in thousands):

                                  YEAR ENDED       FOUR MONTHS ENDED               YEAR ENDED
                                 DECEMBER 31          DECEMBER 31                  AUGUST 31
                                 ------------  --------------------------  --------------------------
                                     1998          1997          1996          1997          1996
                                 ------------  ------------  ------------  ------------  ------------
                                                             (UNAUDITED)
Costco rental revenues.........   $    8,300    $    2,700    $    2,700    $    8,100    $    8,000

                            PRICE ENTERPRISES, INC.

NOTE 3--REAL ESTATE PROPERTIES (CONTINUED)
    As of December 31, 1998, future minimum rental income due under the terms of all noncancelable tenant leases is as follows (amounts in thousands):

1999.....................................  $  47,029
2000.....................................     49,829
2001.....................................     50,112
2002.....................................     49,481
2003.....................................     48,588
After 2003...............................    363,674

ACQUISITIONS

    We acquired the following properties during 1998:

                                                                                 GROSS
                                                                               LEASEABLE    PURCHASE
                                                                      DATE        AREA       PRICE
LOCATION           DESCRIPTION                                      ACQUIRED   (SQ. FT.)    (000'S)
-----------------  ----------------------------------------------  ----------  ----------  ----------
Sacramento/
 Bradshaw, CA....  office complex                                      5/1/98     296,900  $   35,551
San Diego/ Murphy
 Canyon, CA......  self storage facility                              5/26/98     243,600      17,750
Solana Beach,
 CA..............  land (future development)                          6/22/98          --       3,450
San Diego/ Rancho
 San Diego, CA...  retail complex                                     7/13/98      93,700      11,300
Fresno, CA.......  land (contributed to joint venture)                7/29/98          --       3,950

                            PRICE ENTERPRISES, INC.

NOTE 3--REAL ESTATE PROPERTIES (CONTINUED)
    We funded these acquisitions through available cash, advances under our unsecured revolving credit facilities, and by assuming a note payable in conjunction with the San Diego/Murphy Canyon, CA self storage facility purchase.

    On May 28, 1998, we announced a joint venture with River Park Properties to develop a 173,000 square foot retail and commercial center in Fresno, CA. We own 50% of this joint venture investment. We purchased the land from PriceSmart at the appraised value of $4.0 million and contributed the land to the joint venture.

    In December 1997 we purchased a shopping center in Roseville, CA for $23.6 million.

DISPOSITIONS

    During 1998 we sold a free-standing restaurant building at our Azusa, CA property and recorded a $184,000 gain on the sale. We also sold a free-standing car wash at our Northridge, CA site and recognized no gain on the sale. We consider both of these parcels incidental to our main business.

    We sold no properties during the four months ended December 31, 1997. During each of the two years ended August 31, we sold certain significant real estate properties to unrelated parties and recognized related gains or losses on dispositions, as shown in the following table. In addition, we recognized $644,000 of net gains during the year ended August 31, 1997 on sales of insignificant real estate properties. In conjunction with the

                            PRICE ENTERPRISES, INC.

NOTE 3--REAL ESTATE PROPERTIES (CONTINUED)
PriceSmart distribution, we transferred all remaining properties held for sale to PriceSmart (amounts in thousands).

                                                                               SALES     PRETAX GAIN
LOCATION                            DESCRIPTION                  DATE SOLD     PRICE       (LOSS)
----------------------------------  --------------------------  -----------  ----------  -----------
YEAR ENDED AUGUST 31, 1997
Santee, CA........................  warehouse building              12/6/96  $    3,187   $      17
Schaumburg, IL....................  undeveloped land               12/10/96       6,865         802
Houston, TX.......................  retail building                 5/29/97       6,000        (352)
YEAR ENDED AUGUST 31, 1996
Palm Harbor, FL...................  warehouse building             12/22/95       3,483          65
San Diego (Convoy Ct.), CA........  office building                  2/9/96       3,500         143
Richmond, CA......................  warehouse building              4/12/96      11,075          80

NOTE 4--CREDIT FACILITIES AND NOTE PAYABLE

    Our credit facility activity for 1998 consisted of the following:

    - In April we obtained a revolving credit facility with a commercial bank for up to $75 million in unsecured advances. Since certain financial covenants and restrictions in the loan agreement were impacted by our distribution of preferred stock, the credit facility was amended and expired on December 31, 1998. No amounts remain outstanding on this facility.

    - In September we obtained an additional credit facility for $50 million with Morgan Guaranty Trust Company. This credit facility has a one-year term and bears interest at LIBOR plus 30 basis points. Sol Price (a significant stockholder of our Company and the father of Robert

                            PRICE ENTERPRISES, INC.

NOTE 4--CREDIT FACILITIES AND NOTE PAYABLE (CONTINUED)
      Price, our Company's Chairman of the Board), Helen Price (Sol Price's spouse) and the Sol & Helen Price Trust entered into a Guaranty and Pledge Agreement in which they agreed to guaranty our obligations under this credit facility. The Sol and Helen Price Trust also granted the Morgan Guaranty Trust Company a continuing security interest in U.S. Treasury Notes worth more than the amount outstanding under this credit facility to secure their obligations under the guaranty. At year end, $50.0 million was outstanding under this credit facility at a weighted average interest rate of 5.69%.

    - In December we obtained a $100 million unsecured credit facility with Wells Fargo Bank, AmSouth Bank and Bank One. This facility has a term of three years with an interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. As of December 31, we owed $49.1 million on this credit facility at an interest rate of 6.91%.

    In conjunction with the San Diego/Murphy Canyon, CA self storage facility purchase, we assumed an existing $8.9 million note secured by the property. The note, payable to a financial institution, matures in July 2003 and bears an interest rate of 9.0%. Prepayment of the note may not occur prior to July 2001.

    The amount of secured debt that becomes due in each of the next five years is as follows (amounts in thousands):

1999.........................................  $      70
2000.........................................         76
2001.........................................         84
2002.........................................         91
2003.........................................        100

                            PRICE ENTERPRISES, INC.

NOTE 5--RELATED PARTY TRANSACTIONS

    Because of the PriceSmart distribution and for the purpose of governing certain of the ongoing relationships between PriceSmart and PEI after the distribution, and to provide for an orderly transition, PriceSmart and PEI entered into various agreements as described below.

    Our Company and PriceSmart entered into an Asset Management and Disposition Agreement in August 1997 for us to provide asset management services for certain properties distributed to PriceSmart. PriceSmart pays us management fees, leasing fees, disposition fees and developer's fees for providing these services. This agreement has a two-year term; provided that either the Company or PriceSmart may terminate the agreement with 60 days written notice. During 1998, we charged PriceSmart $201,000 for asset management services and $43,000 during the four months ending December 31, 1997.

    We also entered into a Tax Sharing Agreement with PriceSmart in August 1997 defining rights and obligations with respect to tax returns and tax liabilities for taxable years and other taxable periods ending on or before August 31, 1997. In general, we will be responsible for (i) filing all Federal and state income tax returns of our Company, PriceSmart and any of their subsidiaries for all taxable years ending on or before or including August 31, 1997 and (ii) paying the taxes relating to these returns (or be entitled to tax refunds) to the extent attributable to pre-August 31, 1997 periods.

    PriceSmart leases space from us for its corporate offices in San Diego. The lease expires August 31, 1999. In 1998 we recorded $590,000 in revenue related to this lease and $158,000 in revenue during the four months ended December 31, 1997.

    In July 1998 we acquired approximately 15 acres of land in Fresno, CA from PriceSmart for $4.0 million.

                            PRICE ENTERPRISES, INC.

NOTE 5--RELATED PARTY TRANSACTIONS (CONTINUED)
    In May 1998, we acquired an office complex in Sacramento, CA for $35.6 million. We acquired the property from Ivanhoe-Bradshaw, L.L.C.
(Ivanhoe-Bradshaw), a company controlled by Sol Price. In addition, James F. Cahill, a member of our Board of Directors, served as Manager of Ivanhoe-Bradshaw and previously held membership interests in Ivanhoe-Bradshaw.

NOTE 6--PROFIT SHARING AND 401(K) PLAN

    Substantially all of our employees participate in a defined contribution profit sharing and 401(k) plan. Profit sharing contributions, if any, are based on a discretionary amount determined by our Board of Directors and we allocate contributions to each participant based on their relative compensation, subject to certain limitations, to the compensation of all participants. We make these contributions annually. We also make a matching 401(k) contribution equal to 50% of each participant's contribution up to an annual maximum matching contribution of $250.

    During the year ended August 31, 1996, the plan year was converted to a December 31 year-end from an August 31 year-end; therefore, the contribution to the profit sharing plan in the year ended August 31, 1996 was for the period of September 1995 to December 1995.

    We contributed the following amounts to our profit sharing and 401(k) plan (amounts in thousands):

                                               YEAR ENDED             YEAR ENDED
                                               DECEMBER 31            AUGUST 31
                                              -------------  ----------------------------
                                                  1998           1997           1996
                                              -------------  -------------  -------------
Profit Sharing..............................    $     117      $     490      $     187
401(k)......................................            7             29             37

                            PRICE ENTERPRISES, INC.

NOTE 7--STOCK OPTION PLANS

    In 1995, we established an Employee Stock Option and Stock Grant Plan and a Director Stock Option Plan and we may grant stock options to any employee or director under these two plans. We reserved 1,500,000 shares for issuance under the employee plan and 150,000 for issuance under the director plan. The director plan was amended on October 1, 1997. Options generally vest over five years and expire six years after the grant date. Once exercisable, the employee or director can purchase shares of our stock at the market price on the date we granted the option. Subsequent to August 31, 1997, and as a direct result of the PriceSmart distribution, we adjusted all outstanding options, both in quantity and exercise price, so each optionee remained in the same economic position as before the distribution. We made an equitable adjustment by issuing 54,352 additional stock options to compensate for a reduction in our stock price because of the PriceSmart distribution.

    In August 1998 we distributed one share of Series A Preferred Stock for every share of common stock outstanding. Subsequent to this distribution our common stock began trading at a significantly reduced price. In order to put optionees with outstanding stock options in the same position as common stockholders of the Company after the distribution, each optionee was granted the right to receive one share of preferred stock upon the exercise of a share of common stock. This right was granted instead of adjusting the exercise price or quantity of common stock options outstanding. This right is triggered by the exercise of the common stock option and the optionee may not exercise options in the common or preferred stock independently. We amended both stock options plans in August 1998 to allow for this change.

    You will see in the following table the activity in the common stock options and related weighted average exercise price per share. The quantity of stock options granted, exercised and cancelled for 1998 reflect only

                            PRICE ENTERPRISES, INC.

NOTE 7--STOCK OPTION PLANS (CONTINUED)
common stock options. In order to make this disclosure more meaningful, we have reflected the weighted average exercise price per share as a prorated price based on the relative value of the common stock and the preferred stock. We used the closing prices on the first day of trading of the preferred stock, where the common stock closed at $4.38, or 23%, and the preferred closed at $14.87, or 77%, of the total of $19.25.

    Since the issuance of the Series A Preferred Stock, we have only granted new options in common stock at the market value on the date of grant. We do not intend to issue any preferred stock options in the future.

                            PRICE ENTERPRISES, INC.

NOTE 7--STOCK OPTION PLANS (CONTINUED)
    The following table summarizes the activity for both plans:

                                                                     WEIGHTED AVERAGE
                                                          STOCK       EXERCISE PRICE
                                                         OPTIONS        PER SHARE
                                                       ------------  ----------------
Outstanding at August 31, 1995.......................     1,052,108     $    11.53
  Granted............................................       193,500          15.65
  Exercised..........................................       (55,982)         11.27
  Canceled...........................................      (145,861)         11.25
                                                       ------------
Outstanding at August 31, 1996.......................     1,043,765          12.35
  Granted............................................        11,900          21.67
  Exercised..........................................      (342,880)         12.12
  Canceled...........................................      (446,776)         12.78
                                                       ------------
Outstanding at August 31, 1997.......................       266,009          12.34
Adjustment and revaluation resulting from
 distribution of PriceSmart..........................        54,352
                                                       ------------
Adjusted outstanding at August 31, 1997..............       320,361          10.25
  Granted............................................       476,329          18.87
  Exercised..........................................       (98,383)          9.19
  Canceled...........................................       (45,312)         11.55
                                                       ------------
Outstanding at December 31, 1997.....................       652,995          16.60
  Granted............................................        68,750           4.60
  Exercised..........................................       (23,397)         10.43
  Canceled...........................................       (13,500)         18.75
                                                       ------------
Outstanding at December 31, 1998.....................       684,848           3.89
                                                       ------------
                                                       ------------

                            PRICE ENTERPRISES, INC.

NOTE 7--STOCK OPTION PLANS (CONTINUED)
    As of December 31, 1998, options to purchase 141,680 shares were exercisable under the Employee Plan and 28,715 shares were exercisable under the Director Plan. At year end 1,024,840 shares of common stock remained available for future issuance in connection with the Employee Plan and 91,026 shares remained available for future issuance under the Director Plan.

    The following table summarizes information concerning options outstanding under both plans as of December 31, 1998.

                                                                                   WEIGHTED AVERAGE
                                                  WEIGHTED AVERAGE                 EXERCISE PRICE OF
   RANGE OF        OPTIONS    WEIGHTED AVERAGE    REMAINING LIFE IN     OPTIONS         OPTIONS
EXERCISE PRICES  OUTSTANDING   EXERCISE PRICE           YEARS         EXERCISABLE     EXERCISABLE
---------------  -----------  -----------------  -------------------  -----------  -----------------
$   2.07 - 2.58     140,911       $    2.24                 2.1           75,359       $    2.25
    4.00 - 4.30     481,437            4.27                 4.8           95,036            4.28
    4.50 - 5.35      62,500            4.66                 5.2               --              --
                 -----------                                          -----------
                    684,848            3.89                 4.3          170,395            3.38
                 -----------                                          -----------
                 -----------                                          -----------

    As we stated in Note 1, we follow the provisions for APB No. 25, "Accounting for Stock Issued to Employees." In 1997 we implemented the disclosure provisions required by SFAS No. 123, "Accounting for Stock-Based Compensation" for our stock option plans. SFAS No. 123 requires pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the "fair value" method described in that statement. We estimated the fair value using the Black-

                            PRICE ENTERPRISES, INC.

NOTE 7--STOCK OPTION PLANS (CONTINUED)
Scholes option pricing model, modified for dividends and using the following assumptions:

                                                           FOUR MONTHS
                                            YEAR ENDED        ENDED               YEAR ENDED
                                            DECEMBER 31    DECEMBER 31            AUGUST 31
                                           -------------  -------------  ----------------------------
                                               1998           1997           1997           1996
                                           -------------  -------------  -------------  -------------
Risk free interest rate..................            6%             6%             6%             6%
Annual dividend rate.....................          5.6%             7%             7%             7%
Volatility factor of the stock price.....        23.80%         27.16%         26.54%         26.54%
Weighted average expected life (years)...            3              3              3              3

                            PRICE ENTERPRISES, INC.

NOTE 7--STOCK OPTION PLANS (CONTINUED)
    We do not record compensation expense for stock option grants. The following table summarizes results as if we had recorded compensation expense for the 1998, 1997 and 1996 option grants.

                                                         FOUR MONTHS
                                            YEAR ENDED      ENDED              YEAR ENDED
                                           DECEMBER 31   DECEMBER 31            AUGUST 31
                                           ------------  ------------  ---------------------------
                                               1998          1997          1997          1996
                                           ------------  ------------  ------------  -------------
Net income:
  As reported............................   $   21,113    $   17,508    $   14,225     $      90
  Pro forma..............................       21,044        17,454        14,225            33
Net income per share:
  As reported............................          .97           .74           .61           .00
  Pro forma..............................          .97           .74           .61           .00
Net income per share-- assuming dilution:
  As reported............................          .96           .73           .61           .00
  Pro forma..............................          .96           .73           .61           .00
Weighted average fair value of options
 granted during the year.................          .63          2.51          3.19          2.09

NOTE 8--INCOME TAXES

    Because we have operated as a REIT since September 1997, there is no Federal income tax expense for 1998 or the transition period ended December 31, 1997. The income tax benefit recorded in the four months ending December 31, 1997 is a result of our previously deferred tax liability being eliminated because of our conversion to a REIT as well as income tax refunds receivable that are a result of Federal tax net operating loss

                            PRICE ENTERPRISES, INC.

NOTE 8--INCOME TAXES (CONTINUED)
carrybacks. The provision (benefit) for income taxes for the years prior to our conversion to a REIT consists of the following (amounts in thousands):

                                   FOUR MONTHS ENDED               YEAR ENDED
                                      DECEMBER 31                  AUGUST 31
                               --------------------------  --------------------------
                                   1997                        1997          1996
                               ------------      1996      ------------  ------------
                                             ------------
                                             (UNAUDITED)
Current:
  Federal....................   $     (970)   $    1,709    $     (655)   $   (1,285)
  State......................           --           293          (432)         (513)
                               ------------  ------------  ------------  ------------
                                      (970)        2,002        (1,087)       (1,798)
Allocated to discontinued
 operations..................           --           835         2,301         1,683
                               ------------  ------------  ------------  ------------
                                      (970)        2,837         1,214          (115)
Deferred:
  Federal....................       (5,451)          874         8,509         1,887
  State......................       (1,209)          150         2,462         1,175
                               ------------  ------------  ------------  ------------
                                    (6,660)        1,024        10,971         3,062
Allocated to discontinued
 operations..................           --         1,413         1,078         2,848
                               ------------  ------------  ------------  ------------
                                    (6,660)        2,437        12,049         5,910
Provision (benefit) for
 income tax-- continuing
 operations..................   $   (7,630)   $    5,274    $   13,263    $    5,795
                               ------------  ------------  ------------  ------------
                               ------------  ------------  ------------  ------------

                            PRICE ENTERPRISES, INC.

NOTE 8--INCOME TAXES (CONTINUED)
    A reconciliation between the Federal statutory rate and the effective tax rate follows (amounts in thousands):

                                   FOUR MONTHS ENDED               YEAR ENDED
                                      DECEMBER 31                  AUGUST 31
                               --------------------------  --------------------------
                                   1997          1996          1997          1996
                               ------------  ------------  ------------  ------------
Federal taxes at the
 statutory rate..............   $    3,457    $    4,502    $   11,322    $    4,947
State taxes, net of Federal
 benefit.....................          593           772         1,941           848
                               ------------  ------------  ------------  ------------
                                     4,050         5,274        13,263         5,795
Deduction for dividends
 paid........................       (4,050)           --            --            --
Adjustment due to change in
 tax status..................       (7,630)           --            --            --
                               ------------  ------------  ------------  ------------
  Total provision
    (benefit)................   $   (7,630)   $    5,274    $   13,263    $    5,795
                               ------------  ------------  ------------  ------------
                               ------------  ------------  ------------  ------------

                            PRICE ENTERPRISES, INC.

NOTE 8--INCOME TAXES (CONTINUED)
    The significant components of deferred income taxes are attributable to the following temporary differences (amounts in thousands):

                                                                    AUGUST 31
                                                            --------------------------
                                                                1997          1996
                                                            ------------  ------------
Deferred tax assets:
  Real estate properties..................................   $       --    $    8,086
  All other, net..........................................        1,214         1,006
                                                            ------------  ------------
                                                                  1,214         9,092
Deferred tax liabilities:
  Deferred rental income..................................       (5,128)       (3,703)
  Real estate properties..................................       (2,746)           --
                                                            ------------  ------------
                                                                 (7,874)       (3,703)
                                                            ------------  ------------
Net deferred tax assets (liabilities).....................   $   (6,660)   $    5,389
                                                            ------------  ------------
                                                            ------------  ------------

NOTE 9--STOCKHOLDERS' EQUITY

    On August 17, 1998, we distributed to stockholders of record on July 30, 1998, one share of newly created 8 3/4% Series A Cumulative Redeemable Preferred Stock, par value $.0001, for each share of common stock held by them on the record date. We raised no capital through this transaction. The Series A Preferred Stock pays quarterly dividends at a rate of $1.40 per year and has a $16.00 per share liquidation preference. Prior to the distribution of Series A Preferred Stock, we paid dividends on our common stock. Beginning with our November 1998 dividend payment, dividends of $1.40 per share will be paid on the Series A Preferred Stock. Any dividends required to be paid in excess of $1.40 will be paid to our common stockholders. We have the right to redeem the Series A Preferred Stock anytime after August 16, 2003 at a redemption price of $16.00 per share plus accrued and

                            PRICE ENTERPRISES, INC.

NOTE 9--STOCKHOLDERS' EQUITY (CONTINUED) unpaid dividends, if any. Holders of the Series A Preferred Stock have one-tenth of one vote per share, voting together with our common stock.

    The total market value of the Series A Preferred Stock is based on the closing price on its first day of trading and is shown on the balance sheet as Series A Preferred Stock. We reduced additional paid in capital by the Series A Preferred Stock's value to reflect our change in capital structure.

NOTE 10--COMMITMENTS AND CONTINGENCIES

    Our company owns a property in New Jersey with a ground lease that has a remaining term of 21 years with three 15-year options to renew. Rent expense related to the ground lease is summarized below (amounts in thousands):

                                  YEAR ENDED         FOUR MONTHS ENDED                YEAR ENDED
                                  DECEMBER 31           DECEMBER 31                   AUGUST 31
                                 -------------  ----------------------------  --------------------------
                                     1998           1997           1996           1997          1996
                                 -------------  -------------  -------------  ------------  ------------
Ground lease rent expense......    $     800      $     300      $     800     $    1,700    $    2,500

    Prior years' rental expense included additional leases which we either transferred to PriceSmart in the distribution or terminated. Future minimum

                            PRICE ENTERPRISES, INC.

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED) payments during the next five years and thereafter under this noncancelable lease at December 31, 1998 are as follows (amounts in thousands):

1999......................................  $     754
2000......................................        754
2001......................................        754
2002......................................        754
2003......................................        754
After 2003................................     13,138
                                            ---------
Total minimum payments....................  $  16,593
                                            ---------
                                            ---------

    The above property is subleased and as of year end total future sublease revenues are $28.9 million, which are included in future minimum rental income amounts in Note 3.

                            PRICE ENTERPRISES, INC.

NOTE 11--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is an unaudited summary of our quarterly results for the last two years (amounts in thousands, except per share data):

                                                       FIRST       SECOND      THIRD       FOURTH
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                     ----------  ----------  ----------  ----------
YEAR ENDED DECEMBER 31, 1998
  Revenues.........................................  $   14,486  $   15,287  $   15,915  $   16,797
  Operating income.................................       7,408       7,836       8,409       7,740
  Income from continuing operations................       7,795       7,689       7,536       6,409
  Net income.......................................       7,795       7,689       7,536       6,409
  Earnings per common share-- basic & diluted
      Income from continuing operations............        0.33        0.32        0.32       (0.12)
      Net income...................................        0.33        0.32        0.32       (0.12)
YEAR ENDED DECEMBER 31, 1997
  Revenues.........................................  $   13,363  $   14,509  $   13,754  $   14,141
  Operating income.................................       6,390       6,173       3,899       6,827
  Income from continuing operations................       4,930       4,654       4,330      15,089
  Net income.......................................       4,495       4,004       3,790      15,089
  Earnings per common share
    Basic
      Income from continuing operations............        0.21        0.20        0.18        0.64
      Net income...................................        0.19        0.17        0.16        0.64
    Diluted
      Income from continuing operations............        0.21        0.20        0.18        0.63
      Net income...................................        0.19        0.17        0.16        0.63

                            PRICE ENTERPRISES, INC.

NOTE 12--SUBSEQUENT EVENTS

    Caldor, a tenant at our Moorestown, NJ property, announced in January 1999 they will be closing their store. Caldor closed their store in March and they indicated to us they intend to continue paying rent through at least April. We are currently evaluating alternatives for the best possible use of this vacant space.

    In January 1999 we purchased 15 acres of land in Tucson, Arizona for $2.6 million for a proposed shopping center development.

    In January 1999 we repaid $25.0 million on our $50.0 million credit facility with Morgan Guaranty Trust Company and reduced our commitment with them. We repaid this amount through an advance on our unsecured credit facility with Wells Fargo Bank, BankOne and AmSouth Bank.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Price Enterprises, Inc.

    We have audited the accompanying consolidated balance sheets of Price Enterprises, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1998, for the period September 1, 1997 through December 31, 1997 and for each of the two years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Price Enterprises, Inc. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the year ended December 31, 1998, for the period September 1, 1997 through December 31, 1997, and for each of the two years in the period ended August 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

San Diego, California
January 19, 1999, except for Note 12,
as to which the date is January 22, 1999.

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Note that in this Form 10-K, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information about Directors of the Company is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 1999 Annual Meeting of Stockholders. The balance of the response to this item is contained in the discussion entitled Executive Officers of the Company contained in Item 4A of
Part I of this report.

ITEM 11--EXECUTIVE COMPENSATION

    Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Security Ownership of Directors and Officers in Item 1 of our Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Related Transactions in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14-- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Financial Statements and Financial Statement Schedules:

    The following consolidated financial statements of Price Enterprises, Inc. are included in Item 8.

                                                                                             PAGE
                                                                                           ---------
(1) (A) Report of Independent Auditors...................................................         67
    (B) Consolidated Financial Statements
         (i) Consolidated Balance Sheets--December 31, 1998 and 1997.....................         35
         (ii) Consolidated Statements of Income--Year Ended December 31, 1998, Four
              Months Ended December 31, 1997 and 1996 and the Years Ended August 31, 1997
              and 1996...................................................................         36
        (iii) Consolidated Statements of Stockholders' Equity-- Year Ended December 31,
              1998, Four Months Ended December 31, 1997 and the Years Ended August 31,
              1997 and 1996..............................................................         37
         (iv) Consolidated Statements of Cash Flows--Year Ended December 31, 1998, Four
              Months Ended December 31, 1997 and 1996 and the Years Ended August 31, 1997
              and 1996...................................................................         38
         (v) Notes to Consolidated Financial Statements-- December 31, 1998..............         39

(2) Financial Statement Schedules:
    The following financial statement schedule of Price Enterprises, Inc. is included in
    Item 14(d) Schedule III--Real Estate and Accumulated Depreciation....................         72

                                                                                             PAGE
                                                                                           ---------
    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 77.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 77.

(d) Financial Statement Schedules:

  72Schedule III--Real Estate and Accumulated Depreciation......................

                            PRICE ENTERPRISES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                                                                         GROSS AMOUNT
                                                                                                           AT WHICH
                                                                                                            CARRIED
                                                                                                          AT CLOSE OF
                                                                   INITIAL COSTS              COSTS         PERIOD
                                                            ----------------------------   CAPITALIZED   -------------
                                                              LAND AND     BUILDING AND   SUBSEQUENT TO    LAND AND
LOCATION                           DESCRIPTION              IMPROVEMENTS   IMPROVEMENTS    ACQUISITION   IMPROVEMENTS
---------------------------------  -----------------------  -------------  -------------  -------------  -------------
Westbury, NY                       Shopping Center........    $  41,784      $       0      $  28,329      $  46,621
Pentagon City, VA                  Shopping Center........       24,742         14,473         25,700         26,289
Wayne, NJ                          Shopping Center........       19,760          6,912         12,689         22,200
Sacramento/Bradshaw, CA            Office Complex.........        4,220         31,403              0          4,220
San Diego, CA                      Warehouse/Office
                                     Building/Self
                                     Storage..............        5,244          7,990         13,281          6,284

Philadelphia, PA                   Shopping Center........        8,649          4,382         13,339          9,115
Dallas, TX                         Retail Building........       10,662              0         13,283         12,453
Seekonk, MA                        Shopping Center........        7,636              0         12,698         10,153
Roseville, CA                      Shopping Center........        9,173          8,165          4,044          6,877
San Diego/Murphy Canyon, CA        Self Storage...........        9,274          8,575              5          9,274

Signal Hill, CA                    Shopping Center........        5,872              0         10,223          8,289
Fountain Valley, CA                Shopping Center........        4,551              0         10,677          6,916
San Diego/Rancho San Diego, CA     Shopping Center........        4,424          6,889              0          4,424
Glen Burnie, MD                    Shopping Center........        1,795              0          8,847          3,699
Azusa, CA                          Warehouse/Self
                                     Storage..............        4,248            896          4,401          3,847

Moorsetown, NJ (leased land)       Shopping Center........       Leased              0          8,029              0
San Diego/Carmel Mtn., CA          Shopping Center........        3,464              0          3,431          3,742
Northridge, CA                     Shopping Center........        4,029              0          2,183          3,702
Buffalo, NY                        Retail Building........        2,503              0          3,724          3,656
Inglewood, CA                      Warehouse Building.....        1,438              0          3,710          1,666

Sacramento/Stockton, CA            Shopping Center........        1,437              0          3,568          2,436
New Britain, CT                    Warehouse Building.....        3,640              0          1,118          2,634
San Juan Capistrano, CA            Shopping Center........        3,150              0          1,293          2,042
Solana Beach, CA                   Self Storage...........        2,324          1,227            362          2,324
Tucson, AZ                         Shopping Center........        1,073              0          2,776          1,787

Hampton, VA                        Retail Building/Bank...        1,132              0          1,826          1,436
Smithtown, NY                      Retail Building........          721              0          2,022          1,231
Redwood City, CA                   Retail Building........        1,860              0            235          2,095
Denver/Littleton, CO               Retail Building........          607            847            470            584
Denver/Aurora, CO                  Restaurant.............          105              0            648            173

San Diego/Southeast, CA            Restaurant/Bank........          217              0            388            170
Chula Vista/Rancho del Rey, CA     Land...................          915              0           (415)           500
                                                            -------------  -------------  -------------  -------------
Total Investment Properties...............................    $ 190,649      $  91,759      $ 192,884      $ 210,839


                                   BUILDING AND
LOCATION                           IMPROVEMENTS   TOTAL(1)
---------------------------------  -------------  ---------
Westbury, NY                         $  23,492    $  70,113
Pentagon City, VA                       38,626       64,915
Wayne, NJ                               17,161       39,361
Sacramento/Bradshaw, CA                 31,403       35,623
San Diego, CA

                                        20,231       26,515
Philadelphia, PA                        17,255       26,370
Dallas, TX                              11,492       23,945
Seekonk, MA                             10,181       20,334
Roseville, CA                           14,505       21,382
San Diego/Murphy Canyon, CA              8,580       17,854
Signal Hill, CA                          7,806       16,095
Fountain Valley, CA                      8,312       15,228
San Diego/Rancho San Diego, CA           6,889       11,313
Glen Burnie, MD                          6,943       10,642
Azusa, CA
                                         5,698        9,545
Moorsetown, NJ (leased land)             8,029        8,029
San Diego/Carmel Mtn., CA                3,153        6,895
Northridge, CA                           2,510        6,212
Buffalo, NY                              2,571        6,227
Inglewood, CA                            3,482        5,148
Sacramento/Stockton, CA                  2,569        5,005
New Britain, CT                          2,124        4,758
San Juan Capistrano, CA                  2,401        4,443
Solana Beach, CA                         1,589        3,913
Tucson, AZ                               2,062        3,849
Hampton, VA                              1,522        2,958
Smithtown, NY                            1,512        2,743
Redwood City, CA                             0        2,095
Denver/Littleton, CO                     1,340        1,924
Denver/Aurora, CO                          580          753
San Diego/Southeast, CA                    435          605
Chula Vista/Rancho del Rey, CA               0          500
                                   -------------  ---------
Total Investment Properties......    $ 264,453    $ 475,292

                                                                                                          DEPRECIABLE LIFE
                                                                                                         -------------------
                                                            ACCUMULATED      DATE OF         DATE OF
LOCATION                           DESCRIPTION              DEPRECIATION   CONSTRUCTION    ACQUISITION    LAND IMPROVEMENTS
---------------------------------  -----------------------  ------------  --------------  -------------  -------------------
Westbury, NY                       Shopping Center........       (6,865)         1993-94         1993                25
Pentagon City, VA                  Shopping Center........   $   (6,029)         1992-93         1992                25
Wayne, NJ                          Shopping Center........       (4,732)         1991-93         1991                25
Sacramento/Bradshaw, CA            Office Complex.........                          (940)        1998                25
San Diego, CA                      Warehouse/Office
                                     Building/Self
                                     Storage..............                       (10,712)        1981                25

Philadelphia, PA                   Shopping Center........       (3,752)   1992, 1994-95         1991                25
Dallas, TX                         Retail Building........       (2,536)     1991-92, 96         1991                25
Seekonk, MA                        Shopping Center........       (2,799)         1991-94         1991                25
Roseville, CA                      Shopping Center........                          (655)        1997                25
San Diego/Murphy Canyon, CA        Self Storage...........         (266)                         1998                25

Signal Hill, CA                    Shopping Center........       (1,913)         1992-93         1991                25
Fountain Valley, CA                Shopping Center........       (2,171)         1990-93         1989                25
San Diego/Rancho San Diego, CA     Shopping Center........         (160)                         1998                25
Glen Burnie, MD                    Shopping Center........       (2,102)         1990-92         1985                25
Azusa, CA                          Warehouse/Self
                                     Storage..............         (761)      1983, 1998         1983                25

Moorsetown, NJ (leased land)       Shopping Center........       (2,311)         1989-91         1989                25
San Diego/Carmel Mtn., CA          Shopping Center........         (695)         1992-93         1991                25
Northridge, CA                     Shopping Center........         (485)         1993-94         1988                25
Buffalo, NY                        Retail Building........       (1,558)         1989-90         1989                25
Inglewood, CA                      Warehouse Building.....       (1,293)            1989         1984                25

Sacramento/Stockton, CA            Shopping Center........         (473)         1994-95         1993                25
New Britain, CT                    Warehouse Building.....         (571)                         1991                25
San Juan Capistrano, CA            Shopping Center........         (604)  1988-89, 94-95         1987                25
Solana Beach, CA                   Self Storage...........            0             1998         1998                25
Tucson, AZ                         Shopping Center........         (687)         1989-91         1988                25

Hampton, VA                        Retail Building/Bank...         (447)            1992         1987                25
Smithtown, NY                      Retail Building........         (858)         1988-89         1985                25
Redwood City, CA                   Retail Building........            0                          1982                --
Denver/Littleton, CO               Retail Building........         (403)                         1990                25
Denver/Aurora, CO                  Restaurant.............         (127)            1993         1990                25

San Diego/Southeast, CA            Restaurant/Bank........         (269)         1989-90         1989                25
Chula Vista/Rancho del Rey, CA     Land...................            0                0                           1993
                                                            ------------
Total Investment Properties...............................   $  (57,174)
                                                            ------------
                                                            ------------

                                                       BUILDING
LOCATION                             BUILDING        IMPROVEMENTS
---------------------------------  -------------  -------------------
Westbury, NY                                25                10
Pentagon City, VA                           25                10
Wayne, NJ                                   25                10
Sacramento/Bradshaw, CA                     25                10
San Diego, CA
                                            25                10
Philadelphia, PA                            25                10
Dallas, TX                                  25                10
Seekonk, MA                                 25                10
Roseville, CA                               25                10
San Diego/Murphy Canyon, CA                 25                10
Signal Hill, CA                             25                10
Fountain Valley, CA                         25                10
San Diego/Rancho San Diego, CA              25                10
Glen Burnie, MD                             25                10
Azusa, CA
                                            25                10
Moorsetown, NJ (leased land)                25                10
San Diego/Carmel Mtn., CA                   25                10
Northridge, CA                              25                10
Buffalo, NY                                 25                10
Inglewood, CA                               25                10
Sacramento/Stockton, CA                     25                10
New Britain, CT                             25                10
San Juan Capistrano, CA                     25                10
Solana Beach, CA                            25                 1
Tucson, AZ                                  25                10
Hampton, VA                                 25                10
Smithtown, NY                               25                10
Redwood City, CA                            --                --
Denver/Littleton, CO                        25                10
Denver/Aurora, CO                           25                10
San Diego/Southeast, CA                     25                10
Chula Vista/Rancho del Rey, CA              --                --
Total Investment Properties......

----------------------------------

(1) The aggregate cost for Federal income tax purposes is $463,363

                            PRICE ENTERPRISES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

                                                                FOUR MONTHS
                                                   YEAR ENDED      ENDED
                                                  DECEMBER 31   DECEMBER 31      YEAR ENDED AUGUST 31
                                                  ------------  ------------  --------------------------
RECONCILIATION TO REPORTED AMOUNTS                    1998          1997          1997          1996
------------------------------------------------  ------------  ------------  ------------  ------------
PROPERTY AND EQUIPMENT
  Balance at beginning of period................   $  399,011    $  380,145(1) $    436,672 $    469,337
  Additions during the period:
    Purchases...................................       78,781        18,866          2,720        17,003
  Deductions during the period:
    Cost of properties sold.....................       (2,500)           --        (35,741)      (32,668)
    Asset impairment loss.......................           --            --         (2,000)      (17,000)
                                                  ------------  ------------  ------------  ------------
      Subtotal..................................      475,292       399,011        401,651       436,672
  Other:
    Property and equipment transferred to
      PriceSmart................................           --            --        (21,506)      (31,541)
    FF&E........................................          581           242            203           733
                                                  ------------  ------------  ------------  ------------
  Balance at end of period......................   $  475,873    $  399,253   $    380,348  $    405,864
                                                  ------------  ------------  ------------  ------------
                                                  ------------  ------------  ------------  ------------
ACCUMULATED DEPRECIATION
  Balance at beginning of period................   $   46,089    $   43,131(1) $     43,991 $     39,282
  Depreciation expense..........................       11,085         2,958          9,347         9,433
  Accumulated depreciation of properties sold...           --            --         (7,589)       (4,724)
                                                  ------------  ------------  ------------  ------------
      Subtotal..................................       57,174        46,089         45,749        43,991
  Other:
    Accumulated depreciation of property and
      equipment transferred to PriceSmart.......           --            --         (2,618)       (3,927)
    Accumulated depreciation of FF&E............          192           108             78           365
                                                  ------------  ------------  ------------  ------------
  Balance at end of period......................   $   57,366    $   46,197   $     43,209  $     40,429
                                                  ------------  ------------  ------------  ------------
                                                  ------------  ------------  ------------  ------------

---------------------

(1) Adjusted for property and equipment transferred to PriceSmart

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PRICE ENTERPRISES, INC.

DATED: March 22, 1999           By:               /s/ JACK MCGRORY
                                          --------------------------------
                                                    Jack McGrory
                                       President and Chief Executive Officer

DATED: March 22, 1999           By:             /s/ GARY W. NIELSON
                                          --------------------------------
                                                  Gary W. Nielson
                                         Executive Vice President and Chief
                                                 Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ ROBERT E. PRICE
------------------------------  Chairman of the Board of      March 22, 1999
       Robert E. Price            Directors

     /s/ PAUL A. PETERSON
------------------------------  Vice Chairman of the Board    March 22, 1999
       Paul A. Peterson           of Directors

     /s/ JAMES F. CAHILL
------------------------------  Director                      March 22, 1999
       James F. Cahill

      /s/ ANNE L. EVANS
------------------------------  Director                      March 22, 1999
        Anne L. Evans

    /s/ MURRAY L. GALINSON
------------------------------  Director                      March 22, 1999
      Murray L. Galinson

       /s/ JACK MCGRORY
------------------------------  Director, President, and      March 22, 1999
         Jack McGrory             Chief Executive Officer

                                 EXHIBIT INDEX

 EXHIBIT                                       DESCRIPTION
---------  -----------------------------------------------------------------------------------
     2.1   Distribution Agreement dated as of August 26, 1997 between Price Enterprises, Inc.
             and PriceSmart, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on September 12,
             1997 (File No. 0-20449)).........................................................
     3.1   Articles of Incorporation of Price Enterprises, Inc. (incorporated by reference to
             Exhibit 3.1 to Transition Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 27, 1998 (File No. 0-20449))........................
     3.2   Articles Supplementary of Price Enterprises, Inc. (incorporated by reference to
             Exhibit 3.2 to Registration Statement on Form 8-A of Price Enterprises, Inc.
             filed with the Commission on August 7, 1998 (File No. 0-20449))..................
     3.3   Bylaws of Price Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to
             Transition Report on Form 10-K of Price Enterprises, Inc. filed with the
             Commission on March 27, 1998 (File No. 0-20449)).................................
    10.1   Employee Benefits and Other Employment Matters Allocation Agreement dated as of
             August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc.
             (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Price
             Enterprises, Inc. filed with the Commission on September 12, 1997 (File No.
             0-20449))........................................................................
    10.2   Tax Sharing Agreement dated as of August 26, 1997 between Price Enterprises, Inc.
             and PriceSmart, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on September 12,
             1997 (File No. 0-20449)).........................................................

 EXHIBIT                                       DESCRIPTION
---------  -----------------------------------------------------------------------------------
    10.3   Asset Management Agreement dated as of August 26, 1997 between Price Enterprises,
             Inc. and PriceSmart, Inc. (incorporated by reference to Exhibit 10.3 to Current
             Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on
             September 12, 1997 (File No. 0-20449))...........................................
    10.4   Transitional Services Agreement dated as of August 26, 1997 between Price
             Enterprises Inc. and PriceSmart, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the
             Commission on September 12, 1997 (File No. 0-20449)).............................
    10.5   Employment Agreement dated June 18, 1997, by and between Price Enterprises, Inc.
             and Jack McGrory (incorporated by reference to Exhibit 10.6 to Annual Report on
             Form 10-K of Price Enterprises, Inc. filed with the Commission on November 26,
             1997 (File No. 0-20449)).........................................................
    10.6   Amendment No. 1 to Employment Agreement dated as of August 27, 1997, by and between
             Price Enterprises, Inc. and Jack McGrory (incorporated by reference to Exhibit
             10.7 to Annual Report on Form 10-K of Price Enterprises, Inc. filed with the
             Commission on November 26, 1997 (File No. 0-20449))..............................
    10.7   Purchase and Sale Agreement for Stanford Ranch Crossing dated December 31, 1997, by and between Price Enterprises, Inc. and Opus West Corporation (incorporated by reference to Exhibit 10.7 to Transition Report on Form 10-K of Price Enterprises,
             Inc. filed with the Commission on March 27, 1998 (File No. 0-20449)).............
    10.8   Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 14, 1998 (File No. 0-20449))....................

 EXHIBIT                                       DESCRIPTION
---------  -----------------------------------------------------------------------------------
    10.9   Revolving Credit Agreement dated as of December 3, 1998 among the Company, and
             Wells Fargo Bank, National Association, as Agent.................................
    10.10  Form of Promissory Note Agreement under Revolving Credit Agreement as amended and schedule of notes signed, dates, banks and amounts...............................
    10.11  Form of Guaranty between Price Enterprises, Inc. and Wells Fargo Bank, National
             Association......................................................................
    10.12  First Amendment to Revolving Credit Agreement and Loan Documents dated as of
             December 29, 1998 among the Company, Wells Fargo Bank, National Association, as a
             Lender (the "Original Lender"), BankOne, Arizona, NA, AmSouth Bank, and Wells
             Fargo Bank, National Association, as Agent.......................................
    10.13  Pro rata share of lenders participating in Amended Revolving Credit Agreement dated as of December 29, 1998 among the Company, Wells Fargo Bank, National
             Association, BankOne, Arizona, NA, AmSouth Bank and Wells Fargo Bank, NA, as
             agent............................................................................
    10.14  Amendment No. 2 to Employment Agreement dated as of February 2, 1999, by and between Price Enterprises, Inc. and Jack McGrory.................................
    10.15  Revolving Credit Agreement dated as of March 31, 1998 among the Company, Union Bank of Switzerland and Union Bank of Switzerland, as Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 14, 1998 (File No.
             0-20449))........................................................................

 EXHIBIT                                       DESCRIPTION
---------  -----------------------------------------------------------------------------------
    10.16  Amendment No. 1 to Revolving Credit Agreement dated as of August 27, 1998 among the
             Company, Union Bank of Switzerland and Union Bank of Switzerland, as Agent
             (incorporated by reference to Exhibit (b)(2) to Issuer Tender Offer Statement on
             Schedule 13-E4 of Price Enterprises, Inc. filed with the Commission on September
             17, 1998 (File No. 005-43425))...................................................
    10.17  Letter Agreement dated as of September 15, 1998 by and between the Company and
             Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit
             (b)(3) to Issuer Tender Offer Statement on Schedule 13-E4 of Price Enterprises,
             Inc. filed with the Commission on September 17, 1998 (File No. 005-43425)).......
    10.18  Guaranty and Pledge Agreement dated as of September 15, 1998 among Sol Price, Helen
             Price, The Sol and Helen Price Trust and Morgan Guaranty Trust Company of New
             York (incorporated by reference to Exhibit (c)(1) to Issuer Tender Offer
             Statement on Schedule 13-E4 of Price Enterprises, Inc. filed with the Commission on September 17, 1998 (File No. 005-43425))......................................
    10.19  The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (the "Stock
             Plan" ) (incorporated by reference to Exhibit 10.23 to Registration Statement on
             Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994
             (File No. 0-20449))..............................................................
    10.20  Form of Incentive Stock Option Agreement under the Stock Plan (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form S-8 of Price
             Enterprises, Inc. filed with the Commission on July 13, 1995 (File No.
             33-60999)).......................................................................

 EXHIBIT                                       DESCRIPTION
---------  -----------------------------------------------------------------------------------
    10.21  Form of Non-Qualified Stock Option Agreement under the Stock Plan (incorporated by reference to Exhibit 4.3 of the Current Report on Form S-8 of Price Enterprises,
             Inc. filed with the Commission on July 13, 1995 (File No. 33-60999)).............
    10.22  The Price Enterprises Directors' 1995 Stock Option Plan (the "Directors' Plan)
             (incorporated by reference to Exhibit 10.24 to Registration Statement on Form 10
             of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File
             No. 0-20449))....................................................................
    10.23  Form of Non-Qualified Stock Option Agreement under the Directors' Plan
             (incorporated by reference to Exhibit 4.5 of the Current Report on Form S-8 of
             Price Enterprises, Inc. filed with the Commission on July 13, 1995 (File No.
             33-60999)).......................................................................
    10.24  First Amendment to the Price Enterprises Directors' 1995 Stock Option Plan
             (incorporated by reference to Exhibit 4.7 to Transition Report on Form 10-K of
             Price Enterprises, Inc. filed with the Commission on March 27, 1998 (File No.
             0-20449))........................................................................
    10.25  First Amendment to The Price Enterprises 1995 Combined Stock Grant and Stock Option
             Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form
             S-8 of Price Enterprises, Inc. filed with the Commission on September 2, 1998
             (File No. 333-62723))............................................................
    10.26  Second Amendment to the Price Enterprises Directors' 1995 Stock Option Plan
             (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8
             of price Enterprises, Inc. filed with the Commission on September 2, 1998 (File
             No. 333-62723))..................................................................

 EXHIBIT                                       DESCRIPTION
---------  -----------------------------------------------------------------------------------
    10.27  Form of Amended and Restated Non-Qualified Stock Option Agreement under the 1995
             Plan (incorporated by reference to Exhibit 4.6 to Registration Statement on Form
             S-8 of Price Enterprises, Inc. filed with the Commission on September 2, 1998
             (File No. 333-62723))............................................................
    10.28  Form of Amended and Restated Non-Qualified Stock Option Agreement under the
             Director's Plan (incorporated by reference to Exhibit 4.7 to Registration
             Statement on Form S-8 of Price Enterprises, Inc. filed with the Commission on
             September 2, 1998 (File No. 333-62723))..........................................
    10.29  Purchase and Sale Agreement as Amended for Sacramento/ Bradshaw Business Park dated
             April 6, 1998, by and between Price Enterprises, Inc. and Ivanhoe-Bradshaw,
             L.L.C. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 12, 1998 (File No. 0-20449))...........................................
    10.30  Employment Agreement dated January 6, 1998 by and between Price Enterprises, Inc.
             and Gary W. Nielson (incorporated by reference to Exhibit 10.2 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the
             Commission on May 14, 1998 (File No. 0-20449))...................................
    12.1   Computation of ratio of earnings to fixed charges..................................
    21.1   Subsidiaries of Price Enterprises, Inc.............................................
    23.1   Consent of Independent Auditors....................................................
    27.1   Financial Data Schedule............................................................