Form 10-K/A
period 1998-12-31
PRICE ENTERPRISES INC
filed 1999-04-29
CIK 929647

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (Mark One)

       /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the fiscal year ended December 31, 1998.

                  Transitional report pursuant to Section 13 or 15(d) of the
       / / Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ___________ to ____________.

                         COMMISSION FILE NUMBER: 0-20449


                             PRICE ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


             MARYLAND                                        33-0628740
 (State of other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)


               4649 MORENA BOULEVARD, SAN DIEGO, CALIFORNIA 92117
               (Address of principal executive offices, Zip Code)

       Registrant's telephone number, including area code: (619) 581-4530

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $.0001 PAR VALUE
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 15, 1999 was $38,847,455 based on the last reported sale price of $5.00 per share on March 15, 1999.

      The number of outstanding shares of the Registrant's common stock as of March 15, 1999 was 13,293,456.

                                     PART I

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 1998. The annual meeting originally scheduled for May 18, 1999 has been postponed and we have not yet set a new date for the 1999 annual meeting of stockholders.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        The following table sets forth certain information regarding our existing directors, including the name, position with the Company (if any) and age of each director:


             NAME                        AGE                      TITLE
         Robert E. Price                  56              Chairman of the Board

         Jack McGrory                     49              President, Chief Executive Officer and
                                                                 Director

         Paul A. Peterson                 71              Vice Chairman of the Board

         Murray L. Galinson               61              Director

         James F. Cahill                  44              Director

         Anne L. Evans                    66              Director


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

        Jack McGrory became a Director of the Company on August 29, 1997. Mr. McGrory also became the President and Chief Executive Officer of the Company on September 2, 1997. Prior to September 2, 1997, Mr. McGrory served as City Manager of the City of San Diego from March 1991 through August 1997.

        Paul A. Peterson is a lawyer and is a senior member of the law firm of Peterson & Price in San Diego. He was a Director of Price/Costco, Inc. from October 1993 until December 1994. From 1976 to October 1993, he was Secretary and, except for a period of eleven months in 1982, a Director of The Price Company. Mr. Peterson served as Vice Chairman of the Board of The Price Company from November 1991 to October 1993. Mr. Peterson has served as a Director of the Company since July 28, 1994.

        Murray L. Galinson has been Chairman of the Board of San Diego National Bank and SDNB Financial Corp. since May 1996 and a Director of both entities since their inception in 1981. In addition, Mr. Galinson was Chief Executive Officer of both entities from September 1984 until September 1997. Mr. Galinson served as President of both entities from September 1984 until May 1996. Mr. Galinson has served as a Director of the Company since August 28, 1994.

        James F. Cahill has been Executive Vice President of Price Entities since January 1987. In this position he has been responsible for the oversight and investment activities of the financial portfolio of Sol Price, founder of The Price Company, and related entities. He was a Director of Neighborhood National Bank, located in San Diego, from 1992 through January 1998. Prior to his current position, Mr. Cahill was employed at The Price Company for ten years with his last position being Vice President of Operations. Mr. Cahill became a Director of the Company on August 29, 1997.

        Anne L. Evans has been the Chairman of Evans Hotels since April 1984. Ms. Evans also served as its President from April 1984 until March 1993. She served as a member of the Board of Directors of the Los Angeles Branch of the Federal Reserve Bank of San Francisco from October 1992 through December 1998 and was the Chairman during 1997 and 1998. Ms. Evans became a Director of the Company on October 16, 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our Common Stock or Preferred Stock ("Reporting Persons") are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Common Stock and/or Preferred Stock, as the case may be. Based solely on its review of such forms received by it, we believe that all of the Section 16(a) filings required to be made by Reporting Persons with respect to 1998 were made on a timely basis except that (i) one report of initial statement of beneficial ownership of securities on Form 3 with respect to one transaction was filed late by Gary W. Nielson, the Executive Vice President and Chief Financial Officer of the Company and (ii) one report of changes of beneficial ownership of securities on Form 4 with respect to one transaction was filed late by each of Paul A. Peterson, Anne L. Evans and Murray L. Galinson, Directors of the Company.

EXECUTIVE OFFICERS

        For information about the identification and business experience of the executive officers of our Company please see Item 4A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF THE COMPANY'S DIRECTORS

        In lieu of cash as annual compensation for serving on the Board of Directors, each outside Director of Price Enterprises (other than Mr. Peterson) received two thousand three hundred six (2,306) shares of Common Stock in 1998. In 1999 each outside Director of Price Enterprises (other than Mr. Peterson) will receive three thousand six hundred twelve (3,612) shares of Common Stock for such services. In addition, each outside Director will receive an additional $5,000 per year for serving as chairman of any committee of the Board. In lieu of cash as annual compensation for his services as Vice Chairman of the Board and as chairman or member of any committee of the Board, Mr. Peterson received five thousand seven hundred sixty-two (5,762) shares of Common Stock in 1998.
In 1999, Mr. Peterson will receive nine thousand twenty-four (9,024) shares of Common Stock for such services. In addition, outside Directors (other than Mr. Peterson) who serve on committees of the Board (in a capacity other than chairman of a committee) receive $500 for each meeting attended. The chairman or vice chairman of any committee may receive additional compensation to be fixed by the Board. Each non-employee Director is eligible to receive stock grants and stock options pursuant to the Price Enterprises Directors' 1995
Stock Option Plan, as amended. Employee Directors are eligible to receive stock grants and stock options pursuant to The Price Enterprises 1995
Combined Stock Grant and Stock Option Plan. Robert E. Price, who became eligible for the foregoing non-employee Director compensation on August 29, 1997 upon his resignation as President and Chief Executive Officer of the Company, has declined annual compensation for services as a Director.

COMMITTEES OF THE BOARD OF DIRECTORS

        In January 1998, the Board of Directors resolved to restructure the composition of the various committees it had previously established. The result was the establishment of the following three committees: the Executive and Nominating Committee; the Compensation and Audit Committee; and the Finance and Investment Committee.

        EXECUTIVE AND NOMINATING COMMITTEE. The Executive and Nominating Committee, which consists of Messrs. Galinson, Peterson, Price and McGrory, held no meetings in 1998. The Executive and Nominating Committee has been established with all powers and rights necessary to exercise the full authority of the Board of Directors in the management of the business and affairs of Price Enterprises, except as provided in the Maryland General Corporation Law or the Bylaws of Price Enterprises. The Executive and Nominating Committee also recommends candidates to fill vacancies on the Board of Directors or any committee thereof, which vacancies may be created by the departure of any Directors, or the expansion of the number of members of the board. The Executive and Nominating Committee will give appropriate consideration to qualified persons recommended by stockholders for nomination as Directors provided that such recommendations are accompanied by information sufficient to enable the Executive and Nominating Committee to evaluate the qualifications of the nominee.

        COMPENSATION AND AUDIT COMMITTEE. The Compensation and Audit Committee, which consists of Messrs. Peterson, Price and Galinson and Ms. Evans, held four meetings during 1998. The Compensation and Audit Committee reviews salaries, bonuses and stock options of senior officers of Price Enterprises and administers Price Enterprises' executive compensation policies and stock option plans. The Compensation and Audit Committee also reviews the annual audits of Price Enterprises' independent public accountants, Ernst & Young, LLP; reviews and evaluates internal accounting controls; recommends the selection of the Company's independent public accountants; reviews and passes upon (or ratifies) related party transactions; and conducts such reviews and examinations as it deems necessary with respect to the practices and policies of, and the relationship between, Price Enterprises and its independent public accountants.

        FINANCE AND INVESTMENT COMMITTEE. The Finance and Investment Committee, which consists of Messrs. Cahill, McGrory and Peterson, held two meetings in 1998. The Finance and Investment Committee reviews and makes recommendations with respect to (i) annual budgets, (ii) investments, (iii) financing arrangements and (iv) the creation, incurrence, assumption or guaranty by Price Enterprises of any indebtedness, obligation or liability, except, in each case, for any such transactions entered into in the ordinary course of business of Price Enterprises.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation and Audit Committee consists, and during 1998 consisted, of Messrs. Peterson, Price and Galinson and Ms. Evans.

        Mr. Robert E. Price, the Company's Chairman of the Board and a member of the Compensation and Audit Committee, served as the Company's President and Chief Executive Officer from July 1994 through August 1997.

        As described in Item 13 below, the Company separated its core real estate business and its merchandising businesses in August 1997 pursuant to a spin-off in which the stockholders of the Company received common stock of PriceSmart, Inc. ("PriceSmart") through a distribution (the "Distribution"). Pursuant to the Distribution, PriceSmart acquired the merchandising businesses and the Company retained the real estate business. Mr. Price, who beneficially owns approximately 19.2% of the Company's outstanding voting stock also beneficially owns approximately 24.7% of PriceSmart's common stock and also serves as Chairman of the Board of PriceSmart.

        In connection with the Distribution, the Company and PriceSmart entered into a number of agreements governing the Distribution and the provision of services between the two companies after the Distribution. In addition, PriceSmart leases space from the Company for its corporate offices in San Diego, CA and the Company acquired approximately 15 acres of land in Fresno, CA from PriceSmart in July 1998. For more information with respect to these agreements and transactions please see Item 13 below.

        The on-going relationships between PriceSmart and the Company may present certain conflict situations for Mr. Price. The Company and PriceSmart have adopted and will continue to adopt appropriate policies and procedures to be followed by the Board of Directors of each company to limit the involvement of Mr. Price in conflict situations, including matters relating to contractual relationships or litigation between PriceSmart and the Company. Such procedures include requiring Mr. Price to abstain from voting as a director of both companies with respect to matters that present a significant conflict of interest between the companies.

        In addition, the Company acquired an office complex in Sacramento, CA in May 1998 from a company controlled by Sol Price, Robert E. Price's father. Mr. Robert E. Price did not participate in or vote on any matters related to this acquisition. This transaction is further described in Item 13 below.

EXECUTIVE COMPENSATION

        The following table shows, for the year ended December 31, 1998 and 1997 and the 12 months ended August 31, 1997 and 1996, the compensation earned by the Chief Executive Officer and all of the individuals who served as our executive officers at any time during 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                              Long Term
                                                                            Compensation
                                                      Annual Compensation      Awards
                                                                             Securities
        Name and                   Fiscal                                    Underlying      All Other
        Principal                   Year                                      Options/      Compensation
        Position(s)                 Ended       Salary ($)     Bonus ($)     SARs (#)(7)       ($)(1)
        ----------                 -------      ----------     ---------     -----------     ----------
        --------------------------------------------------------------------------------------------------
        Jack McGrory, (2)         12/31/98       214,585        50,000             -0-         4,125
         President and Chief      12/31/97        57,778           -0-         236,329           -0-
         Executive Officer
        --------------------------------------------------------------------------------------------------
        Gary W. Nielson, (3)      12/31/98       153,125        31,500          50,000           -0-
         Executive Vice
         President and Chief
         Financial Officer
        --------------------------------------------------------------------------------------------------
        Joseph R. Satz, (4)       12/31/98       150,000        35,000             -0-         9,850
         Executive Vice           12/31/97       130,288        25,000          32,000         9,312
         President, General        8/31/97       125,000           (6)             -0-         9,312
         Counsel and Secretary     8/31/96       125,000        25,000             -0-         3,176
        --------------------------------------------------------------------------------------------------
        Kathleen M. Hillan, (5)   12/31/98       100,000        23,500             -0-         7,660
         Senior Vice President    12/31/97        81,090        20,000          40,000         4,994
         - Finance                 8/31/97        75,000           (6)             -0-         4,994
                                   8/31/96        65,000        10,000             -0-         1,917


---------------

(1) The amounts shown for the years ended August 31 and December 31, 1997 constitute the same contributions to The Price Enterprises Profit Sharing and 401(k) Plan and the Company's 401(k) matching contribution for 1997 on behalf of each Named Executive Officer. The amounts shown for the year ended August 31, 1996 constitute contributions to The Price Enterprises Profit Sharing and 401(k) Plan for the period of September 4, 1995 through December 31, 1995, and the Company's 401(k) matching contribution of $250 for the year ended August 31, 1996 on behalf of each Named Executive Officer. During the year ended August 31, 1996, the "plan year" for The Price Enterprises Profit Sharing and 401(k) Plan was converted to a fiscal year ended December 31 from a fiscal year ended August 31.

(2) Mr. McGrory became President and Chief Executive Officer of the Company on September 2, 1997. Annual compensation for the year ended December 31, 1997 reflects Mr. McGrory's partial year of employment.

(3) Mr. Nielson became Executive Vice President and Chief Financial Officer of the Company on February 2, 1998. Annual compensation for the year ended December 31, 1998 reflects Mr. Nielson's partial year of employment.

(4) Mr. Satz became Executive Vice President, General Counsel and Secretary on October 16, 1997.

(5)   Ms. Hillan became Senior Vice President - Finance on October 16, 1997.

(6) Mr. Satz and Ms. Hillan received bonuses for their services to the Company for the period from January 1, 1997 to December 31, 1997. Some portion of the bonuses received by Mr. Satz and Ms. Hillan for this twelve month period are attributable to the period from January 1, 1997 to August 31, 1997; however, to avoid double counting the Company has listed the full amount of such bonus only on the entry for the fiscal year ended December 31, 1997.

(7) As a result of the distribution of the Preferred Stock described below under the caption "--Stock Options," each option listed in the table above represents the right to purchase one share of Common Stock and one share of Preferred Stock.

STOCK OPTIONS

        On August 17, 1998 we distributed one share of our newly created 8 3/4% Series A Cumulative Redeemable Preferred Stock, par value $.0001 per share, for each share of Common Stock held by the stockholders of record on July 30, 1998.

        In order to put optionees who held options to acquire the Common Stock on July 30, 1998 (the record date for the distribution which occurred on August 17, 1998) in the same position as stockholders of the Company after the distribution of the Preferred Stock, each such optionee was granted the right to receive one share of Preferred Stock for each share of Common Stock acquired pursuant to the exercise of an outstanding stock option. Therefore, in order to calculate the value and potential value of the stock options, the value of the Preferred Stock must be taken into consideration.

        The following table sets forth information regarding the grant of stock options during the year ended December 31, 1998 to the Named Executive Officers.

                OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 1998


                                                                                                   POTENTIAL
                                               INDIVIDUAL GRANTS                              REALIZABLE VALUE AT
                        -----------------------------------------------------------------       ASSUMED ANNUAL
                          NUMBER OF                                                          RATES OF STOCK PRICE
                          SECURITIES     PERCENT OF TOTAL      EXERCISE                          APPRECIATION
        NAME              UNDERLYING      OPTIONS GRANTED        PRICE                       FOR OPTION TERM (1)
                           OPTIONS        TO EMPLOYEES IN      PER SHARE    EXPIRATION    ---------------------------
                         GRANTED (#)         1998 (%)           ($/SH)         DATE         5% ($)        10% ($)
----------------------  ---------------  ------------------   ------------  ------------  ------------  -------------
Jack McGrory                     0             N/A                N/A           N/A           N/A            N/A
Gary W. Nielson          50,000(2)             72.7              19.875      2/3/04(3)      337,970        766,739
Joseph R. Satz                   0             N/A                N/A           N/A           N/A            N/A
Kathleen M. Hillan               0             N/A                N/A           N/A           N/A            N/A


----------------

(1) The dollar amounts under these columns are the result of calculations at the assumed compounded market appreciation rates of 5% and 10% as required by the Securities and Exchange Commission over a six-year term and, therefore, are not intended to forecast possible future appreciation, if any, of the stock price.

(2) As a result of the distribution of the Preferred Stock described above, each option held by Mr. Nielson represents the right to purchase one share of Common Stock and one share of Preferred Stock for a combined exercise price of $19.875. In the aggregate, Mr. Nielson's options represent the right to purchase 50,000 shares of Common Stock and 50,000 shares of Preferred Stock.

(3) The options become exercisable at 20% per year over a period of five years from the date of grant and expire six years from the date of grant.

        The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the year ended December 31, 1998 and unexercised options held as of December 31, 1998.

              OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1998
                       AND DECEMBER 31, 1998 OPTION VALUES


                                                                    NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
                                                                           OPTIONS                IN-THE-MONEY
                                                                              AT                   OPTIONS AT
                                                                      DECEMBER 31, 1998        DECEMBER 31, 1998
                                NUMBER OF                           -----------------------  -----------------------
                                 SHARES                                     (#)(1)                   ($)(2)
NAME                            ACQUIRED         VALUE REALIZED          EXERCISABLE/             EXERCISABLE/
                             ON EXERCISE (#)           ($)              UNEXERCISABLE            UNEXERCISABLE
--------------------------  ------------------  ------------------  -----------------------  -----------------------
Jack McGrory                          0                   0              47,265/189,064            7,799/31,196
Gary W. Nielson                       0                   0                    0/50,000                     0/0
Joseph R. Satz                        0                   0               19,746/34,498          134,850/93,426
Kathleen M. Hillan                2,372              20,351                8,000/36,746            3,000/55,982


------------------

(1) Each option listed in this column represents the right to purchase one share of Common Stock and one share of Preferred Stock for a single exercise price. Accordingly, to determine the value of the in-the-money options, the Company compares the sum of the closing sales prices for the Common Stock and Preferred Stock to the combined exercise price of the option.

(2) Based on a price of $5.3125 and $13.8125 per share, the last reported sales price of the Common Stock and Preferred Stock on December 31, 1998, as listed on The Nasdaq Stock Market-Registered Trademark-.

PROFIT SHARING AND 401(K) PLAN

        The Board of Directors of Price Enterprises adopted The Price Enterprises, Inc. Profit Sharing and 401(k) Plan, as amended (the "Plan"), in January 1995.

        The Plan is a profit-sharing plan designed to be a "qualified" plan under applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), covering all non-union employees who have completed one year of service, as that term is defined in the Plan. Under the Plan, the Company may, in its discretion, make annual contributions which shall not exceed for each participant the lesser of: (a) 25% of the participant's compensation for such year or (b) the greater of (i) 25% of the defined benefit dollar limitation then in effect under section 415(b)(1) of the Code or (ii) $30,000. In addition, participants may make voluntary contributions. The Plan also permits employees to defer (in accordance with section 401(k) of the Code) a portion of their salary and contribute those deferrals to the Plan.

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

EMPLOYMENT CONTRACTS

        Jack McGrory became Chief Executive Officer of the Company on September 2, 1997. Mr. McGrory entered into an employment agreement with the Company on June 18, 1997 for a term of three years commencing September 2, 1997. Mr. McGrory's employment agreement was amended on August 27, 1997 and again on February 2, 1999. Pursuant to this agreement, Mr. McGrory received a base annual salary of $200,000 and a bonus in the amount of $50,000 for his first year of employment. During Mr. McGrory's second and third years of employment, he will receive a base annual salary of $250,000 and will be eligible to participate in the Company's bonus plan. In addition, pursuant to this agreement, Mr. McGrory received a stock option grant for 236,329 shares of Common Stock, which represented 1% of the Company's outstanding Common Stock as of October 6, 1997. Such stock option grant is exercisable at a price equal to the fair market value of the Common Stock on October 6, 1997 and vests at 20% per year over a five year period. All such stock options expire on October 7, 2003. As a result of the distribution of the Preferred Stock described above, in the aggregate, Mr. McGrory's options represent the right to purchase 236,239 shares of Common Stock and 236,329 shares of Preferred Stock.

         Mr. McGrory may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to the Company's interests, without the prior written consent of the Company. The agreement provides that Mr. McGrory will receive all other benefits offered to officers under the Company's standard benefits practices and plans. Mr. McGrory may terminate the agreement at any time on 90 days' prior written notice. The Company may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Mr. McGrory. In the event that the Company terminates the agreement for any reason other than cause, Mr. McGrory shall be entitled to the continuation of his base salary for the remainder of the term of the agreement payable in conformity with the Company's normal payroll period. The foregoing severance benefits are the exclusive benefits that would be payable to Mr. McGrory by reason of his termination, and the Company is not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

        Gary W. Nielson became Executive Vice President and Chief Financial Officer of the Company on February 2, 1998. Mr. Nielson entered into an employment agreement with the Company for a term of two years commencing February 2, 1998. Pursuant to this agreement, Mr. Nielson receives a base annual salary of $175,000 and is eligible to participate in the Company's bonus plan. In addition, pursuant to this agreement, Mr. Nielson received a stock option grant for 50,000 shares of the Common Stock. Such stock option grant is exercisable at a price equal to the fair market value of the Common Stock on February 2, 1998 and vests at 20% per year over a five year period. All such stock options expire on February 3, 2004. As a result of the distribution of the Preferred Stock described above, in the aggregate,

Mr. Nielson's options represent the right to purchase 50,000 shares of Common Stock and 50,000 shares of Preferred Stock.

        Mr. Nielson may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to the Company's interests, without the prior written consent of the Company. The agreement provides that Mr. Nielson will receive all other benefits offered to officers under the Company's standard benefits practices and plans. Mr. Nielson may terminate the agreement at any time on 90 days' prior written notice. The Company may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Mr. Nielson. In the event that the Company terminates the agreement for any reason other than cause or upon the death or disability of Mr. Nielson, Mr. Nielson shall be entitled to the greater of (i) the continuation of his base salary for the remainder of the term of the agreement payable in conformity with the Company's normal payroll period or (ii) $175,000. The foregoing severance benefits are the exclusive benefits that would be payable to Mr. Nielson by reason of his termination, and the Company is not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of shares of our Common Stock and Preferred Stock as of February 28, 1999 (unless described otherwise) by (i) the Company's Named Executive Officers and Directors, (ii) all of the Company's executive officers and Directors as a group and (iii) all other stockholders known by the Company to own beneficially more than five percent of the Common Stock or Preferred Stock. Beneficial ownership of Directors, officers and stockholders owning more than 5% or more of the Company's Common Stock or Preferred Stock includes both outstanding shares of Common Stock and Preferred Stock and shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date of this table.


                                  NUMBER OF COMMON       NUMBER OF PREFERRED           PERCENT OF CLASS (%)
                                 SHARES BENEFICIALLY     SHARES BENEFICIALLY       ------------------------------
     NAME AND ADDRESS (2)              OWNED                 OWNED (1)             COMMON    PREFERRED     VOTING
     --------------------              -----                 ---------             ------    ---------     ------
Robert E. Price (3)..........          2,632,005               3,809,585            19.80      16.03        19.23

Paul A. Peterson (4).........            328,624                 374,254             2.47       1.57         2.33

James F. Cahill (5)..........            140,107               1,257,881             1.05       5.29         1.70

Anne L. Evans (6)............             24,515                  22,709             *          *            *

Murray L. Galinson (7).......            119,442               1,210,216             *          5.09         1.53

Jack McGrory (8).............             59,265                  59,265             *          *            *

Gary W. Nielson (9)..........             10,000                  10,000             *          *            *

Joseph R. Satz (10)..........             26,044                  31,044             *          *            *

Kathleen M. Hillan (11)......             10,373                  10,373             *          *            *

Sol Price (12)...............          2,608,469               7,032,090            19.62      29.60        21.13

Charles T. Munger (13).......                  0               2,000,000             *          8.42         1.28

All executive officers and
   Directors as a group
   (9 persons) (14)..........          3,350,375               4,590,167            24.98      19.22        24.11


-------------------
*     Less than 1% beneficially owned.

(1) Robert E. Price, James F. Cahill, Murray L. Galinson and Sol Price are directors of The Price Family Charitable Fund (the "Fund"). As such, for purposes of this table, they are each deemed to beneficially own the 1,097,580 shares of Preferred Stock held by the Fund. Each of Robert E. Price, James F. Cahill, Murray L. Galinson and Sol Price has shared voting and dispositive powers with respect to, and disclaims beneficial ownership of, the shares held by the Fund. If the percent of the Company's Preferred Stock beneficially owned by Robert E. Price, James F. Cahill, Murray L. Galinson and Sol Price were calculated without regard to the shares held by the Fund, they would own 11.41%, 0.67%, 0.47% and 24.98%, respectively, of the Company's Preferred Stock and 18.53%, 1.00%, 0.83% and 20.43%, respectively, of the Company's voting stock.

(2) The address for all persons listed, other than Sol Price and Charles T. Munger, is c/o the Company, 4649 Morena Boulevard, San Diego, California 92117. The address for Sol Price is c/o The Price Entities, 7979 Ivanhoe Avenue, Suite 520, La Jolla, California 92037. The address for Charles T. Munger is 355 South Grand Avenue, Suite 3400, Los Angeles, California 90071.

(3) Includes 2,626,598 shares of Common Stock and 2,706,598 shares of Preferred Stock held by trusts of which Mr. Price is a trustee. Mr. Price has shared voting and dispositive power with respect to such shares. Also includes 5,112 shares of Common Stock and 5,112 shares of Preferred Stock held by Mr. Price as custodian of his minor children under the California Uniform Transfer to Minors Act ("CUTMA"). Also includes 1,097,580 shares of Preferred Stock held by the Fund. Mr. Price disclaims beneficial ownership of the shares held by the Fund.

(4) Includes 14,358 shares of Common Stock and 14,358 shares of Preferred Stock subject to currently exercisable non-qualified stock options. Excludes 12,358 shares of Common Stock and 12,358 shares of Preferred Stock subject to non-qualified stock options that are not presently exercisable. Also includes 76,000 shares of Common Stock and 96,695 shares of Preferred Stock held by Mr. Peterson's wife. Mr. Peterson disclaims beneficial ownership of the shares held by his wife.

(5) Includes 2,000 shares of Common Stock and 4,000 shares of Preferred Stock held by Mr. Cahill as custodian for his minor children under CUTMA. Also includes 67,580 shares of Common Stock and 67,580 shares of Preferred Stock held by trusts in which Mr. Cahill is a trustee. Mr. Cahill has shared voting and dispositive power with respect to, and disclaims beneficial ownership of, the shares held by the trusts. Also includes 2,471 shares of Common Stock and 2,471 shares of Preferred Stock subject to currently exercisable non-qualified stock options. Also includes 1,097,580 shares of Preferred Stock held by the Fund. Mr. Cahill disclaims beneficial ownership of the shares held by the Fund. Excludes 9,887 shares of Common Stock and 9,887 shares of Preferred Stock subject to non-qualified stock options that are not presently exercisable.

(6) Includes 2,000 shares of Common Stock and 2,000 shares of Preferred Stock subject to currently exercisable non-qualified stock options. Excludes 8,000 shares of Common Stock and 8,000 shares of Preferred Stock subject to non-qualified stock options that are not presently exercisable.

(7) Includes 9,886 shares of Common Stock and 9,886 shares of Preferred Stock subject to currently exercisable non-qualified stock options. Also includes 1,500 shares of Common Stock and 1,500 shares of Preferred Stock held by a partnership for the benefit of Mr. Galinson's adult children, over which Mr. Galinson exercises sole investment power. Mr. Galinson disclaims beneficial ownership of the shares held by the partnership. Also includes 1,097,580 shares of Preferred Stock held by the Fund. Mr. Galinson disclaims beneficial ownership of the shares held by the Fund. Excludes 2,472 shares of Common Stock and 2,472 shares of Preferred Stock subject to non-qualified stock options that are not presently exercisable.

(8) Includes 47,265 shares of Common Stock and 47,265 shares of Preferred Stock subject to currently exercisable non-qualified stock options. Excludes 189,064 shares of Common Stock and 189,064 shares of Preferred Stock subject to non-qualified stock options that are not presently exercisable. Also includes 2,000 shares of Common Stock and 2,000 shares of Preferred Stock held by Mr. McGrory as custodian for his minor children under CUTMA. Mr. McGrory disclaims beneficial ownership of such shares.

(9) All 10,000 shares of Common Stock and 10,000 shares of Preferred Stock are subject to currently exercisable non-qualified stock options. Excludes 40,000 shares of Common Stock and 40,000 shares of Preferred Stock subject to non-qualified stock options that are not presently exercisable.

(10) Includes 24,195 shares of Common Stock and 24,195 shares of Preferred Stock subject to currently exercisable non-qualified stock options. Excludes 30,049 shares of Common Stock and 30,049 shares of Preferred Stock subject to non-qualified stock options that are not presently exercisable. Also includes 1,000 shares of Preferred Stock held by a trust in which Mr. Satz is a co-trustee. Mr. Satz has shared voting and dispositive power with respect to, and disclaims beneficial ownership of, the shares held by the trust.

(11) Includes 10,373 shares of Common Stock and 10,373 shares of Preferred Stock subject to currently exercisable non-qualified stock options. Excludes 34,373 shares of Common Stock and 34,373 shares of Preferred Stock subject to non-qualified stock options that are not presently exercisable.

(12) Includes 2,608,469 shares of Common Stock and 5,934,510 shares of Preferred Stock held by trusts of which Mr. Price is a trustee. Of such shares, Mr. Price has sole voting and dispositive power with respect to 2,521,619 shares of Common Stock and 5,733,660 shares of Preferred Stock and shared voting and dispositive power with respect to 86,850 shares of Common Stock and 200,850 shares of Preferred Stock. Mr. Price disclaims beneficial ownership of the 86,850 shares of Common Stock and 200,850 shares of Preferred Stock held by trusts as to which he shares voting and dispositive power. Also includes 1,097,580 shares of Preferred Stock held by the Fund. Mr. Price disclaims beneficial ownership of the shares held by the Fund.

(13) Includes 15,000 shares of Preferred Stock owned by Mr. Charles T. Munger, as to which Mr. Charles T. Munger has sole voting and dispositive power. Also includes 92,115 shares of Preferred Stock owned by Mr. Philip B. Munger, as to which Mr. Philip B. Munger has sole voting and dispositive power. Also includes 1,275,000 shares of Preferred Stock held by NBACTMC Partnership, a California general partnership, as to which NBACTMC Partnership has sole voting and dispositive power. Also includes 287,040 shares of Preferred Stock held by Alfred C. Munger Trusts, as to which Alfred C. Munger Trusts have sole voting and dispositive power. Also includes 330,845 shares of Preferred Stock held by Charles T. and Nancy B. Munger Trusts, as to which Charles T. and Nancy B. Munger Trusts have sole voting and dispositive power. All information concerning Mr. Charles T. Munger, Mr. Philip B. Munger, NBACTMC Partnership, Alfred C. Munger Trusts and Charles T. and Nancy B. Munger Trusts is based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission on behalf of the foregoing entities on February 5, 1999. The
      Schedule 13G indicates that each of Mr. Philip B. Munger, NBACTMC Partnership, Alfred C. Munger Trusts and Charles T. and Nancy B. Munger Trusts often rely on the advice of Charles T. Munger with respect to issues of voting and disposition.

(14) See Notes (1) and (3) - (11). The shares of Preferred Stock held by the Fund were counted only once for purposes of these calculations.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH PRICESMART, INC.

        On August 29, 1997 (the "Distribution Date") the Company separated its core real estate business and its merchandising businesses pursuant to a spin-off in which the stockholders of the Company received common stock of PriceSmart through the Distribution. Pursuant to the Distribution, PriceSmart acquired the merchandising businesses and the Company retained the real estate business. Sol Price beneficially owns approximately 33.5% of PriceSmart's common stock. Robert E. Price, who beneficially owns approximately 19.2% of the Company's outstanding voting stock and is the Chairman of the Board of the Company also beneficially owns approximately 24.7% of PriceSmart's common stock and is PriceSmart's Chairman of the Board.

        For the purpose of governing certain of the ongoing relationships between PriceSmart and the Company after the Distribution and to provide mechanisms for an orderly transition, PriceSmart and the Company entered into the various agreements and adopted the policies described below.

        PriceSmart and the Company entered into the Distribution Agreement, which provides for, among other things, (i) the division between PriceSmart and the Company of certain assets and liabilities; (ii) the Distribution; and (iii) certain other agreements governing the relationship between PriceSmart and the Company following the Distribution.

        The Company and PriceSmart entered into an Asset Management and Disposition Agreement, dated as of August 26, 1997, calling for the Company to provide asset management services with respect to certain properties owned by PriceSmart. PriceSmart pays the Company management fees, leasing fees, disposition fees and developer's fees for providing these services. This agreement has a two-year term that expires in August 1999; however, either the Company or PriceSmart may terminate the agreement with 60 days written notice. The Company charged PriceSmart $201,000 for asset management services during 1998.

        PriceSmart and the Company entered into a Transitional Services Agreement, dated as of August 26, 1997, pursuant to which the Company and PriceSmart provided certain services to one another. The fees for such transitional services were based on hourly rates designed to reflect the costs (including indirect costs) of providing such services. The Transitional Services Agreement terminated on June 30, 1998.

        The Company and PriceSmart entered into a Tax Sharing Agreement, dated as of August 26, 1997, defining the parties' rights and obligations with respect to tax returns and tax liabilities, for taxable years and other taxable periods ending on or before the Distribution Date. In general, pursuant to the terms of this agreement the Company is responsible for (i) filing all Federal and state income tax returns of the Company, PriceSmart and any of their subsidiaries for all taxable years ending on or before or including the Distribution Date and
(ii) paying the taxes relating to such returns (including any deficiencies proposed by applicable taxing authorities), to the extent attributable to pre-Distribution Date periods. The Company and PriceSmart are each responsible for filing its own returns and paying its own taxes for post-Distribution Date periods.

        The on-going relationships between PriceSmart and the Company may present certain conflict situations for Robert E. Price who serves as Chairman of the Board of PriceSmart and Chairman of the Board of the Company. The Company and PriceSmart have adopted and will continue to adopt appropriate policies and procedures to be followed by the Board of Directors of each company to limit the involvement of Mr. Price in conflict situations, including matters relating to contractual relationships or litigation between PriceSmart and the Company. Such procedures include requiring Mr. Price to abstain from voting as a director of both companies with respect to matters that present a significant conflict of interest between the companies.

        PriceSmart leases space from the Company for its corporate offices in San Diego. The lease expires August 31, 1999. The Company recorded $590,000 in revenue related to this lease in 1998.

        OTHER RELATED PARTY TRANSACTIONS

        In May 1998, the Company acquired an office complex in Sacramento, CA for $35.6 million. The Company acquired this property from Ivanhoe-Bradshaw, L.L.C. ("Ivanhoe-Bradshaw"), a company controlled by Sol Price. In addition, James F. Cahill, a member of the Board of Directors, served as Manager of Ivanhoe-Bradshaw and previously held membership interests in Ivanhoe-Bradshaw. The purchase price for the office complex was approximately 8% below the value determined by an independently prepared appraisal commissioned at the request of the Board of Directors other than Robert E. Price and James F. Cahill. Messrs. Price and Cahill did not participate in any discussions regarding this transaction and abstained from voting on the transaction.

        In July 1998, the Company acquired approximately 15 acres of land in Fresno, CA from PriceSmart for $4.0 million.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PRICE ENTERPRISES, INC.


DATED: April 27, 1999              By:      /s/ JACK MCGRORY
                                       -------------------------------
                                            Name: Jack McGrory
                                            Title: President and Chief Executive
                                            Officer (Chief Executive Officer)



DATED: April 27, 1999              By:      /s/ GARY W. NIELSON
                                       -------------------------------
                                            Name: Gary W. Nielson
                                            Title: Executive Vice President and
                                            Chief Financial Officer (Chief
                                            Financial Officer)