Form 10-Q
period 1999-03-31
PRICE ENTERPRISES INC
filed 1999-05-14
CIK 929647

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999


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

                                   YES   X   NO
                                       -----    -----

The registrant had 13,298,421 shares of common stock, par value $.0001 per share, outstanding at April 28, 1999.

                             PRICE ENTERPRISES, INC.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)                                  PAGE
                                                                           ----
        Consolidated Balance Sheets ......................................    3

        Consolidated Statements of Income ................................    4

        Consolidated Statements of Cash Flows ............................    5

        Notes to Consolidated Financial Statements .......................    6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .............................   12

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK .....................................................   17


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ...............................................   18

ITEM 2 - CHANGES IN SECURITIES ...........................................   18

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES .................................   18

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS .........................................................   18

ITEM 5 - OTHER INFORMATION ...............................................   18

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                             PRICE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                            MARCH 31             DECEMBER 31
                                                                              1999                   1998
                                                                      ---------------------- ---------------------
                                                                           (unaudited)              (Note)
Real estate assets
   Land and land improvements                                                  $213,785               $210,839
   Building and improvements                                                    261,135                260,709
   Fixtures and equipment                                                           646                    581
   Construction in progress                                                       7,310                  3,744
                                                                      ---------------------- ---------------------
                                                                                482,876                475,873
   Less accumulated depreciation                                                (60,306)               (57,366)
                                                                      ---------------------- ---------------------
                                                                                422,570                418,507

Investment in real estate joint venture                                           4,210                  4,050
Cash and cash equivalents                                                           338                  3,691
Accounts receivable                                                               1,721                  2,699
Income tax receivable                                                             7,740                  7,615
Deferred rents                                                                   15,580                 14,921
Other assets                                                                      5,620                  5,869
                                                                      ---------------------- ---------------------
           Total assets                                                        $457,779               $457,352
                                                                      ---------------------- ---------------------
                                                                      ---------------------- ---------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Revolving lines of credit and note payable                                  $108,895               $108,023
   Accounts payable and other liabilities                                         4,796                  4,518
                                                                      ---------------------- ---------------------
      Total liabilities                                                         113,691                112,541

Commitments

Stockholders' equity
   Series A preferred stock                                                     353,404                353,404
   Common stock                                                                       1                      1
   Additional paid-in capital                                                       957                    929
   Accumulated deficit                                                          (10,274)                (9,523)
                                                                      ---------------------- ---------------------
      Total stockholders' equity                                                344,088                344,811
                                                                      ---------------------- ---------------------
           Total liabilities and stockholders' equity                          $457,779               $457,352
                                                                      ---------------------- ---------------------
                                                                      ---------------------- ---------------------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           FIRST QUARTER
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                            --------------------------------------------
                                                                    1999                  1998
                                                            --------------------- ----------------------
Rental revenues                                                     $17,427              $14,486

Expenses
   Operating and maintenance                                          2,144                1,845
   Property taxes                                                     2,151                1,955
   Depreciation and amortization                                      3,274                2,489
   General and administrative                                           769                  789
                                                            --------------------- ----------------------
           Total expenses                                             8,338                7,078
                                                            --------------------- ----------------------

Operating income                                                      9,089                7,408

Interest
   Interest expense                                                  (1,675)                   -
   Interest income                                                      151                  387
                                                            --------------------- ----------------------
           Total interest                                            (1,524)                 387
                                                            --------------------- ----------------------

Net income                                                            7,565                7,795

Dividends paid to preferred stockholders                             (8,316)                   -

                                                            --------------------- ----------------------
Net income (loss) applicable to common stockholders                $   (751)             $ 7,795
                                                            --------------------- ----------------------
                                                            --------------------- ----------------------

Earnings per common share - basic and diluted
       Net income (loss)                                              $(.06)                $.33

Weighted average common shares outstanding
       Basic                                                         13,294                23,741
       Diluted                                                       13,294                23,840

Dividends per preferred share                                         $.35                      -

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                                      FIRST QUARTER
                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                       --------------------------------------------
                                                                               1999                  1998
                                                                       --------------------- ----------------------
Operating activities
Net income                                                                       $7,565               $ 7,795
Adjustments to reconcile net income to net cash provided by
  operating activities:
       Depreciation and amortization                                              3,274                 2,489
       Deferred rents                                                              (659)                 (810)
    Changes in operating assets and liabilities:
       Accounts receivable and other assets                                         919                   710
       Accounts payable and other liabilities                                       278                 1,198
                                                                       --------------------- ----------------------
   Net cash flows provided by operating activities                               11,377                11,382

Investing activities
       Additions to real estate assets                                           (7,154)               (1,321)
       Contributions to real estate joint venture                                  (160)                    -
                                                                       --------------------- ----------------------
   Net cash flows used in investing activities                                   (7,314)               (1,321)

Financing activities
       Advances from revolving lines of credit                                   33,300                     -
       Repayments on revolving lines of credit and note payable                 (32,428)                    -
       Dividends paid                                                            (8,316)               (8,308)
       Proceeds from exercise of stock options                                       28                   215
                                                                       --------------------- ----------------------
   Net cash flows used in financing activities                                   (7,416)               (8,093)
                                                                       --------------------- ----------------------

           Net (decrease) increase in cash                                       (3,353)                1,968

Cash and cash equivalents at beginning of period                                  3,691                27,003
                                                                       --------------------- ----------------------

Cash and cash equivalents at end of period                                     $    338               $28,971
                                                                       --------------------- ----------------------
                                                                       --------------------- ----------------------

Supplemental cash flow information:
       Cash paid for interest                                                    $1,538                     -

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Price Enterprises, Inc. (PEI) operates as a real estate investment trust
(REIT) incorporated in the state of Maryland. Our principle business is to own, acquire, operate, manage and lease real property, primarily shopping centers. We became a REIT in September 1997 after we spun-off our merchandising segment and certain other assets to PriceSmart, Inc.

ACCOUNTING PRINCIPLES

We prepared the financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be omitted. Certain prior year data have been reclassified to conform to the 1999 presentation.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. You should also read the financial statements and notes in our latest Form 10-K.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

CONSOLIDATION

We combine our financial statements with those of our wholly-owned subsidiaries and present them on a consolidated basis. The consolidated financial statements do not include the results and transactions between us and our subsidiaries or among our subsidiaries.

REAL ESTATE ASSETS AND DEPRECIATION

We record real estate assets at historical costs and adjust them for recognition of impairment losses. We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We determine fair value using the present value of the expected associated cash flows. Ordinary repairs and maintenance

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

             Land improvements                      25 years
             Building and improvements              10-25 years
             Tenant improvements                    Term of lease or 10 years
             Fixtures and equipment                 3-5 years

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

                                                       THREE MONTHS
                                                       ENDED MARCH 31
                                              --------------------------------
                                                   1999            1998
                                              --------------- ----------------
           Interest incurred                       $1,886            ---
           Interest capitalized                       211            ---

INVESTMENTS

We use the "equity method" of accounting for our joint venture, which means we carry this investment at cost, adjusted for our share of earnings or losses and any distributions received.

RENTAL REVENUE RECOGNITION

Rental revenues include: (1) minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases; (2) additional rentals, including recovery of property operating expenses, and certain other expenses that we accrue in the period in which the related expense occurs; and (3) percentage rents that we accrue on the basis of actual sales reported by tenants.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

USE OF ESTIMATES

Preparing financial statements in conformity with generally accepted accounting principles requires we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could differ from what we envisioned when we made these estimates.

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

NOTE 2 - NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options that are dilutive were exercised. All earnings per share amounts for all periods have been presented, and where appropriate, restated to reflect these calculations.

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31
                                                              ------------------------------------
                                                                    1999              1998
                                                              ----------------- ------------------
  Weighted average shares outstanding                               13,293,511       23,740,592
  Effect of dilutive securities:
     Employee stock options                                                ---           99,656
                                                              ----------------- ------------------
  Weighted average shares outstanding - assuming dilution           13,293,511       23,840,248
                                                              ----------------- ------------------
                                                              ----------------- ------------------

NOTE 3 - PROPERTY ACQUISITIONS

During the first quarter of 1999, we acquired a 15 acre parcel of land in Tucson, AZ for $2.6 million which we plan to use for future development. We funded this acquisition through an advance under our unsecured revolving credit facility. There were no acquisitions during the first quarter of 1998.

NOTE 4 - REVOLVING LINES OF CREDIT AND NOTE PAYABLE

Our revolving credit facility activity consists of the following:

     - In January 1999 we repaid $25 million on our credit facility with Morgan Guaranty Trust Company and amended the facility to reduce our maximum principal amount from $50.0 million to $25.0 million. We repaid this amount through an advance on our unsecured credit facility with Wells Fargo Bank, BankOne and AmSouth Bank (described below). The Morgan credit facility has a one-year term which expires in September 1999 and bears interest at LIBOR plus 30 basis points. Sol Price (a significant stockholder of our Company and the father of Robert Price, our Company's Chairman of the Board), Helen Price (Sol Price's spouse) and the Sol & Helen Price Trust entered into a Guaranty and Pledge Agreement in which they agreed to guaranty our obligations under this credit facility. The Sol and Helen Price Trust also granted the Morgan Guaranty Trust Company a continuing security interest in U.S. Treasury Notes worth more than the amount outstanding under this credit facility to secure their obligations under the guaranty. At March 31, 1999, $25.0 million was outstanding under this credit facility at an interest rate of 5.24%.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

NOTE 4 - CREDIT FACILITIES AND NOTE PAYABLE (CONTINUED)

     - In December 1998 we obtained a $100 million unsecured credit facility with Wells Fargo Bank, AmSouth Bank and Bank One. This facility has a term of three years with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. As of March 31, 1999, we owed $75.0 million on this credit facility at a weighted average interest rate of 6.41%.

In conjunction with the San Diego/Murphy Canyon, CA self storage facility purchase in May 1998, we assumed an existing $8.9 million note secured by the property. The note, payable to a financial institution, matures in July 2004 and bears an interest rate of 9.0%. Prepayment of the note may not occur prior to July 2001.

NOTE 5 - SUBSEQUENT EVENTS

On April 1, 1999, we sold a retail property in Buffalo, NY for $6.1 million. On April 22, 1999, we sold a retail property in Dallas, TX for $26.4 million. In disposing of these properties we considered their location and long-term value prospects and decided they did not meet our desired investment profile.

On May 12, 1999, Excel Legacy Corporation (Legacy) announced that it has entered into an Agreement with Sol Price, as trustee, and other major stockholders of our Company. Under the terms of the Agreement, Legacy will offer to all PEI common stockholders $8.50 per share for all shares of our common stock, comprised, at Legacy's election, of:

     -    $8.50 per share in cash or

     - at least $4.25 in cash, at least $2.75 in principal amount of Legacy's 9% Convertible Subordinated Debentures due 2004 (Debentures), which will be convertible into shares of Legacy Common Stock at $5.50 per share, and $1.50 per share in whatever combination Legacy may choose of cash, Debentures or Legacy's 10% Senior Notes due 2004.

Our Board of Directors has the right to determine whether the transaction will proceed, and if so whether the transaction will proceed as an exchange offer for our common stock or a merger with our Company. In either event, our preferred stock will remain outstanding but we expect to provide additional protections for it. Our Board is expected to act by June 2, 1999.

Under the agreement executed on May 12, 1999, several major stockholders of our Company are depositing PEI common stock in escrow. Assuming our Board of Directors approves the

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

NOTE 5 - SUBSEQUENT EVENTS (CONTINUED)

transaction on or about June 2, 1999, the transaction will involve either an exchange offer to stockholders or a merger requiring a vote of stockholders. At that time, additional shares of PEI common stock will be deposited in escrow such that the aggregate number of shares in escrow will be approximately 8,000,000 shares of our common stock representing approximately 51% of the PEI voting power. These shares will be tendered in an exchange offer or voted in favor of a merger, as the case may be. In either case, the offering will be made only by means of a prospectus.

The consummation of the transaction is subject to a variety of conditions, including the execution by our Company of an agreement to take certain actions to facilitate the transaction.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Our disclosure and analysis in this report contain "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-K, 10-Q and 8-K filed with the SEC. Our Form 10-K filing for the 1998 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results.

We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of our 1998 Form 10-K under the heading "Factors That May Affect Future Performance." We incorporate our Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

In Management's Discussion and Analysis we explain our general financial condition and results of operations including:

     -    why revenues, costs and earnings changed from the prior period
     -    funds from operations (FFO)
     - how we used cash for capital projects and dividends and how we expect to use cash in 1999
     - where we plan on obtaining cash for future dividend payments and future capital expenditures
     -    impact of year 2000 technology issues on our operations

As you read Management's Discussion and Analysis, it may be helpful to refer to our financial statements and accompanying notes beginning on page 3. In Management's Discussion and Analysis we explain the changes in specific line items in the statements of income. Where changes are due to more than one reason, we list the reasons in order of importance.

RENTAL REVENUES

                                                  RENTAL                           PERCENT
                                                 REVENUES          CHANGE          CHANGE
                                              ---------------- --------------- ----------------
           1st Quarter 1999                        $17,427          $ 2,941            20%
           1st Quarter 1998                         14,486              ---           ---

Revenues increased $2.9 million to $17.4 million in the first quarter of 1999 compared to 1998 because:

     - properties we acquired after the first quarter of 1998 generated $1.7 million of revenues
     - expansion of our self storage business provided an additional $1.1 million of revenue

EXPENSES

                                                                                   PERCENT
                                                  AMOUNT           CHANGE          CHANGE
                                              ---------------- --------------- ----------------
           1st Quarter 1999                        $ 8,338          $ 1,260            18%
           1st Quarter 1998                          7,078              ---           ---

Expenses increased $1.3 million to $8.3 million in the first quarter of 1999 compared to 1998 primarily because:

     - properties we acquired after the first quarter of 1998 increased expenses $0.7 million
     - expansion of our self storage business increased expenses $0.3 million in 1999
     - expenses from properties we owned in both 1998 and 1999 increased $0.3 million

OPERATING INCOME

                                                                                    PERCENT
                                                  AMOUNT           CHANGE           CHANGE
                                              ---------------- --------------- ----------------
           1st Quarter 1999                         $9,089           $1,681            23%
           1st Quarter 1998                          7,408              ---           ---

Operating income increased for the first quarter of 1999 compared to the same period in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

INTEREST EXPENSE

                                                                                   PERCENT
                                                  AMOUNT           CHANGE           CHANGE
                                              ---------------- --------------- ----------------
           1st Quarter 1999                         $1,675           $1,675           100%
           1st Quarter 1998                            ---              ---           ---

Interest expense increased $1.7 million in the first quarter of 1999 compared to 1998 because we had no debt during the first quarter of 1998 and during the first quarter of 1999 we had an average of $108 million debt outstanding. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

INTEREST INCOME

                                                                                   PERCENT
                                                  AMOUNT           CHANGE          CHANGE
                                              ---------------- --------------- ----------------
           1st Quarter 1999                           $151            $(236)          -61%
           1st Quarter 1998                            387              ---           ---

Interest income decreased $0.2 million in the first quarter of 1999 compared to 1998 primarily because of lower cash balances.

FUNDS FROM OPERATIONS

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31
                                                         -------------------------------
                                                              1999            1998
                                                         --------------- ---------------
Net income                                                   $   7,565       $   7,795
Depreciation and amortization                                    3,274           2,489
                                                         --------------- ---------------
           Funds from operations                                10,839          10,284
Straight-line rents                                               (659)           (571)
                                                         --------------- ---------------
           Adjusted funds from operations                      $10,180        $  9,713
                                                         --------------- ---------------
                                                         --------------- ---------------

Weighted average common shares outstanding - basic              13,294          23,741

Real estate industry analysts typically use funds from operations (FFO) as another measurement of performance for real estate-oriented companies. In general, FFO adjusts net income for noncash charges such as depreciation, amortization and most non-recurring gains and losses. The National Association for Real Estate Investment Trusts (NAREIT), defines FFO as net income, excluding depreciation and amortization expense, and gains (losses) from certain sales of property. We also adjust the NAREIT definition to eliminate straight-line rents to arrive at adjusted FFO because of their significance in our operations. Straight-line rent accruals are noncash revenues associated with fixed future minimum rent increases.

FFO during the first quarter of 1999 increased 5.4% to $10.8 million compared to 1998 because:

     - properties acquired after the first quarter of 1998 generated $1.3 million of FFO
     - expansion of our self storage business in 1998 generated $0.8 million of FFO
     - partially offsetting these and other increases was the increase in interest expense of $1.7 million in 1999. Approximately $0.9 million of this interest expense relates directly to the borrowing of $57.6 million for the common stock repurchase in November 1998

FFO and adjusted FFO do not represent the generally accepted accounting principles definition of cash flows from operations and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. Capital resources represent those funds used or available to be used to support our business operations and consist of stockholders' equity and debt.

Cash flow from operations has been the principal source of capital to fund our ongoing operations and dividend payments, while use of our credit facilities and mortgage financing have been the principal sources of capital required to fund our growth as well as stock repurchases. While we are positioned to finance our business activities through a variety of sources, we expect to satisfy short-term liquidity requirements through net cash provided by operations and through borrowings.

Through 1999 we anticipate investing:

     - up to $20 million for commercial real estate development on property we own (a portion of this amount represents commitments under executed construction contracts)
     - up to $10 million for development and expansion of our self storage business
     - up to $40 million for real estate acquisitions and development opportunities

We cannot guarantee that these estimates will be realized, although we believe we have been prudent in our plans and assumptions. Business conditions and other risks and uncertainties could cause our actual results to differ materially from these estimates, particularly our plan to acquire real estate which is primarily dependent on the continued attractiveness of real estate values and the available cost of capital for us.

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

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We sold two properties from our portfolio for approximately $32.3 million after the first quarter of 1999. We are also contemplating selling certain other properties. These sales may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies.

In December 1998 we obtained a $100 million unsecured credit facility from Wells Fargo Bank, AmSouth Bank and Bank One. This facility has a three-year term with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. At March 31, 1999, there was $75.0 million outstanding on the Wells Fargo facility at a 6.41% weighted average interest rate.

In September 1998 we announced our intention to purchase approximately 10 million shares of our common stock for $5.50 per share. To fund this purchase, we obtained a $50 million credit facility from Morgan Guaranty Trust Company (the Morgan Facility) which was subsequently amended. The Morgan Facility has a one-year term with an interest rate of LIBOR plus 30 basis points. Sol Price (a significant stockholder of our Company and the father of Robert Price, our Chairman of the Board), Helen Price (Sol Price's spouse) and the Sol & Helen Price Trust entered into a Guaranty and Pledge Agreement (the Guaranty) in which they agreed to guaranty our obligations under the Morgan Facility. The Sol and Helen Price Trust also granted Morgan Guaranty Trust Company a continuing security interest in U.S. Treasury Notes worth more than the amount outstanding under the Morgan Facility to secure their obligations under the Guaranty. In January we amended the agreement and reduced our maximum principal amount to $25 million. At March 31, 1999, $25.0 million was outstanding under the Morgan Facility at an interest rate of 5.24%.

In conjunction with the San Diego/Murphy Canyon, CA self storage facility purchase in May 1998, we assumed an existing $8.9 million note secured by the property. The note, payable to a financial institution, matures in July 2004 and bears an interest rate of 9.0%. The note does not permit prepayment prior to July 2001.

YEAR 2000

Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the Year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. We recognize the significance of ensuring our operations and systems are not adversely impacted by Year 2000 problems.

The upgrade of our existing computer software and information technology is substantially complete. The project cost was approximately $220,000. We believe that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for our computer systems.

In connection with our operating properties, we are evaluating all systems that contain embedded chips such as security systems, elevators, lighting and HVAC systems. We will continue to commit the resources necessary for the management and elimination of critical Year 2000 risks. We expect to complete our evaluation and make necessary changes by June 30, 1999. Although it is not possible to quantify the total cost of all corrections at this time, we expect that these costs will not have a material adverse effect on our operations or financial condition. We expect all critical internal Year 2000 issues will be resolved prior to the year 2000.

We are also currently evaluating the Year 2000 readiness of third parties that provide services to us and our tenants such as utilities, financial institutions, governmental agencies, municipalities and the tenants themselves, and the impact, if any, on our company and the operations of our properties. However, we cannot quantify or ensure that these external systems, whether certified to be Year 2000 compliant or not, would not create difficulties for us before, on, or after the year 2000.

We intend to develop a contingency plan to handle most likely and worst case Year 2000 scenarios. We intend to complete our determination of a worst case scenario after receiving and analyzing responses to substantially all inquiries we made to third parties. Following our analysis, we intend to develop a timetable for completing our contingency plans and expect to complete our contingency plan by September 30, 1999.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk, nor did we have any derivative financial instruments at March 31, 1999.

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

We had $100.0 million in variable rate debt outstanding at March 31, 1999. Based upon this debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.6 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

       The Company is not a party to any material legal proceedings.

ITEM 2 - CHANGES IN SECURITIES

       None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5 - OTHER INFORMATION

On May 12, 1999, Excel Legacy Corporation (Legacy) announced that it has entered into an Agreement with Sol Price, as trustee, and other major stockholders of our Company. Under the terms of the Agreement, Legacy will offer to all PEI common stockholders $8.50 per share for all shares of our common stock, comprised, at Legacy's election, of:

     -    $8.50 per share in cash or

     - at least $4.25 in cash, at least $2.75 in principal amount of Legacy's 9% Convertible Subordinated Debentures due 2004 (Debentures), which will be convertible into shares of Legacy Common Stock at $5.50 per share, and $1.50 per share in whatever combination Legacy may choose of cash, Debentures or Legacy's 10% Senior Notes due 2004.

Our Board of Directors has the right to determine whether the transaction will proceed, and if so whether the transaction will proceed as an exchange offer for our common stock or a merger with our Company. In either event, our preferred stock will remain outstanding but we expect to provide additional protections for it. Our Board is expected to act by June 2, 1999.

Under the agreement executed on May 12, 1999, several major stockholders of our Company are depositing PEI common stock in escrow. Assuming our Board of Directors approves the transaction on or about June 2, 1999, the transaction will involve either an exchange offer to stockholders or a merger requiring a vote of stockholders. At that time, additional shares of PEI common stock will be deposited in escrow such that the aggregate number of shares in escrow will be approximately 8,000,000 shares of our common stock representing approximately 51% of the PEI voting power. These shares will be tendered in an exchange offer or voted in favor of a merger, as the case may be. In either case, the offering will be made only by means of a prospectus.

The consummation of the transaction is subject to a variety of conditions, including the execution by our Company of an agreement to take certain actions to facilitate the transaction.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein or incorporated by reference:

       (10.1)  Employment Agreement dated June 18, 1997, by and between Price
               Enterprises, Inc. and Jack McGrory (incorporated by reference to
               Exhibit 10.5 to Transition Report on Form 10-K of Price
               Enterprises, Inc. filed with the Commission on March 27, 1998
               (File No. 0-20449))

       (10.2)  Amendment No. 1 to Employment Agreement dated as of August 27,
               1997, by and between Price Enterprises, Inc. and Jack McGrory
               (incorporated by reference to Exhibit 10.6 to Transition Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 27, 1998 (File No. 0-20449))

       (10.3)  Amendment No. 2 to Employment Agreement dated as of February 2,
               1999, by and between Price Enterprises, Inc. and Jack McGrory
               (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on
               March 29, 1999 (File No. 0-20449))

       (10.4)  Agreement, dated May 12, 1999, by and among Excel Legacy
               Corporation and certain shareholders of Price Enterprises, Inc.
               listed on the signature pages thereto (including the following exhibits: Exhibit A - Form of Indenture, Exhibit B - Conditions to Offer, and Exhibit C - Form of Agreement between Excel Legacy
               Corporation and Price Enterprises, Inc.) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May
               14, 1999 by Excel Legacy Corporation)

       (27.1)  Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PRICE ENTERPRISES, INC.
                                             REGISTRANT


Date: May 12, 1999                           /s/ Jack McGrory
                                             ------------------
                                             Jack McGrory
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER


Date: May 12, 1999                           /s/ Gary W. Nielson
                                             ---------------------
                                             Gary W. Nielson
                                             EXECUTIVE VICE PRESIDENT,
                                             CHIEF FINANCIAL OFFICER