Form 10-Q
period 1999-06-30
PRICE ENTERPRISES INC
filed 1999-08-04
CIK 929647

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999


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

                                 (858) 581-4679
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

The registrant had 13,304,041 shares of common stock, par value $.0001 per share, outstanding at July 28, 1999.

                            PRICE ENTERPRISES, INC.

                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION


                                                                                                         PAGE
                                                                                                         ----
ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

       Consolidated Balance Sheets..................................................................       3

       Consolidated Statements of Income............................................................       4

       Consolidated Statements of Cash Flows........................................................       5

       Notes to Consolidated Financial Statements...................................................       6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS........................................................      12

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK................................................................................      19


                                      PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS..........................................................................      20

ITEM 2 - CHANGES IN SECURITIES......................................................................      20

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES............................................................      20

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS...................................................................................       20

ITEM 5 - OTHER INFORMATION..........................................................................      20

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...........................................................      20

                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                                 PRICE ENTERPRISES, INC.
                               CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)

                                         ASSETS

                                                                                        JUNE 30            DECEMBER 31
                                                                                          1999                 1998
                                                                                   --------------------  ----------------
                                                                                      (unaudited)            (Note)
Real estate assets
   Land and land improvements                                                             $198,751           $210,839
   Building and improvements                                                               254,354            260,709
   Fixtures and equipment                                                                      680                581
   Construction in progress                                                                  4,726              3,744
                                                                                   --------------------  ----------------
                                                                                           458,511            475,873
   Less accumulated depreciation                                                           (59,082)           (57,366)
                                                                                   --------------------  ----------------
                                                                                           399,429            418,507

Investment in real estate joint venture                                                      4,270              4,050
Cash and cash equivalents                                                                    1,022              3,691
Accounts receivable                                                                          1,299              2,699
Income tax receivable                                                                        7,865              7,615
Deferred rents                                                                              16,010             14,921
Other assets                                                                                 4,937              5,869
                                                                                   --------------------  ----------------
         Total assets                                                                     $434,832           $457,352
                                                                                   --------------------  ----------------
                                                                                   --------------------  ----------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Revolving lines of credit and note payable                                            $  83,377           $108,023
   Accounts payable and other liabilities                                                    3,374              4,518
                                                                                   --------------------  ----------------
     Total liabilities                                                                      86,751            112,541

Commitments

Stockholders' equity
   Series A preferred stock                                                                353,404            353,404
   Common stock                                                                                  1                  1
   Additional paid-in capital                                                                1,005                929
   Accumulated deficit                                                                      (6,329)            (9,523)
                                                                                   --------------------  ----------------
     Total stockholders' equity                                                            348,081            344,811
                                                                                   --------------------  ----------------
         Total liabilities and stockholders' equity                                       $434,832           $457,352
                                                                                   --------------------  ----------------
                                                                                   --------------------  ----------------

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

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         SECOND QUARTER                   YEAR-TO-DATE
                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30                         JUNE 30
                                                                 ------------------------------- -------------------------------
                                                                       1999             1998            1999           1998
                                                                 --------------- --------------- --------------- ---------------
Rental revenues                                                        $16,854         $15,287         $34,281       $29,773

Expenses
   Operating and maintenance                                             1,926           1,658           4,070         3,503
   Property taxes                                                        2,466           2,207           4,617         4,162
   Depreciation and amortization                                         3,084           2,863           6,358         5,352
   General and administrative                                              676             723           1,445         1,512
         Total expenses                                                  8,152           7,451          16,490        14,529
                                                                 --------------- --------------- --------------- ---------------

Operating income                                                         8,702           7,836          17,791        15,244

Interest and other
   Interest expense                                                     (1,360)           (324)         (3,035)         (324)
   Interest income                                                         201             177             352           564
   Gain on sale of real estate                                           4,717               -           4,717             -
                                                                 --------------- --------------- --------------- ---------------
         Total interest and other                                        3,558            (147)          2,034           240
                                                                 --------------- --------------- --------------- ---------------

Net income                                                              12,260           7,689          19,825        15,484

Dividends paid to preferred stockholders                                (8,316)              -         (16,631)            -
                                                                 --------------- --------------- --------------- ---------------
Net income applicable to common stockholders                          $  3,944        $  7,689        $  3,194       $15,484
                                                                 --------------- --------------- --------------- ---------------
                                                                 --------------- --------------- --------------- ---------------

Earnings per common share
         Basic                                                            $.30            $.32            $.24          $.65
         Diluted                                                          $.29            $.32            $.24          $.65

Weighted average common shares outstanding
         Basic                                                          13,299          23,754          13,296        23,747
         Diluted                                                        13,591          23,824          13,531        23,837

Dividends per preferred share                                             $.35               -            $.70             -

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                    --------------------------------------
                                                                                           1999                1998
                                                                                    ------------------- ------------------
  Operating activities
  Net income                                                                              $ 19,825            $ 15,484
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                        6,358               5,352
        Deferred rents                                                                      (1,089)             (1,247)
        Gain on sale of real estate                                                         (4,717)                  -
      Changes in operating assets and liabilities:
        Accounts receivable and other assets                                                 1,781                  23
        Accounts payable and other liabilities                                              (1,144)              1,862
                                                                                    ------------------- ------------------
    Net cash flows provided by operating activities                                         21,014              21,474

  Investing activities
        Additions to real estate assets                                                    (12,647)            (50,683)
        Proceeds from sale of real estate assets                                            30,385                   -
        Contributions to real estate joint venture                                            (220)                  -
                                                                                    ------------------- ------------------
    Net cash flows provided by (used in) investing activities                               17,518             (50,683)

  Financing activities
        Advances from revolving lines of credit                                             40,400              20,000
        Repayments on revolving lines of credit and note payable                           (65,046)                  -
        Dividends paid                                                                     (16,631)            (16,622)
        Proceeds from exercise of stock options                                                 76                 270
                                                                                    ------------------- ------------------
    Net cash flows (used in) provided by financing activities                              (41,201)              3,648
                                                                                    ------------------- ------------------

           Net decrease in cash                                                             (2,669)            (25,561)

  Cash and cash equivalents at beginning of period                                           3,691              27,003
                                                                                    ------------------- ------------------

  Cash and cash equivalents at end of period                                             $   1,022           $   1,442
                                                                                    ------------------- ------------------
                                                                                    ------------------- ------------------

  Supplemental cash flow information:
        Cash paid for interest (net of amount capitalized)                               $   2,788         $        90
  Supplemental schedule of non-cash operating and financing activities:
        Assumption of note payable to acquire real estate assets                                 -               8,943
        Adjustment to special dividend - distribution of PriceSmart                              -                 550

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
Price Enterprises, Inc. (PEI) operates as a real estate investment trust (REIT) incorporated in the state of Maryland. Our principle business is to own, acquire, operate, manage and lease real property, primarily shopping centers. We became a REIT in September 1997 after we spun-off PriceSmart, Inc., which included our merchandising segment and certain other assets, to our stockholders.

ACCOUNTING PRINCIPLES
We prepared the financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be omitted. Certain prior year data have been reclassified to conform to the 1999 presentation.

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

           Land improvements                                    25 years
           Building and improvements                            10-25 years
           Tenant improvements                                  Term of lease or 10 years
           Fixtures and equipment                               3-5 years

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows gross interest expense and the amount capitalized (amounts in thousands):

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30                     JUNE 30
                                            --------------------------------------------------------
                                                1999          1998          1999           1998
                                            ------------------------------------------ -------------
         Interest incurred                     $1,560          $351        $3,445           $351
         Interest capitalized                    (200)          (27)         (410)           (27)

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

NOTE 2 - NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options that are dilutive were exercised. All earnings per share amounts for all periods have been presented, and where appropriate, restated to reflect these calculations.

                          PRICE ENTERPRISES, INC.

                                (UNAUDITED)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30                       JUNE 30
                                                                      ----------------------------- -----------------------------
                                                                           1999          1998           1999           1998
                                                                      -------------  -------------- -------------- --------------
 Weighted average shares outstanding                                     13,298,548     23,753,703     13,296,043     23,747,184
 Effect of dilutive securities:
     Employee stock options                                                 292,657         70,448        235,398         89,334
                                                                      -------------  -------------- -------------- --------------
 Weighted average shares outstanding - assuming dilution                 13,591,205     23,824,151     13,531,441     23,836,518
                                                                      -------------  -------------- -------------- --------------
                                                                      -------------  -------------- -------------- --------------

NOTE 3 - REAL ESTATE PROPERTIES

ACQUISITIONS
There were no acquisitions during the second quarter of 1999. During the first quarter of 1999, we acquired a 15 acre parcel of land in Tucson, AZ for $2.6 million which we plan to use for future development. We funded this acquisition through an advance under our unsecured revolving credit facility. During the year-to-date period of 1998, we acquired an office complex in Sacramento/Bradshaw, CA for $35.6 million, a self storage facility in San Diego/Murphy Canyon, CA for $17.8 million, and a non-operating property in Solana Beach, CA for $3.5 million.

DISPOSITIONS
We sold the following properties during the second quarter of 1999 (amounts in thousands):

         LOCATION                  DESCRIPTION                   DATE           SALES PRICE          GAIN
     ------------------  --------------------------------  -----------------  -----------------  ------------------
     Buffalo, NY         Retail Building (vacant)                4/1/99            $  6,100             $1,333
     Dallas, TX          Shopping Center                         4/22/99             26,400              3,384

We used the net proceeds from the sale of these properties to reduce the amount outstanding on our unsecured revolving credit facility.

NOTE 4 - REVOLVING LINES OF CREDIT AND NOTE PAYABLE

Our revolving credit facility activity consists of the following:

   - In January 1999 we repaid $25 million on our credit facility with Morgan Guaranty Trust Company and amended the facility to reduce our maximum principal amount of borrowing from $50 million to $25 million. We repaid this amount through an advance on our unsecured credit facility with Wells Fargo Bank, AmSouth Bank and

                            PRICE ENTERPRISES, INC.

                                  (UNAUDITED)

NOTE 4 - REVOLVING LINES OF CREDIT AND NOTE PAYABLE (CONTINUED)

          Bank One (described below). The Morgan credit facility has a one-year term which expires in September 1999 and bears interest at LIBOR plus 30 basis points. Sol Price (a significant stockholder of our Company and the father of Robert Price, our Company's Chairman of the Board), Helen Price (Sol Price's spouse) and the Sol & Helen Price Trust entered into a Guaranty and Pledge Agreement in which they agreed to guaranty our obligations under this credit facility. The Sol and Helen Price Trust also granted the Morgan Guaranty Trust Company a continuing security interest in U.S. Treasury Notes worth more than the amount outstanding under this credit facility to secure their obligations under the guaranty. At June 30, 1999, we owed $25.0 million on this credit facility at an interest rate of 5.33%.

   - In December 1998 we obtained a $100 million unsecured credit facility with Wells Fargo Bank, AmSouth Bank and Bank One. This facility has a term of three years with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. As of June 30, 1999, we owed $49.5 million on this credit facility at a weighted average interest rate of 6.47%.

In conjunction with the San Diego/Murphy Canyon, CA self storage facility purchase in May 1998, we assumed an existing $8.9 million note secured by the property. The note, payable to a financial institution, matures in July 2004 and bears an interest rate of 9.0%. Prepayment of the note may not occur prior to July 2001.

NOTE 5 - SIGNIFICANT EVENT

On June 2, 1999 Excel Legacy Corporation (Legacy) and PEI jointly announced that they have entered into an agreement regarding Legacy's acquisition of the outstanding common stock of our Company. This was a follow-up to the May 12, 1999 announcement of an earlier agreement between Legacy and Sol Price, as trustee of certain trusts, and other stockholders of our Company.

Under the terms of the agreement, which is subject to certain conditions including regulatory clearances, Legacy will offer to all PEI common stockholders $8.50 per share for all shares of our common stock. The exchange offer would consist of at least $4.25 in cash, at least $2.75 in principal amount of Legacy's 9% Convertible Subordinated Debentures due 2004 (Debentures), which will be convertible into shares of Legacy Common Stock at $5.50 per share, and $1.50 per share in whatever combination Legacy may choose of cash, Debentures or Legacy's 10% Senior

                            PRICE ENTERPRISES, INC.

                                  (UNAUDITED)

NOTE 5 - SIGNIFICANT EVENT (CONTINUED)

Notes due 2004. The exchange offer would be made only through a prospectus. Legacy has the right prior to beginning the exchange offer to elect to offer $8.50 per share in cash for any and all shares of our common stock.

NOTE 6 - SUBSEQUENT EVENTS

In July 1999 we purchased 47.5 acres of land in Temecula, CA for $12.5 million for a proposed shopping center development. We funded this purchase with an advance on our unsecured revolving credit facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Our disclosure and analysis in this report contain "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward looking statements include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

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

In Management's Discussion and Analysis we explain our general financial condition and results of operations including:

    -  why revenues, costs and earnings changed from the prior period
    -  funds from operations (FFO)
    - how we used cash for capital projects and dividends and how we expect to use cash during the remainder of 1999
    - where we plan on obtaining cash for future dividend payments and future capital expenditures
    -  the impact of year 2000 technology issues on our operations

As you read Management's Discussion and Analysis, it may be helpful to refer to our financial statements and accompanying notes beginning on page 3. In Management's Discussion and

Analysis we explain the changes in specific line items in the statements of income. Where changes are due to more than one reason, we list the reasons in order of importance. All dollar amounts are in thousands.

RENTAL REVENUES

                                                             RENTAL                      PERCENT
                                                            REVENUES       CHANGE         CHANGE
                                                          -------------  ------------- -------------
         2nd Quarter 1999                                    $16,854        $1,567            10%
         2nd Quarter 1998                                     15,287           ---           ---

         Year-to-Date 1999                                    34,281         4,508            15%
         Year-to-Date 1998                                    29,773           ---           ---

Revenues increased $1.6 million to $16.9 million in the second quarter of 1999 compared to the same period in 1998 primarily because:

   - properties we acquired after the first quarter of 1998 generated $0.9 million of revenues
   - expansion of our self storage business provided an additional $0.6 million of revenues

Revenues increased $4.5 million to $34.3 million in the six month year-to-date period of 1999 compared to the same period in 1998 primarily because:

   - properties we acquired after the first quarter of 1998 generated $2.5 million of revenues

   - expansion of our self storage business provided an additional $1.7 million of revenues

   - revenues from properties we owned in both 1998 and 1999 increased $0.3 million excluding intercompany rental revenues from our self storage facilities

EXPENSES

                                                                                         PERCENT
                                                             AMOUNT        CHANGE         CHANGE
                                                          -------------  ------------- -------------
         2nd  Quarter 1999                                   $ 8,152       $   701             9%
         2nd  Quarter 1998                                     7,451           ---           ---

         Year-to-Date 1999                                    16,490         1,961            13%
         Year-to-Date 1998                                    14,529           ---           ---

Expenses increased $0.7 million to $8.2 million in the second quarter of 1999 compared to the same period in 1998 primarily because:

   - properties we acquired after the first quarter of 1998 increased expenses $0.4 million
   - expansion of our self storage business increased expenses $0.3 million excluding intercompany rent expense

Expenses increased $2.0 million to $16.5 million in the six month year-to-date period of 1999 compared to the same period in 1998 primarily because:

   - properties we acquired after the first quarter of 1998 increased expenses $1.2 million
   - expenses from properties we owned in both 1998 and 1999 increased $0.7 million
   - expansion of our self storage business increased expenses $0.6 million excluding intercompany rent expense
   - these increases in expenses were partially offset by the reduction of bad debt expense of $0.4 million resulting from recovery of amounts written off in 1998 related to the Bradlee's bankruptcy, a former tenant at our Seekonk, MA property

OPERATING INCOME

                                                                                         PERCENT
                                                              AMOUNT        CHANGE        CHANGE
                                                           ------------- ------------- -------------
         2nd  Quarter 1999                                    $ 8,702       $   866           11%
         2nd  Quarter 1998                                      7,836           ---          ---

         Year-to-Date 1999                                     17,791         2,547           17%
         Year-to-Date 1998                                     15,244           ---          ---

Operating income increased for the second quarter and year-to-date periods of 1999 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

INTEREST EXPENSE

                                                                                         PERCENT
                                                             AMOUNT        CHANGE         CHANGE
                                                          ------------  -------------- -------------
         2nd  Quarter 1999                                   $ 1,360       $ 1,036           320%
         2nd  Quarter 1998                                       324           ---           ---

         Year-to-Date 1999                                     3,035         2,711           837%
         Year-to-Date 1998                                       324           ---           ---

Interest expense increased $1.0 million in the second quarter of 1999 compared to the same period in 1998 because our average debt outstanding during the second quarter of 1999 was $93.6 million compared to an average of $16.3 million during the same period in 1998. Interest expense increased $2.7 million in the six month year-to-date period of 1999 compared to the same period in 1998 because our average debt outstanding during the first six months of 1999 was $101.1 million compared to an average of $8.2 million for the same period in 1998. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

INTEREST INCOME

                                                                                         PERCENT
                                                             AMOUNT        CHANGE         CHANGE
                                                          ------------  -------------- -------------
         2nd  Quarter 1999                                      $201         $  24            14%
         2nd  Quarter 1998                                       177           ---           ---

         Year-to-Date 1999                                       352          (212)          -38%
         Year-to-Date 1998                                       564           ---           ---

Interest income did not change significantly in the second quarter of 1999 compared to the same period in the prior year primarily because cash balances did not change significantly. Interest income decreased $0.2 million for the six month year-to-date period of 1999 compared to the same period in 1998 primarily because of lower cash balances in 1999 as we used available cash and began borrowing in the second quarter of 1998 to fund acquisitions.

GAIN ON SALE OF REAL ESTATE

During the second quarter of 1999 we sold the following properties for a gain of $4.7 million:

         LOCATION                  DESCRIPTION                   DATE           SALES PRICE             GAIN
     ------------------  --------------------------------  -----------------  -----------------  ------------------
     Buffalo, NY         Retail Building (vacant)                4/1/99            $  6,100             $1,333
     Dallas, TX          Shopping Center                         4/22/99             26,400              3,384

In disposing of these properties we considered their location and long-term value prospects and decided they did not meet our desired investment profile.

FUNDS FROM OPERATIONS

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30                     JUNE 30
                                                                 ---------------------------- ---------------------------
                                                                     1999           1998          1999          1998
                                                                 -------------- ------------- ------------- -------------
Net income                                                           $12,260        $ 7,689       $19,825       $15,484
Depreciation and amortization                                          3,084          2,863         6,358         5,352
Gain on sale of real estate                                           (4,717)           ---        (4,717)          ---
                                                                 -------------- ------------- ------------- -------------
         Funds from operations                                        10,627         10,552        21,466        20,836
Straight-line rents                                                     (600)          (701)       (1,259)       (1,272)
                                                                 -------------- ------------- ------------- -------------
         Adjusted funds from operations                              $10,027        $ 9,851       $20,207       $19,564
                                                                 -------------- ------------- ------------- -------------
                                                                 -------------- ------------- ------------- -------------

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

FFO during the second quarter of 1999 was $10.6 million, no change from the prior year. The increase in FFO from properties acquired after the first quarter of 1998 and expansion of our self storage business offset the loss of operating income from the two properties sold in the second quarter of 1999 and the increase in interest expense. The increase in interest expense relates directly to the borrowing of $57.6 million for our common stock repurchase in November 1998.

FFO during the six month year-to-date period of 1999 increased 3% to $21.5 million compared to $20.8 million during the same six month period in 1998. The increase was a result of the factors mentioned above, as well as FFO generated from the properties we sold through their sales dates in April 1999, partially offset by the increase in interest expense. Approximately $1.9 million of the increase in interest expense year-to-date relates directly to the borrowing for our common stock repurchase, discussed above.

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

During the remainder of 1999 we anticipate investing:

   - up to $10 million for commercial real estate development on property we own (a portion of this amount represents commitments under executed construction contracts)
   - up to $10 million for development and expansion of our self storage business
   - up to $30 million for real estate acquisitions and development opportunities (including the Temecula, CA property we purchased in July 1999 for $12.5 million)

We cannot guarantee that these estimates will be realized, although we believe we have been prudent in our plans and assumptions. Business conditions and other risks and uncertainties could cause our actual results to differ materially from these estimates, particularly our plan to acquire real estate which is primarily dependent on the continued attractiveness of real estate values and the available cost of capital for us.

We continue to evaluate various properties for acquisition or development. To the extent that investment opportunities exceed available cash flow from the sources mentioned above, we may raise additional capital through bank credit facilities and/or secured mortgage financing.

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We sold two properties from our portfolio for $32.5 million during the second quarter of 1999. We are also contemplating selling certain other properties. These sales may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies.

In December 1998 we obtained a $100 million unsecured credit facility from Wells Fargo Bank, AmSouth Bank and Bank One. This facility has a three-year term with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. At June 30, 1999, there was $49.5 million outstanding on the Wells Fargo facility at a weighted average interest rate of 6.47%.

In November 1998 we purchased 10.5 million shares of our common stock for $5.50 per share. To fund this purchase, we obtained a $50 million credit facility from Morgan Guaranty Trust Company (the Morgan Facility) which was subsequently amended. The Morgan Facility has a one-year term with an interest rate of LIBOR plus 30 basis points. Sol Price (a significant stockholder of our Company and the father of Robert Price, our Chairman of the Board), Helen Price (Sol Price's spouse) and the Sol & Helen Price Trust entered into a Guaranty and Pledge Agreement (the Guaranty) in which they agreed to guaranty our obligations under the Morgan Facility. The Sol and Helen Price Trust also granted Morgan Guaranty Trust Company a continuing security interest in U.S. Treasury Notes worth more than the amount outstanding under the Morgan Facility to secure their obligations under the Guaranty. In January we amended the agreement and reduced our maximum principal amount of borrowing to $25 million. At June 30, 1999, $25.0 million was outstanding under the Morgan Facility at an interest rate of 5.33%.

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

In connection with our operating properties, we are evaluating all systems that contain embedded chips such as security systems, elevators, lighting and HVAC systems. We will continue to commit the resources necessary for the management and elimination of critical Year 2000 risks. We expect to complete our evaluation and make necessary changes by September 30, 1999. Although it is not possible to quantify the total cost of all corrections at this time, we expect that these costs will not have a material adverse effect on our operations or financial condition. We expect all critical internal Year 2000 issues will be resolved prior to the year 2000.

We are also currently evaluating the Year 2000 readiness of third parties that provide services to us and our tenants such as utilities, financial institutions, governmental agencies, municipalities and the tenants themselves, and the impact, if any, on our company and the operations of our properties. However, we cannot quantify or ensure that these external systems, whether certified to be Year 2000 compliant or not, would not create difficulties for us before, on or after the year 2000.

We intend to develop a contingency plan to handle most likely and worst case Year 2000 scenarios. We intend to complete our determination of a worst case scenario after receiving and analyzing responses to substantially all inquiries we have made to third parties. Following our analysis, we intend to develop a timetable for completing our contingency plan and expect to complete our contingency plan by September 30, 1999.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk, nor did we have any derivative financial instruments at June 30, 1999.

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

We had $74.5 million in variable rate debt outstanding at June 30, 1999. Based upon this debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.5 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings.

ITEM 2 - CHANGES IN SECURITIES

      None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

We filed a Current Report on Form 8-K under Item 5 thereof on June 4, 1999, relating to our agreement with Excel Legacy Corporation (Legacy), pursuant to which Legacy has agreed, subject to certain conditions including regulatory clearances, to make an exchange offer for any and all shares of our outstanding common stock. We refer you to the Form 8-K for a detailed discussion of the proposed transaction with Legacy.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein or incorporated by reference:

(2.1)    Agreement dated June 2, 1999, by and between Price
         Enterprises, Inc. and Excel Legacy Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 4, 1999 by Price Enterprises, Inc.)

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

(10.4)   Agreement, dated May 12, 1999, by and among Excel Legacy
         Corporation and certain stockholders of Price Enterprises, Inc. listed on the signature pages thereto (including the following exhibits: Exhibit A - Form of Indenture, Exhibit B
         - Conditions to Offer, and Exhibit C - Form of Agreement between Excel Legacy Corporation and Price Enterprises,
         Inc.) (incorporated by reference to Exhibit 10.1 to Current
         Report on Form 8-K filed May 14, 1999 by Excel Legacy
         Corporation)

(10.5) Settlement and Termination Agreement dated May 24, 1999, by and between Price Enterprises, Inc. and Gary W. Nielson

(10.6) Second Amendment to the Price Enterprises 1995 Combined Stock Grant and Stock Option Plan

(10.7)   Third Amendment to the Price Enterprises Directors 1995 Stock Option Plan

(27.1)   Financial Data Schedule


(b)   Reports on Form 8-K

      We filed a report on Form 8-K with respect to Item 5 thereof on June 4, 1999. We did not file any other reports on Form 8-K during the quarter ended June 30, 1999.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRICE ENTERPRISES, INC.
                                   REGISTRANT


Date: August 2, 1999                /s/ Jack McGrory
                                   ----------------------------
                                   Jack McGrory
                                   PRESIDENT & CHIEF EXECUTIVE OFFICER


Date: August 2, 1999                /s/ Kathleen M. Hillan
                                   ----------------------------
                                   Kathleen M. Hillan
                                   SENIOR VICE PRESIDENT - FINANCE