Form 10-Q
period 1999-09-30
PRICE ENTERPRISES INC
filed 1999-11-15
CIK 929647

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


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

The registrant had 13,309,006 shares of common stock, par value $.0001 per share, outstanding at October 31, 1999.

                             PRICE ENTERPRISES, INC.


                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)                           PAGE
                                                                    ----

       Consolidated Balance Sheets .......................           3

       Consolidated Statements of Operations .............           4

       Consolidated Statements of Cash Flows .............           5

       Notes to Consolidated Financial Statements ........           6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS .........          12

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK .................................          19


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ...............................          20

ITEM 2 - CHANGES IN SECURITIES ...........................          20

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES .................          20

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS .....................................          20

ITEM 5 - OTHER INFORMATION ...............................          20

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................          20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                             PRICE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                                      SEPTEMBER 30       DECEMBER 31
                                                                                          1999               1998
                                                                                   --------------------------------------
                                                                                      (unaudited)           (Note)
Real estate assets
   Land and land improvements                                                             $211,512           $210,839
   Building and improvements                                                               254,182            260,709
   Fixtures and equipment                                                                      704                581
   Construction in progress                                                                  7,451              3,744
                                                                                          --------           --------
                                                                                           473,849            475,873
   Less accumulated depreciation                                                           (62,087)           (57,366)
                                                                                          --------           --------
                                                                                           411,762            418,507

Investment in real estate joint venture                                                      4,336              4,050
Cash and cash equivalents                                                                    1,172              3,691
Accounts receivable                                                                          1,262              2,699
Income tax receivable                                                                        7,940              7,615
Deferred rents                                                                              16,517             14,921
Other assets                                                                                 4,659              5,869
                                                                                          --------           --------
         Total assets                                                                     $447,648           $457,352
                                                                                          --------           --------
                                                                                          --------           --------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Revolving lines of credit and note payable                                             $ 98,059           $108,023
   Accounts payable and other liabilities                                                    3,008              4,518
                                                                                          --------           --------
     Total liabilities                                                                     101,067            112,541

Commitments

Stockholders' equity
   Series A preferred stock                                                                353,404            353,404
   Common stock                                                                                  1                  1
   Additional paid-in capital                                                                1,044                929
   Accumulated deficit                                                                      (7,868)            (9,523)
                                                                                          --------           --------
     Total stockholders' equity                                                            346,581            344,811
                                                                                          --------           --------
                                                                                          --------           --------
         Total liabilities and stockholders' equity                                       $447,648           $457,352
                                                                                          --------           --------
                                                                                          --------           --------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THIRD QUARTER                     YEAR-TO-DATE
                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30                     SEPTEMBER 30
                                                            ------------------------------- -------------------------------
                                                                 1999            1998              1999            1998
                                                            --------------- --------------- --------------- ---------------
Rental revenues                                                $ 15,602       $ 15,915           $ 49,883       $ 45,688

Expenses
   Operating and maintenance                                      2,078          2,002              6,148          5,505
   Property taxes                                                 1,632          1,477              6,249          5,639
   Depreciation and amortization                                  3,099          3,345              9,457          8,697
   General and administrative                                       763            682              2,208          2,194
                                                               --------       --------           --------       --------
         Total expenses                                           7,572          7,506             24,062         22,035
                                                               --------       --------           --------       --------

Operating income                                                  8,030          8,409             25,821         23,653

Interest and other
   Interest expense                                              (1,353)        (1,096)            (4,388)        (1,420)
   Interest income                                                  100             39                452            603
   Gain on sale of real estate                                        -            184              4,717            184
                                                               --------       --------           --------       --------
         Total interest and other                                (1,253)          (873)               781           (633)
                                                               --------       --------           --------       --------

Net income                                                        6,777          7,536             26,602         23,020

Dividends paid to preferred stockholders                         (8,316)             -            (24,947)             -

                                                               --------       --------           --------       --------
Net income (loss) applicable to common stockholders            $ (1,539)      $  7,536           $  1,655       $ 23,020
                                                               --------       --------           --------       --------
                                                               --------       --------           --------       --------


Earnings (loss) per common share
      Basic                                                    $   (.12)      $    .32           $    .12       $    .97
      Diluted                                                  $   (.12)      $    .32           $    .12       $    .96

Weighted average common shares outstanding
      Basic                                                      13,304         23,758             13,299         23,751
      Diluted                                                    13,304         23,900             13,576         23,920

Dividends per preferred share                                  $    .35              -           $   1.05              -

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                    --------------------------------------
                                                                                            1999                1998
                                                                                    ------------------- ------------------
  Operating activities
  Net income                                                                              $ 26,602            $ 23,020
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                        9,457               8,697
        Deferred rents                                                                      (1,596)             (1,999)
        Gain on sale of real estate                                                         (4,717)               (184)
      Changes in operating assets and liabilities:
        Accounts receivable and other assets                                                 1,926                 578
        Accounts payable and other liabilities                                              (1,510)              1,755
                                                                                          --------            --------
    Net cash flows provided by operating activities                                         30,162              31,867

  Investing activities
        Additions to real estate assets                                                    (27,984)            (62,986)
        Proceeds from sale of real estate assets                                            30,385               1,206
        Contributions to real estate joint venture                                            (286)             (3,990)
                                                                                          --------            --------
    Net cash flows provided by (used in) investing activities                                2,115             (65,770)

  Financing activities
        Advances from revolving lines of credit                                             81,900              37,400
        Repayments on revolving lines of credit and note payable                           (91,864)             (2,400)
        Dividends paid                                                                     (24,947)            (24,938)
        Proceeds from exercise of stock options                                                115                 323
                                                                                          --------            --------
    Net cash flows (used in) provided by financing activities                              (34,796)             10,385
                                                                                          --------            --------

           Net decrease in cash                                                             (2,519)            (23,518)

  Cash and cash equivalents at beginning of period                                           3,691              27,003
                                                                                          --------            --------

  Cash and cash equivalents at end of period                                              $  1,172            $  3,485
                                                                                          --------            --------
                                                                                          --------            --------

  Supplemental cash flow information:
        Cash paid for interest (net of amount capitalized)                                $  4,666            $    808
  Supplemental schedule of non-cash operating and financing activities:
        Assumption of note payable to acquire real estate assets                                 -               8,943
        Adjustment to special dividend - distribution of PriceSmart                              -                 550

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1999


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

ACCOUNTING PRINCIPLES
We follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting in preparing our financial statements. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be omitted. Certain prior year data have been reclassified to conform to the 1999 presentation.

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

           Land improvements                         25 years
           Building and improvements                 10-25 years
           Tenant improvements                       Term of lease or 10 years
           Fixtures and equipment                    3-5 years

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows gross interest expense and the amount capitalized (amounts in thousands):

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30               SEPTEMBER 30
                                                ------------------          -------------------
                                                1999          1998          1999           1998
                                                ----          ----          ----           ----
         Interest incurred                      $1,700        $1,215        $5,146         $1,566
         Interest capitalized                      347           119           758            146

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

NEW ACCOUNTING STANDARDS
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements currently have no impact on our financial statements.

NOTE 2 - NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income applicable to common stockholders divided by the weighted average common shares outstanding during the period. Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of the weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options that are dilutive were exercised. All earnings per share amounts for all periods have been presented, and where appropriate, restated to reflect these calculations.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              SEPTEMBER 30                 SEPTEMBER 30
                                                                      ----------------------------- -----------------------------
                                                                           1999          1998           1999           1998
                                                                      ----------------------------- -------------- --------------
 Weighted average shares outstanding                                     13,304,473     23,757,628     13,298,884     23,750,703
 Effect of securities:
     Employee and Director stock options                                          -        142,447        276,937        169,477
                                                                         ----------     ----------     ----------     ----------
 Weighted average shares outstanding - assuming dilution                 13,304,473     23,900,075     13,575,821     23,920,180
                                                                         ----------     ----------     ----------     ----------
                                                                         ----------     ----------     ----------     ----------

NOTE 3 - REAL ESTATE PROPERTIES

ACQUISITIONS
In July 1999 we purchased 47.5 acres of land in Temecula, CA for $12.5 million for a proposed shopping center development. In January 1999 we acquired a 15 acre parcel of land in Tucson, AZ for $2.6 million which we plan to use for future development. We funded these acquisitions through advances under our unsecured revolving credit facility.

During the year-to-date period of 1998, we acquired the following properties:

                                                                                             GROSS LEASABLE     PURCHASE PRICE
LOCATION                                  DESCRIPTION                     DATE ACQUIRED       SQUARE FEET           (000'S)
----------------------------------------  ------------------------------  ---------------  -------------------  --------------
Sacramento, CA                            office complex                      5/1/98            300,000             $35,551
San Diego/Murphy Canyon, CA               self-storage facility              5/26/98            242,000              17,750
Solana Beach, CA                          land (future development)          6/22/98               -                  3,450
San Diego/Rancho San Diego, CA            retail complex                     7/13/98            100,000              11,300
Fresno, CA                                land (future development)          7/29/98               -                  3,950

We funded these acquisitions through available cash, advances under our unsecured revolving credit facility, and by assuming a note payable in conjunction with the San Diego/Murphy Canyon, CA self storage facility purchase.

In May 1998, we entered into a 50/50 joint venture with River Park Properties to develop a 173,000 square foot retail and commercial center in Fresno, CA. We purchased the land from PriceSmart at an appraised value of $3.95 million and contributed the land to the joint venture.

DISPOSITIONS
We sold the following properties during the first nine months of 1999 (amounts in thousands):

    LOCATION             DESCRIPTION                   DATE           SALES PRICE            GAIN
------------------  ---------------------------  -----------------  -----------------  ------------------
Buffalo, NY         Retail Building (vacant)           4/1/99            $  6,100             $1,333
Dallas, TX          Shopping Center                    4/22/99             26,400              3,384

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

NOTE 3 - REAL ESTATE PROPERTIES (CONTINUED)

We used the net proceeds from the sale of these properties to reduce the amount outstanding on our unsecured revolving credit facility.

During the first nine months of 1998, we sold a free-standing restaurant building at our Azusa, CA site resulting in a gain of $184,000. This building was considered incidental to our main business.

NOTE 4 - REVOLVING LINES OF CREDIT AND NOTE PAYABLE

Our revolving credit facility activity consists of the following:

     - In September 1999 we repaid the remaining $25 million owed on our credit facility with Morgan Guaranty Trust Company and terminated the facility. We repaid this amount through an advance on our unsecured credit facility with Wells Fargo Bank, AmSouth Bank and Bank One (described below).

     - In December 1998 we obtained a $100 million unsecured credit facility with Wells Fargo Bank, AmSouth Bank and Bank One. This facility has a term of three years with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. As of September 30, 1999, we owed $89.2 million on this credit facility at an interest rate of 6.79%.

In conjunction with the San Diego/Murphy Canyon, CA self storage facility purchase in May 1998, we assumed an existing $8.9 million note secured by the property. The note, payable to a financial institution, matures in July 2004 and bears interest at a rate of 9.0%. We may not prepay the note prior to July 2001.

NOTE 5 - SIGNIFICANT EVENT

On November 5, 1999 Excel Legacy Corporation (Legacy) announced that it has completed its exchange offer for our common stock at $8.50 per share, comprised of $4.25 per share in cash, $2.75 per share in principal amount of Legacy's 9% Convertible Redeemable Subordinated Secured Debentures (Debentures) due 2004, which will be convertible at any time into shares of Legacy common stock at $5.50 per share, and $1.50 per share in principal amount of Legacy's 10% Senior Redeemable Secured Notes due 2004. Legacy has applied for listing of the Debentures on the American Stock Exchange. Legacy's common stock trades on the American Stock Exchange under the symbol XLG.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

NOTE 5 - SIGNIFICANT EVENT (CONTINUED)

The offer expired by its terms at 12:00 Midnight, New York City time, on Nov. 3, 1999. Based on information provided by Norwest Bank Minnesota, N.A., as exchange agent, 12,154,289 shares of our common stock, representing approximately 91.3% of the outstanding common stock, were tendered by stockholders (including shares subject to guaranteed delivery) prior to the offer's expiration.

Our Company's preferred stock will remain outstanding. Legacy has agreed that the preferred stock will be entitled to elect a majority of PEI's Board of Directors and to have one designee on Legacy's Board of Directors, until such time as (i) less than 2,000,000 shares of our preferred stock remain outstanding or (ii) Legacy completes a tender offer to acquire any and all outstanding shares of our preferred stock at a cash price of $16.00 per share, or in certain other circumstances. As part of the exchange offer and related agreements, Legacy has agreed that no common stock dividend may be paid from PEI to Legacy until all our obligations for interest expense on debt and preferred stock dividends are paid and a $7.5 million annual reserve is in place. The $7.5 million annual reserve may be used for improvement and/or acquisition of properties, the repurchase of our preferred stock or the reduction of our debt.

In connection with the completion of Legacy's exchange offer on November 8, 1999, Legacy acquired control of our Company. As part of the acquisition of control, our Board of Directors was reduced from six members to five members and reconstituted as shown below, and executive officers and certain employees of our Company were terminated and received severance payments and cash payments for their accelerated vested common stock options. Effective November 8, 1999 our new executive officers and Board of Directors are as follows:

   -  Jack McGrory, Chairman of the Board of Directors
   -  Gary B. Sabin, President, Chief Executive Officer and Director
   - Richard B. Muir, Executive Vice President, Chief Operating Officer and Director
   -  James F. Cahill, Director
   -  Simon M. Lorne, Director
   -  S. Eric Ottesen, Senior Vice President, General Counsel and Secretary
   -  James Y. Nakagawa, Chief Financial Officer

You can read more about our agreement with Legacy and the exchange offer in our Current Report on Form 8-K filed with the SEC on November 15, 1999 and in Legacy's Offer to Exchange/Prospectus dated October 6, 1999 filed as Exhibit
(a)(1) to Legacy's Tender Offer Statement on Schedule 14D-1 as filed with the SEC on October 6, 1999.

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

As you read Management's Discussion and Analysis, it may be helpful to refer to our financial statements and accompanying notes beginning on page 3. In Management's Discussion and Analysis we explain the changes in specific line items in the statements of operations. Where changes are due to more than one reason, we list the reasons in order of importance. All dollar amounts are in thousands.

RENTAL REVENUES

                                                             RENTAL                      PERCENT
                                                            REVENUES       CHANGE         CHANGE
                                                            --------       ------        -------
         3rd Quarter 1999                                    $15,602       $  (313)           -2%
         3rd Quarter 1998                                     15,915            --            --

         Year-to-Date 1999                                    49,883         4,195             9%
         Year-to-Date 1998                                    45,688            --            --

Revenues decreased $0.3 million to $15.6 million in the third quarter of 1999 compared to the same period in 1998 primarily because:
   - revenues from two properties we sold in the second quarter of 1999 contributed $0.7 million of revenues in the same period of the prior year
   - a reduction in revenues of $0.3 million due to the Caldors bankruptcy, a former tenant at our Moorestown, NJ location
   -  partially offsetting these decreases were:
      - expansion of our self storage business which provided an additional $0.4 million of revenues and
      - an increase in revenues from properties existing in both years of $0.3 million

Revenues increased $4.2 million to $49.9 million in the nine month year-to-date period of 1999 compared to the same period in 1998 primarily because:

   - properties we acquired after the first quarter of 1998 generated $2.6 million of additional revenues
   - expansion of our self storage business provided an additional $2.1 million of revenues
   - revenues from properties we owned in both 1998 and 1999 increased $1.4 million excluding intercompany rental revenues from our self storage facilities
   -  partially offsetting these increases were:
      - revenues from two properties which we sold in the second quarter of 1999 which contributed $1.5 million of revenues in the prior year and
      - a reduction in revenues of $0.4 million due to the Caldors bankruptcy, a former tenant at our Moorestown, NJ location

EXPENSES

                                                                                         PERCENT
                                                             AMOUNT        CHANGE         CHANGE
                                                            --------       ------        -------
         3rd Quarter 1999                                   $  7,572       $    66             1%
         3rd Quarter 1998                                      7,506            --            --

         Year-to-Date 1999                                    24,062         2,027             9%
         Year-to-Date 1998                                    22,035            --            --

Expenses increased $0.1 million to $7.6 million in the third quarter of 1999 compared to the same period in 1998 primarily because:

   - expansion of our self storage business increased expenses $0.3 million excluding intercompany rent expense

   - properties we sold in the second quarter of 1999 reduced expenses, offsetting the increase

Expenses increased $2.0 million to $24.1 million in the nine month year-to-date period of 1999 compared to the same period in 1998 primarily because:

   - properties we acquired after the first quarter of 1998 increased expenses $1.3 million
   - expansion of our self storage business increased expenses $1.0 million excluding intercompany rent expense
   - expenses from properties we owned in both 1998 and 1999 increased $1.0 million
   -  these increases in expenses were partially offset by:
      - properties we sold in the second quarter of 1999 which reduced expenses by $0.7 million and
      - by the reduction of bad debt expense of $0.4 million resulting from recovery of amounts previously written off related to the Bradlee's bankruptcy, a former tenant at our Seekonk, MA property

OPERATING INCOME

                                                                                         PERCENT
                                                              AMOUNT        CHANGE        CHANGE
                                                              -------       ------       -------
         3rd Quarter 1999                                     $ 8,030      $   (379)          -5%
         3rd Quarter 1998                                       8,409            --           --

         Year-to-Date 1999                                     25,821         2,168            9%
         Year-to-Date 1998                                     23,653            --           --

The change in operating income for the third quarter and year-to-date periods of 1999 from the same periods in the prior year is principally a result of the changes in Rental Revenues and Expenses discussed above.

INTEREST EXPENSE

                                                                                         PERCENT
                                                             AMOUNT        CHANGE         CHANGE
                                                             ------        ------        -------
         3rd Quarter 1999                                     $1,353       $   257            23%
         3rd Quarter 1998                                      1,096            --            --

         Year-to-Date 1999                                     4,388         2,968           209%
         Year-to-Date 1998                                     1,420            --            --

Interest expense increased $0.3 million in the third quarter of 1999 compared to the same period in 1998 because our average debt outstanding during the third quarter of 1999 was higher than the prior year. Interest expense increased $3.0 million in the nine month year-to-date period of 1999 compared to the same period in 1998 because our average debt outstanding during the first nine months of 1999 was $99.5 million compared to an average of $14.4 million for the same period in 1998. This increase in debt was primarily a result of borrowing $57.6 million to fund the repurchase of our common stock in November 1998. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

INTEREST INCOME

                                                                                         PERCENT
                                                             AMOUNT        CHANGE         CHANGE
                                                             ------        ------        -------
         3rd Quarter 1999                                       $100        $   61           156%
         3rd Quarter 1998                                         39            --            --

         Year-to-Date 1999                                       452          (151)          -25%
         Year-to-Date 1998                                       603            --            --

Interest income did not change significantly in the third quarter of 1999 compared to the same period in the prior year primarily because cash balances did not change significantly. Interest income decreased $0.2 million for the nine month year-to-date period of 1999 compared to the same period in 1998 primarily because of lower cash balances in 1999 as we used available cash and began borrowing in the second quarter of 1998 to fund acquisitions.

GAIN ON SALE OF REAL ESTATE

During 1999 we sold the following properties for a gain of $4.7 million:

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

During the first nine months of 1998, we sold a free-standing restaurant building at the Azusa, CA site resulting in a gain of $184,000. This building was considered incidental to our main business.

In disposing of these properties we considered their location and long-term value prospects and decided they did not meet our desired investment profile.

FUNDS FROM OPERATIONS

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                                     -------------------          ------------------
                                                                     1999           1998          1999          1998
                                                                     ----           ----          ----          ----
Net income                                                          $6,777        $ 7,536       $26,602       $23,020
Depreciation and amortization                                        3,099          3,345         9,457         8,697
Gain on sale of real estate                                              -              -        (4,717)            -
Other                                                                    -            430             -           430
                                                                    ------        -------       -------       -------
         Funds from operations                                       9,876         11,311        31,342        32,147
Straight-line rents                                                   (507)          (751)       (1,766)       (2,023)
                                                                    ------        -------       -------       -------
         Adjusted funds from operations                             $9,369        $10,560       $29,576       $30,124
                                                                    ------        -------       -------       -------
                                                                    ------        -------       -------       -------

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

FFO during the third quarter of 1999 decreased 13% to $9.9 million, compared to $11.3 million in the third quarter of 1998. The loss of FFO from two properties we sold in the second quarter of 1999 and the increase in interest expense offset the increase in FFO from properties acquired after the first quarter of 1998 and expansion of our self storage business. The increase in interest expense relates directly to the borrowing of $57.6 million for our common stock repurchase in November 1998.

FFO during the nine month year-to-date period of 1999 decreased 3% to $31.3 million compared to $32.1 million during the same nine month period in 1998. The slight decrease was a result of the factors mentioned above, although the properties acquired in 1998 and the expansion of our self storage business had a much greater positive effect in the year-to-date period. Approximately $2.9 million of the increase in interest expense year-to-date relates directly to the borrowing for our common stock repurchase, discussed above.

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

During the remainder of 1999 we anticipate investing:

   - up to $3 million for commercial real estate development on property we own (a portion of this amount represents commitments under executed construction contracts)
   - up to $3 million for development and expansion of our self storage business
   - up to $20 million for real estate acquisitions and development opportunities

We plan to fund these investments through available working capital or additional debt. We cannot guarantee that these estimates will be realized, although we believe we have been prudent in our plans and assumptions. Business conditions and other risks and uncertainties could cause our actual results to differ materially from these estimates, particularly our plan to acquire real estate which is primarily dependent on the continued attractiveness of real estate values and the available cost of capital for us.

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

In December 1998 we obtained a $100 million unsecured credit facility from Wells Fargo Bank, AmSouth Bank and Bank One. This facility has a three-year term with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. At September 30, 1999, there was $89.2 million outstanding on the Wells Fargo facility at an interest rate of 6.79%.

In November 1998 we purchased 10.5 million shares of our common stock for $5.50 per share. To fund this purchase, we obtained a $50 million credit facility from Morgan Guaranty Trust Company (the Morgan Facility) which was subsequently amended to $25 million. In September 1999 we repaid the remaining $25 million on our Morgan Facility and terminated the facility.

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

In connection with our operating properties, we are evaluating all systems that contain embedded chips such as security systems, elevators, lighting and HVAC systems. We will continue to commit the resources necessary for the management and elimination of critical Year 2000 risks. We completed our evaluation and expect to make necessary changes by December 31, 1999. Although it is not possible to quantify the total cost of all corrections at this time, we expect that these costs will not have a material adverse effect on our operations or financial condition. We expect all critical internal Year 2000 issues will be resolved prior to the year 2000.

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

We intend to develop a contingency plan to handle most likely and worst case Year 2000 scenarios. We intend to complete our determination of a worst case scenario after receiving and analyzing responses to substantially all inquiries we have made to third parties. Following our analysis, we intend to develop a timetable for completing our contingency plan and expect to complete our contingency plan by December 31, 1999.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk, nor did we have any derivative financial instruments at September 30, 1999.

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

We had $89.2 million in variable rate debt outstanding at September 30, 1999. Based upon this debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.6 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

      (10.2) Amendment No. 1 to Employment Agreement dated as of August 27,
            1997, by and between Price Enterprises, Inc. and Jack McGrory (incorporated by reference to Exhibit 10.6 to Transition Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 27, 1998 (File No. 0-20449))

      (10.3) Amendment No. 2 to Employment Agreement dated as of February 2,
            1999, by and between Price Enterprises, Inc. and Jack McGrory (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 29, 1999 (File No. 0-20449))

      (10.4) Agreement, dated May 12, 1999, by and among Excel Legacy
            Corporation and certain stockholders of Price Enterprises, Inc. listed on the signature pages thereto (including the following exhibits: Exhibit A - Form of Indenture, Exhibit B - Conditions to Offer, and Exhibit C - Form of Agreement between Excel Legacy Corporation and Price Enterprises, Inc.) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 14, 1999 by Excel Legacy Corporation)

      (10.5) Settlement and Termination Agreement dated May 24, 1999, by and between Price Enterprises, Inc. and Gary W. Nielson (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the Commission on August 4, 1999 (File No. 0-20449))

      (10.6) Second Amendment to the Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the Commission on August 4, 1999 (File No. 0-20449))

      (10.7) Third Amendment to the Price Enterprises Directors 1995 Stock
            Option Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the Commission on August 4, 1999 (File No. 0-20449))

      (27.1) Financial Data Schedule

(b)   Reports on Form 8-K

           We did not file any reports on Form 8-K during the quarter ended September 30, 1999. We filed a Current Report on Form 8-K under
           Item 1 thereof on November 15, 1999, relating to the acquisition of control of our company by Excel Legacy Corporation (Legacy) as a result of the consummation by Legacy of an exchange offer for our common stock.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PRICE ENTERPRISES, INC.
                                           REGISTRANT


Date: November 15, 1999                    /S/ GARY B. SABIN
                                           -----------------
                                           Gary B. Sabin
                                           PRESIDENT & CHIEF EXECUTIVE OFFICER


Date: November 15, 1999                    /S/ JAMES Y. NAKAGAWA
                                           ---------------------
                                           James Y. Nakagawa
                                           CHIEF FINANCIAL OFFICER