Form 10-K
period 1999-12-31
PRICE ENTERPRISES INC
filed 2000-03-29
CIK 929647

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------
                                    FORM 10-K
                         -------------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO _________________.

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

       17140 BERNARDO CENTER DRIVE SUITE 300, SAN DIEGO, CALIFORNIA 92128
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 858-675-9400

        Securities registered pursuant to Section 12(b) of the Act: None

                 Securities registered pursuant to Section 12(g)
                                   of the Act:
                          Common Stock $.0001 Par Value

                       8 3/4% Series A Cumulative Redeemable
                        Preferred Stock $.0001 Par Value

                     --------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 21, 1999 was $8,304,493 based on the last reported sale price of $7.19 per share on March 21, 2000.

        The number of outstanding shares of the registrant's common stock as of March 21, 2000 was 13,309,006.

        DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by
Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 2000.
================================================================================

                             PRICE ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS



PART I...........................................................................................................        3

   ITEM 1 - BUSINESS.............................................................................................        3
   ITEM 2 - PROPERTIES...........................................................................................       11
   ITEM 3 - LEGAL PROCEEDINGS....................................................................................       14
   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................       14
   ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT................................................................       15
PART  II.........................................................................................................       18

   ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................       18
   ITEM 6 - SELECTED FINANCIAL DATA..............................................................................       19
   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................       20
   ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................       29
   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................       31
   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................       56
PART  III........................................................................................................       56

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................       56
   ITEM 11 - EXECUTIVE COMPENSATION..............................................................................       56
   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................       56
   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................       56
PART  IV.........................................................................................................       57

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................       57

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

In this Form 10-K:
    -   "Company," "we," "our," "PEI," and "us" means Price Enterprises, Inc.
    -   "Legacy" means Excel Legacy Corporation
    -   "REIT" means real estate investment trust
    -   "GLA" means gross leasable area
    -   "FFO" means funds from operations


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

In 1994 Costco spun-off PEI and transferred to PEI the following as part of a voluntary exchange offer:
- substantially all of the real estate assets which historically formed Costco's non club real estate business segment
- four existing Costco warehouses adjacent to certain transferred properties (which we subsequently leased back to Costco in August 1994)
-    certain merchandising business entities
-    notes receivable from various municipalities and agencies (City Notes)
-    certain other assets

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

On June 2, 1999, Excel Legacy Corporation (Legacy), a Delaware corporation, and PEI jointly announced that they entered into an agreement regarding Legacy's acquisition of the outstanding common stock of our Company. This announcement followed the May 12, 1999 announcement of an earlier agreement between Legacy and Sol Price, as trustee of certain trusts, and other stockholders of our Company.

On November 12, 1999, Legacy completed its exchange offer for our common stock. In the exchange offer, Legacy acquired approximately 91.3% of our common stock, which represents approximately 77.5% of PEI's voting power. PEI stockholders who tendered their shares of PEI common stock in the exchange offer received from Legacy a total of $8.50 consisting of $4.25 in cash, $2.75 in principal amount of Legacy's 9.0% Convertible Redeemable Subordinated Secured Debentures due 2004 and $1.50 in principal amount of Legacy's 10.0% Senior Redeemable Secured Notes due 2004 for each share of PEI common stock.

OVERVIEW OF THE COMPANY'S BUSINESS
Our current property portfolio substantially consists of shopping centers and "power centers" leased to major retail tenants including Costco, The Sports Authority, The Home

Depot, Kmart, Marshalls, PETsMART and Borders Books and Music. We receive approximately 70% of annual minimum rents from tenants with investment grade credit ratings.

For a description of our properties and of material developments during the year regarding these investments and our Company as a whole please refer to "Item 2 - Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Our business strategy is to continue to enhance the value and operating income of our portfolio by, among other things, completing the development and leasing of existing properties and acquiring new investment properties. In making new real estate investments, we emphasize acquiring well-located income-producing commercial properties, principally occupied by credit rated tenants in the western and northeastern United States, with attractive yields and potential for increases in income and capital appreciation. We may also take advantage of particularly attractive investments in other geographic areas and product types, including self storage properties as discussed below, in order to enhance stockholder value. In addition, we will, from time to time, consider disposing or exchanging existing investments in order to improve our investment portfolio or increase our funds from operations. We continuously evaluate our properties and review potential strategies of repositioning or redeveloping our properties in order to maximize FFO and enhance property values. Our investment and portfolio management goal is maximizing FFO. We also own and operate a self storage business, "Price Self Storage," with four facilities open in southern California at year end. In addition to the self storage business, our portfolio includes one office complex (Sacramento/Bradshaw, CA) and one multi-use property (San Diego, CA) which includes retail, office and self storage.

Through Legacy's personnel, we provide property management for all but one of our properties. Self-management enables us to more closely control leasing and management of our property. Internal property management also provides opportunities for operating efficiencies by enabling us to acquire additional properties without proportionate increases in property management expenses. Our property management program is implemented by property management and leasing professionals located in offices in San Diego, CA, Fountain Valley, CA and Fairfax, VA.

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

Real estate industry cycles heavily influence our performance as a REIT. We discuss this further in "Factors That May Affect Future Performance - Economic Performance and Value of Our Centers Depend on Many Factors" located elsewhere in this Form 10-K.

COMPETITION
We compete with a wide variety of corporate and individual real estate developers and REITs which have similar investment objectives and may have greater financial resources, larger staffs or longer operating histories than us.

We also compete with other property owners to obtain tenants for our retail shopping center properties. Our competitive advantages are primarily based on significant customer traffic generated by our national and regional tenants, competitive lease terms and relatively high occupancy rates. The closing or relocation of any anchor tenant could have a material adverse effect on the operation of a shopping center. We discuss this further in "Factors That May Affect Future Performance - Competition for Acquisition of Real Estate" located elsewhere in this Form 10-K.

SIGNIFICANT TENANTS
Our Company's eight largest tenants account for approximately 46% of total GLA and approximately 55% of our total annual minimum rent revenues. We show certain information about these tenants in the following table (dollars in thousands):

                                                               PERCENT OF        ANNUAL        PERCENT OF
                                   NUMBER      AREA UNDER       GLA UNDER       MINIMUM        TOTAL ANNUAL
TENANT                           OF LEASES    LEASE (SQ.FT)       LEASE           RENT         MINIMUM RENT
                                 ---------      ---------       ---------       ---------       ---------
Costco                                   4        618,192            15.6%      $ 8,396.3            18.2%
The Sports Authority                     8        341,217             8.6%        4,365.4             9.4%
The Home Depot                           2        214,173             5.4%        2,775.2             6.0%
AT&T Wireless                            1        156,576             4.0%        2,327.7             5.0%
Level One Communications                 1        140,369             3.5%        2,224.8             4.8%
Kmart                                    1        110,054             2.8%        2,027.2             4.4%
Marshalls                                2         87,968             2.2%        1,889.5             4.1%
PETsMART                                 6        155,785             3.9%        1,622.4             3.5%
                                 ---------      ---------       ---------       ---------       ---------
                                        25      1,824,334            46.0%      $25,628.5            55.4%
                                 =========      =========       =========       =========       =========

It is not uncommon for economic conditions, market surpluses of retail space, internet purchasing and competitive pressures to negatively impact a retail operator's financial results, especially smaller retail operators. Caldor, a large retailer, filed for Chapter XI bankruptcy protection and closed their store at our Moorestown, NJ property in March 1999. When a tenant files for bankruptcy we assess our alternatives for the potentially available space. We discuss this further in "Factors That May Affect Future Performance - Risk of Bankruptcy of Major Tenants" located elsewhere in this Form 10-K.

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

EMPLOYEES
At the close of our transaction with Legacy, Legacy took over daily management of our Company, including property management, finance and administration and our self storage business. We reimburse Legacy for these services based on our historical costs for similar expenses.

SEASONALITY
Our real estate operations generally are not subject to seasonal fluctuations.

CORPORATE HEADQUARTERS
Our headquarters are located at 17140 Bernardo Center Drive Suite 300, San Diego, CA, and we believe that our current facilities meet our expected requirements over the next 12 months. Our telephone number is (858)675-9400.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
Economic Performance and Value of Our Centers Depend on Many Factors. Real property investments are subject to varying degrees of risk. The economic performance and values of real estate can be affected by many factors, including:

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

Our Income Depends on Rental Income from Real Property. Substantially all of our income is derived from rental income from real property. Accordingly, our income and funds available for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us or if we were unable to lease a significant amount of space in our properties on economically favorable lease terms. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that we will be able to re-lease space on economically advantageous terms.

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

Reliance on Major Tenants. As of December 31, 1999, our largest tenant was Costco which accounted for approximately 18.2% of our total annual minimum rent revenue. In addition to our four properties where Costco is the major tenant, Costco warehouses are adjacent to an additional 16 of our properties. If Costco were to terminate a lease with us or a lease for space adjacent to our properties, certain of our tenants at such properties would have rights to reduce their rent or terminate their leases. In addition, tenants at such properties, including those with termination rights, could elect not to extend or renew their lease at the end of the lease term. Our financial position, results of operations and our ability to make distributions may be adversely affected by financial difficulties experienced by Costco, or any of our other major tenants, including a bankruptcy, insolvency or general downturn in business of any major tenant, or in the event any major tenant does not renew their leases as they expire.

Control by Series A Preferred Stockholders. Following the close of Legacy's exchange offer, the holders of PEI's preferred stock are entitled to elect a majority of our board of directors and to have one designee on Legacy's board of directors, until:

    -   less than two million shares of our preferred stock remain outstanding,
    - Legacy makes an offer to purchase any and all outstanding shares of our preferred stock at a cash price of $16.00 per share, and purchase all shares duly tendered and not withdrawn, or
    - our directors (1) issue any equity securities without unanimous approval of our board or (2) fail to pay dividends on our common stock in an amount equal to 100% of our taxable income or an amount necessary to maintain our status as a REIT, or in an amount equal to the excess, if any, if our funds from operations, less preferred stock dividends, over $7.5 million.

Robert E. Price and Sol Price, significant stockholders of PEI, beneficially owned as of December 31, 1999 an aggregate of approximately 9.4 million shares, or 40% of the outstanding Series A Preferred Stock distributed to stockholders in August 1998. As a result, these stockholders could effectively control the outcome of all matters submitted to our preferred stockholders for approval, including the election of a majority of our board of directors.

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

Taxation of the Company. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code), beginning with the four months ended December 31, 1997. To maintain our status as a REIT for Federal income tax purposes, we generally are required each year to distribute to our stockholders at least 95% of our taxable income. Beginning in 2001 this requirement changes to where we will be required to distribute at least 90% of our taxable income to our stockholders to maintain our status as a REIT. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain income for the calendar year and any amount of such taxable income that was not distributed in prior years. As long as we meet the requirements under the Code for qualification as a REIT each year, we will be entitled to a deduction when calculating our taxable income for dividends paid to our stockholders. For us to qualify as a REIT, however, certain detailed technical requirements must be met (including certain income, asset and stock ownership tests) under Code provisions for which, in many cases, there are only limited judicial or administrative interpretations. Although we intend to operate so that we will continue to qualify as a REIT, the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances preclude any assurance that we will so qualify in any year. For any taxable year that we fail to qualify as a REIT, we would not be entitled to a deduction for dividends paid to our stockholders in calculating our taxable income. Consequently, distributions to our stockholders would be substantially reduced and could be eliminated because of our increased tax liability. Should our qualification as a REIT terminate, we may not be able to elect to be treated as a REIT for the subsequent five-year period, which would substantially reduce and could eliminate distributions to our stockholders for the years involved.

ITEM 2 - PROPERTIES

OVERVIEW
At December 31, 1999, we owned 29 commercial real estate properties and held one property with a 20-year ground lease, in addition to land in Tucson, AZ and Temecula, CA held for future development. These properties encompass approximately 4.3 million square feet of GLA and were 94% leased. The five largest properties include 1.7 million square feet of GLA that generate annual minimum rent of $26.2 million, based on leases existing as of December 31, 1999.

Included in the properties we owned at December 31, 1999 are four self storage facilities. Two of these facilities, San Diego, CA and Azusa, CA are located on the same sites as our commercial properties. The other two self storage facilities are stand-alone properties. At year end, these facilities had 0.5 million square feet of GLA and were 96% occupied. We also have a 50% investment in a joint venture which owns a retail center in Fresno, CA.

Here is the geographic concentration of our Company's properties, excluding our joint venture in Fresno:

                                         NUMBER OF    PERCENT OF MINIMUM
        STATE                            PROPERTIES       ANNUAL RENT
                                         ----------       -----------
Northeastern States
      New York                                 2              18%
      Virginia                                 2              15%
      New Jersey                               2              11%
      Pennsylvania                             1               6%
      Massachusetts                            1               4%
      Maryland                                 1               3%
      Connecticut                              1               1%
                                         ----------       -----------
Total Northeastern                            10              58%

      California                              18              40%
      Arizona                                  2               1%
      Colorado                                 2               1%
                                         ----------       -----------
Total                                         32             100%

PROPERTY TABLE
Amounts shown for annual minimum rents are based on executed leases as of December 31, 1999. We made no allowances for contractually-based delays to commencement of rental payments. Due to the nature of real estate investments, our actual rental income may differ from amounts shown in this schedule. The following table describes our portfolio of real estate properties as of December 31, 1999. Self storage properties are shown separately from our commercial portfolio.

REAL ESTATE PORTFOLIO

                                   LEASES IN EFFECT AS OF DECEMBER 31, 1999
                                 --------------------------------------------
                                  NUMBER     GROSS                   ANNUAL                                        % OF
                                    OF      LEASABLE    PERCENT      MINIMUM                                      G.L.A.    LEASE
                                  TENANTS  AREA(SQ FT)   LEASED      RENT (1)     PRINCIPAL TENANTS              (SQ FT)   EXPIRES
                                 ---------  ---------  ---------    ---------     ------------------------------------------------
                                             (000's)                ($000's)
COMMERCIAL PROPERTIES
-----------------------------
Westbury, NY                           8       398.6        100%   $ 7,736.9      Costco                          37%       2009
                                                                                  Kmart                           28%       2013
                                                                                  Marshalls                       11%       2009
                                                                                  The Sports Authority            11%       2013
                                                                                  Borders Books                    8%       2019

Pentagon City, VA                      9       336.8        100%     6,627.3      Costco                          50%       2009
                                                                                  Marshalls                       13%       2010
                                                                                  Best Buy                        11%       2010
                                                                                  Linens'n Things                 10%       2010
                                                                                  Borders Books                   10%       2010


Sacramento/Bradshaw, CA                2       296.9        100%     4,552.4      AT&T                            53%       2006
                                                                                  Level One Communications        47%       2006

Wayne, NJ                              5       348.1         89%     4,304.5      Costco                          42%       2009
    (includes 37,000 sq. ft. of                                                   Lackland Storage                13%       2012
    vacant storage space)                                                         The Sports Authority            13%       2012
                                                                                  Nobody Beats the Wiz            11%       2002

Philadelphia, PA                      22       308.7         98%     2,964.9      The Home Depot                  37%       2009
                                                                                  Babys R Us                      13%       2006
                                                                                  AMC Theaters                    13%       2015
                                                                                  ACME Supersaver                 11%       2000

Signal Hill, CA                       14       154.8        100%     2,327.7      The Home Depot, PETsMART
Roseville, CA                         16       188.5         98%     2,334.7      The Sports Authority, Linens`n
                                                                                  Things, Ross Stores
San Diego, CA (2)                      3       443.2        100%     1,971.5      Costco, Charlotte Russe
Seekonk, MA                           11       213.6         86%     1,723.5      The Sports Authority, Circuit
                                                                                  City, Pier 1
Fountain Valley, CA                   14       119.0         92%     1,691.1      The Sports Authority, PETsMART,
                                                                                  Souplantation

Glen Burnie, MD                        9       130.6         85%     1,345.1      The Sports Authority, PETsMART,
                                                                                  Computer City, Staples
San Diego/Rancho San Diego, CA        16        93.7         95%     1,056.0      Rite Aid, Ross Stores, Petco
Inglewood, CA                          1       119.9        100%       926.7      HomeBase
San Diego/Carmel Mountain, CA          7        35.0        100%       788.3      Claim Jumper, McMillin Realty,
                                                                                  Islands
Northridge, CA                         2        22.0        100%       734.0      Barnes & Noble, Fresh Choice

New Britain, CT                        1       112.4        100%       671.1      Wal-Mart
Moorestown, NJ (leased land)           2       172.6         36%       652.9      The Sports Authority
Azusa, CA (2)                          3       121.4        100%       589.0      S&S Foods, Taco Bell, Carl's Jr.
San Juan Capistrano, CA                6        56.4        100%       537.1      PETsMART, Staples
Smithtown, NY                          1        55.6        100%       500.6      Levitz Furniture

Sacramento/Stockton, CA                2        50.2        100%       470.2      PETsMART, Office Depot
Hampton, VA                            2        45.6        100%       445.2      The Sports Authority, Commerce
                                                                                  Bank
Redwood City, CA                       2        49.4        100%       417.5      Orchard Supply (ground lease)
Tucson, AZ                             9        40.1        100%       270.7      PETsMART
Denver/Littleton, CO                   1        26.4        100%       216.1      PETsMART

Denver/Aurora, CO                      1         7.3        100%       164.3      Red Robin
San Diego/Southeast, CA                2         8.9        100%       150.4      Navy Federal C.U., Burger King
Chula Vista/Rancho del Rey, CA         1         6.7        100%        75.0      Burger King (ground lease)
                                   ------   --------   ---------   ----------
TOTAL COMMERCIAL PROPERTIES          172     3,962.4         94%   $46,244.7
                                   ======   =========  =========   ==========

(1) Annual Minimum Rent does not include percentage rents, expense reimbursements, revenue from month-to-month leases, or rents expiring in 2000
(2)  Price Self Storage is also located at this property.

                                      AS OF DECEMBER 31, 1999
                                  -------------------------------
                                  GROSS LEASEABLE     PERCENT
                                    AREA (SQ FT)      LEASED
                                  -----------------  ------------
                                      (000'S)
SELF STORAGE PROPERTIES
-----------------------------
San Diego/Murphy Canyon, CA             243.2           99%
San Diego, CA (3)                        89.6           99%
Azusa, CA                                84.3           98%
Solana Beach, CA (4)                     59.4           75%
                                  ------------   ----------------
TOTAL SELF STORAGE PROPERTIES           476.5           96%
                                  ==============   ==============

(3) GLA of this facility is also included in GLA for the San Diego, CA commercial property location listed above.
(4)  Expansion of this facility is currently under development.

The annual gross potential rent for the four operating self storage facilities is $5.9 million. Gross potential rent equals the GLA times the average rent per square foot.


PENDING REAL ESTATE TRANSACTIONS
Since December 31, 1999 we executed five leases for approximately 11,000 square feet of GLA. These new leases will generate $159,000 in annual minimum rents. We also executed a lease with Legacy in connection with the purchase of an office building from them in February 2000, which will generate $450,000 in annual minimum rents. The development costs necessary to provide appropriate facilities for these signed leases is estimated to be approximately $18,000. We are also currently in negotiations to purchase additional commercial properties as well as evaluating various properties for acquisition.


ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during 1999.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers at the date of this report are:

NAME                                          AGE    TITLE
----                                          ---    -----
Gary B. Sabin ...........................      45    President and Chief Executive Officer

Richard B. Muir .........................      44    Executive Vice President, Chief Operating Officer

Kelly D. Burt ...........................      42    Executive Vice President - Development

S. Eric Ottesen .........................      44    Senior Vice President, General Counsel and
                                                     Secretary

James Y. Nakagawa .......................      34    Chief Financial Officer

Graham R. Bullick, Ph.D. ..                    49    Senior Vice President - Capital Markets

Mark T. Burton ..........................      39    Senior Vice President - Acquisitions

John A. Visconsi ........................      55    Senior Vice President - Leasing/Asset Management

Gary B. Sabin has served as President and Chief Executive Officer and a Director of our Company since November 1999. Mr. Sabin also has served as Chairman of the Board of Directors, President and Chief Executive Officer of Legacy since its formation. Mr. Sabin served as Director and President of New Plan Excel from September 1998 to April 1999 and as Chairman, President and Chief Executive Officer of Excel Realty Trust from January 1989 to September 1998. In addition, Mr. Sabin has served as Chief Executive Officer of various companies since his founding of Excel Realty Trust's predecessor company and its affiliates starting in 1977. He has been active for over 20 years in diverse aspects of the real estate industry, including the evaluation and negotiation of real estate acquisitions, management, financing and dispositions.

Richard B. Muir has served as Executive Vice President, Chief Operating Officer, and a Director of our Company since November 1999. Mr. Muir has served as Director, Executive Vice President and Secretary of Legacy since its formation and has served as Legacy's Chief Operating Officer since November 1999. Mr. Muir served as a Director, Executive Vice President and Co-Chief Operating Officer of New Plan Excel from September 1998 to April 1999 and served as Director, Executive Vice President and Secretary of Excel Realty Trust from January 1989 to September 1998. In addition, Mr. Muir served as an officer and director of various affiliates of Excel Realty Trust since

1978, primarily in administrative and executive capacities, including direct involvement in and supervision of asset acquisitions, management, financing and dispositions.

Kelly D. Burt has served as Executive Vice President - Development of our Company since November 1999 and in the same position with Legacy since May 1998. From 1992 to May 1998, Mr. Burt served as President and founder of TenantFirst, a real estate development company in San Diego, CA that was acquired by Legacy in May 1998. From 1984 to 1992, Mr. Burt was an Industrial/Office Partner at the San Diego division of Trammell Crow Company, a real estate development company headquartered in Dallas, TX.

S. Eric Ottesen has served as Senior Vice President, General Counsel and Secretary of our Company since November 1999. Mr. Ottesen also has served as Senior Vice President, General Counsel and Assistant Secretary of Legacy since its formation. Mr. Ottesen served as Senior Vice President - Legal Affairs and Secretary of New Plan Excel from September 1998 to April 1999. Mr. Ottesen served as Senior Vice President, General Counsel and Assistant Secretary of Excel Realty Trust from September 1996 to September 1998. From 1987 to 1995, Mr. Ottesen was a senior partner in a San Diego law firm.

James Y. Nakagawa has served as Chief Financial Officer of our Company since November 1999. Mr. Nakagawa also has served as Chief Financial Officer and Treasurer of Legacy since October 1998. From March 1998 to October 1998, Mr. Nakagawa served as Controller of Legacy. Mr. Nakagawa served as Controller of Excel Realty Trust and then New Plan Excel from September 1994 to April 1999. Prior to joining Excel Realty Trust, Mr. Nakagawa was a manager at Coopers & Lybrand LLP. Mr. Nakagawa is a certified public accountant.

Graham R. Bullick, Ph.D., has served as Senior Vice President - Capital Markets of our Company since November 1999 and in the same position with Legacy since its formation. Mr. Bullick served as Senior Vice President - Capital Markets of Excel Realty Trust and then New Plan Excel from January 1991 to April 1999. Previously, Mr. Bullick was associated with Excel Realty Trust as a Director from 1991 to 1992. From 1985 to 1991, Mr. Bullick served as Vice President and Chief Operations Officer for a real estate investment firm, where his responsibilities included acquisition and financing of investment real estate projects.

Mark T. Burton has served as Senior Vice President - Acquisitions of our Company since November 1999 and in the same position with Legacy since its formation. Mr. Burton served as Senior Vice President - Acquisitions with Excel Realty Trust and then New Plan Excel from October 1995 to April 1999. He also served as a Vice President of Excel

Realty Trust from January 1989 to October 1995. Mr. Burton was associated with Excel Realty Trust and its affiliates beginning in 1983, primarily in the evaluation and selection of property acquisitions.

John A. Visconsi has served as Senior Vice President - Leasing/Asset Management of our Company since November 1999 and in the same position with Legacy since May 1999. Mr. Visconsi served as Vice President - Leasing with Excel Realty Trust and then New Plan Excel from January 1995 to April 1999. He also served as Senior Vice President of our Company from January 1994 to March 1995. From 1981 to 1994, Mr. Visconsi was Director of Leasing and Land Development of Ernest W. Hahn, Inc.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICES Our common stock trades on The Nasdaq Stock Market(R) under the symbol PREN. On August 17, 1998 we distributed one share of 8 3/4% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for every one share of common stock owned by our stockholders on July 30, 1998. The Series A Preferred Stock began trading on August 18, 1998 under the symbol PRENP. The table below provides the high and low sales prices of our common stock and preferred stock for the period indicated, as reported by The Nasdaq Stock Market(R).

                                               COMMON STOCK               PREFERRED STOCK
                                           --------------------        ---------------------
                                            HIGH           LOW          HIGH          LOW
                                           ------         -----        ------        -------
Calendar Year --- 1997
    First Quarter                          19            16 3/4
    Second Quarter                         19 5/8        17 3/8
    Third Quarter                          23            17 5/8
    Fourth Quarter                         19 3/8        17 1/8

Calendar Year --- 1998
    First Quarter                          20 1/4        18
    Second Quarter                         19 1/2        17 3/8
    Third Quarter                          19 1/4         2 1/4        15            12 7/8
    Fourth Quarter                         6 7/32         4 1/4        14 1/4        13

Calendar Year --- 1999
    First Quarter                          6              4 11/32      15 1/8        13 1/2
    Second Quarter                         8              4 7/8        15 1/2        14 5/16
    Third Quarter                          8              7 1/4        16 1/4        14 5/8
    Fourth Quarter                         8 3/8          6 13/32      15 11/16      13 3/4

Calendar Year --- 2000
    First Quarter (through 3/21/00)        7 5/8          7 1/16       14 5/8        13 1/4

On March 21, 2000, the last reported sales price per share of the common stock was $7.19, and we had approximately 250 common stockholders of record plus those who hold their shares in street name.

In October 1998, we completed a tender offer and purchased approximately 10.5 million shares of our common stock for $5.50 per share totaling $57.6 million. We now have approximately 13.3 million shares of common stock outstanding, including 12.2 million shares held by Legacy as a result of Legacy's exchange offer which was completed in November 1999.

In August 1997 we completed our spin-off distribution of one share of common stock of PriceSmart for every four shares of our Company's common stock held of record. PriceSmart began separate trading on The Nasdaq Stock Market(R) on September 2, 1997.

DIVIDENDS
We intend to distribute at least 95% of our taxable earnings to maintain our qualification as a REIT.

During 1999, we declared and paid four quarterly dividends of $0.35 on each share of Series A Preferred Stock for a total of $1.40 per share or $33.3 million. Prior to the distribution of Series A Preferred Stock, we paid dividends on our common stock. Beginning with our November 1998 dividend payment, dividends of $1.40 per year are now paid on the Series A Preferred Stock. Any dividends required to be paid in excess of $1.40 will be paid to our common stockholders.

During 1998, we declared and paid three quarterly dividends of $0.35 on each common share and one quarterly dividend of $0.35 on each share of Series A Preferred Stock for a total of $1.40 per share or $33.3 million.

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


ITEM 6 - SELECTED FINANCIAL DATA

The following selected data should be read in conjunction with our financial statements located elsewhere in this Form 10-K and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." (amounts in thousands, except per share data)

                                                                          FOUR MONTHS ENDED
                                            YEAR ENDED DECEMBER 31           DECEMBER 31             YEAR ENDED AUGUST 31
                                       --------------- --------------    ------------------    --------------------------------
                                         1999        1998      1997        1997      1996        1997        1996        1995
                                       --------    -------   --------    -------   --------    --------    --------    --------
Selected Income Statement Data
    Rental revenues                    $ 66,667    $62,485   $ 56,067    $18,170   $ 18,941    $ 56,838    $ 56,221    $ 51,897
    Operating income (loss)              35,143     31,393     23,289      9,045      8,178      22,422       5,829      16,635
    Income (loss) from
        continuing operations            32,671     29,429     29,003     17,508      7,590      19,085       8,340      13,297
    Discontinued operations                  --         --     (1,625)        --     (3,235)     (4,860)     (8,250)    (12,751)
    Net income                           32,671     29,429     27,378     17,508      4,355      14,225          90         546
    Net income (loss) per share
        from continuing operations -
        basic                              (.05)       .97       1.23        .74        .33         .82         .36         .53
    Cash dividends per share               1.40       1.40       1.25        .35        .30        1.20          --         .08


                                                   AS OF DECEMBER 31                 AS OF AUGUST 31
                                           ------------------------------   ------------------------------
                                             1999       1998       1997       1997       1996       1995
                                           --------   --------   --------   --------   --------   --------
Selected Balance Sheet Data
    Real estate assets, net                $550,869   $418,507   $353,056   $337,139   $337,098   $330,443
    Total assets                            562,558    457,352    408,478    403,757    540,325    555,994
    Long-term debt                               --         --         --         --         --     15,425
    Stockholders' equity                    461,260    344,811    406,624    396,476    532,899    532,085

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
In Management's Discussion and Analysis of Financial Conditions and Results of Operations we explain our general financial condition and results of operations including:

    -   results of operations
    -   why revenues, costs and earnings changed from the prior period
    -   funds from operations (FFO)
    - how we used cash for capital projects and dividends during 1997 through 1999 and how we expect to use cash in 2000
    - where we plan on obtaining cash for future dividend payments and future capital expenditures
    -   impact of year 2000 technology issues on our operations

Because of Legacy's exchange offer for our common stock, we report operating results for the year ended December 31, 1999 divided between the periods of January 1, 1999 to November 11, 1999 and November 12, 1999 to December 31, 1999, due to a new basis of accounting as required by generally accepted accounting principles. For purposes of this discussion however, we combined these two periods of 1999 to make an equivalent twelve month period in order to compare operating results with the year ended December 31, 1998.

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

As you read Management's Discussion and Analysis, it may be helpful to refer to our financial statements and accompanying notes beginning on page 31. In Management's Discussion and Analysis we explain the changes in specific line items in the statements of operations. Where changes are due to more than one reason, we list the reasons in order of importance.


RENTAL REVENUES

                                                             RENTAL                       PERCENT
                                                            REVENUES        CHANGE         CHANGE
                                                          -----------      --------       --------
         1999 - Year ended December 31                       $66,667        $4,182           7%
         1998 - Year ended December 31                        62,485           ---         ---

         1998 - Year ended December 31                        62,485         6,418          11%
         1997 - Year ended December 31                        56,067           ---         ---
                 (unaudited)

Revenues increased $4.2 million to $66.7 million in 1999 compared to 1998 because:

    - properties we acquired after the first quarter of 1998 generated $4.3 million of additional revenues
    - expansion of our self storage business provided an additional $2.1 million of revenues
    - revenues from properties we owned in both 1998 and 1999 increased $0.8 million
    -   partially offsetting these increases were:

        - revenues from two properties which we sold in the second quarter of 1999, which contributed $2.1 million of revenues in the prior year and
        - a reduction in revenues of $0.8 million due to the Caldors bankruptcy, a former tenant at our Moorestown, NJ location

The impact in 1999 of our new accounting basis for the straight-line accrual of future rental income, due to Legacy's exchange offer for our common stock, was not material.

Revenues increased $6.4 million to $62.5 million in 1998 compared to 1997 because:



    - properties we acquired at the end of 1997 and in 1998 generated $6.5 million of revenues in 1998

    - expansion of our self storage business provided an additional $1.7 million of revenue
    - revenues from properties we owned in both 1997 and 1998 generated an additional $0.3 million from new leases generating revenues
    - revenues from properties sold or transferred to PriceSmart in the distribution contributed $2.0 million of revenues in the prior year
    - revenues of $0.8 million were lost from the Homeplace bankruptcy, a former tenant at our Dallas, TX location

EXPENSES

                                                              PERCENT
                                    AMOUNT        CHANGE      CHANGE
                                    -------       -------     -------
1999 - Year ended December 31       $31,524       $   432        1%
1998 - Year ended December 31        31,092            --        --

1998 - Year ended December 31        31,092        (1,686)       -5%
1997 - Year ended December 31        32,778            --        --
        (unaudited)

Expenses increased $0.4 million to $31.5 million in 1999 compared to 1998 primarily because:



    - properties we acquired after the first quarter of 1998 increased expenses $0.6 million
    -   expansion of our self storage business increased expenses $1.1 million
    -   these increases in expenses were partially offset by:
        - properties we sold in the second quarter of 1999 which reduced expenses by $1.6 million and
        - by the reduction of bad debt expense of $0.7 million resulting in part from recovery of amounts previously written off related to the Bradlee's bankruptcy, a former tenant at our Seekonk, MA property

The impact in 1999 of our new accounting basis for real estate asset depreciation, due to Legacy's exchange offer for our common stock, was not material.

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

OPERATING INCOME

                                                                PERCENT
                                    AMOUNT        CHANGE        CHANGE
                                    -------       -------       -------
1999 - Year ended December 31       $35,143       $ 3,750            12%
1998 - Year ended December 31        31,393            --            --

1998 - Year ended December 31        31,393         8,104            35%
1997 - Year ended December 31        23,289            --            --
        (unaudited)

Operating income increased for 1999 and 1998 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.


INTEREST EXPENSE

                                                              PERCENT
                                    AMOUNT       CHANGE       CHANGE
                                    ------       ------       ------
1999 - Year ended December 31       $5,874       $3,063          109%
1998 - Year ended December 31        2,811           --           --

1998 - Year ended December 31        2,811        2,789       12,677%
1997 - Year ended December 31           22           --           --
        (unaudited)

During 1999, interest expense increased $3.1 million because:

    - we recorded $6.3 million in interest expense related to our unsecured revolving credit facilities because our average debt outstanding in 1999 was $90.0 million compared to $21.5 million in 1998, which relates primarily to the borrowing of $57.6 million for our common stock repurchase in November 1998
    - we recorded $0.8 million in interest expense related to the note payable associated with our San Diego/Murphy Canyon, CA self storage facility purchase
    - we capitalized $1.2 million of this $7.1 million interest incurred to real estate assets

During 1998, interest expense increased $2.8 million because:

    - we recorded $2.6 million in interest expense related to our unsecured revolving credit facilities because our average debt outstanding in 1998 was $21.5 million and we had no debt in 1997
    - we recorded $0.5 million in interest expense related to the note payable associated with our San Diego/Murphy Canyon, CA self storage facility purchase
    - we capitalized $0.3 million of this $3.1 million interest incurred to real estate assets

We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-K.

INTEREST INCOME

                                                                 PERCENT
                                     AMOUNT        CHANGE        CHANGE
                                    -------       -------        -------
1999 - Year ended December 31       $   504       $  (159)          -24%
1998 - Year ended December 31           663            --             --

1998 - Year ended December 31           663        (5,610)          -89%
1997 - Year ended December 31         6,273            --             --
        (unaudited)

Interest income decreased $0.2 million to $0.5 million in 1999 compared to 1998 primarily because of lower cash balances in 1999 and we used available cash and began borrowing in the second quarter of 1998 to fund acquisitions.

Interest income decreased $5.6 million to $0.7 million in 1998 compared to 1997 primarily because:

    - we received full payment for a $41.2 million interest bearing note receivable in 1997
    - we transferred previously invested cash and other interest bearing notes receivable to PriceSmart in August 1997
    -   we used previously invested cash for acquiring and developing properties

GAIN (LOSS) ON SALE OF REAL ESTATE AND INVESTMENTS (net)

                                                                PERCENT
                                    AMOUNT         CHANGE       CHANGE
                                    -------        -------      ------
1999 - Year ended December 31       $ 4,717        $ 4,533       2464%
1998 - Year ended December 31           184             --         --

1998 - Year ended December 31           184            362        203%
1997 - Year ended December 31          (178)            --         --
        (unaudited)

During 1999 we sold the following properties for a gain of $4.7 million:

              LOCATION                   DESCRIPTION                 DATE        SALES PRICE        GAIN
         -------------------    ------------------------------    -----------    ------------    -----------
         Buffalo, NY            Retail Building (vacant)            4/1/99          $  6,100         $1,333
         Dallas, TX             Shopping Center                    4/22/99            26,400          3,384

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


PROVISION FOR INCOME TAXES

We have no income tax expense for 1999 and 1998 because of our REIT status. Before we became a REIT in September 1997 we recorded income taxes at an effective tax rate of 41%. We recorded an income tax benefit of $7.6 million in the year ended December 31, 1997 that offset the tax expense recorded. The tax benefit related to a previously recorded income tax liability that was presumed no longer payable because of our conversion to a REIT as well as income tax refunds receivable related to Federal tax net operating loss carrybacks.


MERGER RELATED COSTS

In connection with the completion of Legacy's exchange offer in November 1999, we expensed $1.8 million as follows:

                                         AMOUNT
                                         ------
Vesting of preferred stock options       $  934
Accounting and legal                        327
Other                                       558
                                         ------
                                         $1,819
                                         ======

Because our transaction with Legacy resulted in a change of control in our Company, we expensed $0.9 million related to the vesting of preferred stock options as required by generally accepted accounting principles.

DISCONTINUED OPERATIONS

Due to the PriceSmart distribution in August 1997, there were no discontinued operations in 1999 and 1998. The discontinued merchandising segment was transferred to PriceSmart in the Distribution.


FUNDS FROM OPERATIONS

                                                         YEAR ENDED DECEMBER 31
                                                -----------------------------------------
                                                    1999          1998          1997
                                                ------------- ------------- -------------
Income before provision for income taxes            $32,671       $29,429       $29,362
Depreciation and amortization                        11,825        12,471         9,887
Provision for asset impairments                         ---           ---         2,000
(Gain) loss on sale of real estate and
         investments, net                            (4,717)          ---           179
Other                                                   ---           509           ---
                                                ------------- ------------- -------------
         Funds from operations                       39,779        42,409        41,428
Straight-line rents                                  (2,498)       (2,654)       (2,305)
                                                ------------- ------------- -------------
         Adjusted funds from operations             $37,281       $39,755       $39,123
                                                ============= ============= =============

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

FFO during 1999 decreased 6% to $37.3 million compared to 1998 because:

    - interest expense increased $3.1 million, which relates directly to the borrowing of $57.6 million for our common stock repurchase in November 1998
    - we expensed $1.8 million in merger costs related to our transaction with Legacy
    - two properties we sold in the second quarter of 1999 reduced FFO $1.5 million
    - Caldors, a former bankrupt tenant at our Moorestown, NJ location reduced FFO $0.8 million

    -   these increases in expenses were partially offset by:
    -   properties we acquired in 1998 which increased FFO $3.6 million
    - expansion of our self storage business which increased FFO $1.0 million excluding intercompany rent

The impact on FFO in 1999 of our new accounting basis due to Legacy's exchange offer for our common stock was not material.

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

We continue to evaluate various properties for acquisition or development. We purchased two retail properties and one office property from Legacy in February 2000 for $28.5 million. In conjunction with these purchases, we assumed two long-term mortgages secured by the two retail properties totaling $7.3 million and one construction loan for $11.0 million related to the office property. We funded these purchases through advances on our revolving line of credit. To the extent that investment opportunities exceed available cash flow from the sources mentioned above, we may raise additional capital through bank credit facilities and/or secured mortgage financing.

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We sold two properties from our portfolio for $32.5 million during the second quarter of 1999. We are also contemplating selling certain other properties. We may also participate in like-kind property exchanges which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. These sales may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies.

In December 1998 we obtained a $100 million unsecured credit facility from Wells Fargo Bank, AmSouth Bank and Bank One. This facility has a three-year term with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. At December 31, 1999, there was $88.4 million outstanding on the Wells Fargo facility at a 7.85% interest rate. In February 2000 we increased our unsecured credit facility to $125 million. The participating banks are now Wells Fargo Bank, AmSouth Bank, Bank One and Fleet BankBoston. The facility's interest rate is now LIBOR plus 140 basis points.

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

In August 1998 we distributed to stockholders of record one share of newly created Series A Preferred Stock, par value $.0001, for each share of common stock held by them on the record date. We raised no capital through this transaction. The Series A Preferred Stock pays quarterly dividends totaling $1.40 per year with a $16.00 per share liquidation preference. Prior to the distribution of Series A Preferred Stock, we paid dividends on our common stock. Dividends of $1.40 will be paid on the Series A Preferred Stock and any dividends paid in excess of $1.40, will be paid to our common stockholders. We have the right to redeem the Series A Preferred Stock after August 16, 2003 or after a change of control of our Company, which occurred with Legacy's completion of their exchange offer for our common stock, at a redemption price of $16.00 per share plus accrued and unpaid dividends, if any.

YEAR 2000

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In 1999, we completed upgrading our existing computer software and information technology and testing of our systems. As a result of our planning and implementation efforts, we experienced no significant disruptions in information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. We spent approximately $220,000 in connection with upgrading our information technology systems. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems or the products and services of third parties. We will continue to monitor our computer systems throughout the year 2000 to ensure that we address any unknown Year 2000 issues that may arise in a prompt manner.


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

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments at December 31, 1999.

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

We had $88.4 million in variable rate debt outstanding at December 31, 1999. Based upon these year-end debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.7 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             PRICE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                                          PREDECESSOR
                                                                                                           ----------
                                                                                          DECEMBER 31      DECEMBER 31
                                                                                             1999             1998
                                                                                          ----------       ----------
         Real estate assets
            Land and land improvements                                                     $ 248,177        $ 210,839
            Building and improvements                                                        293,686          260,709
            Fixtures and equipment                                                               394              581
            Construction in progress                                                           9,942            3,744
                                                                                           ---------        ---------
                                                                                             552,199          475,873
            Less accumulated depreciation                                                     (1,330)         (57,366)
                                                                                           ---------        ---------
                                                                                             550,869          418,507

         Investment in real estate joint venture                                               4,338            4,050
         Cash and cash equivalents                                                             2,145            3,691
         Accounts receivable                                                                     697            2,699
         Income tax receivable                                                                 3,171            7,615
         Deferred rents                                                                          571           14,921
         Other assets                                                                            767            5,869
                                                                                           ---------        ---------
         Total assets                                                                      $ 562,558        $ 457,352
                                                                                           =========        =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

         Liabilities
            Revolving lines of credit and note payable                                     $  97,241        $ 108,023
            Accounts payable and other liabilities                                             4,057            4,518
                                                                                           ---------        ---------
                  Total liabilities                                                          101,298          112,541

         Commitments

         Stockholders' equity
            Series A preferred stock, cumulative, redeemable, $.0001 par value,
              26,000,000 shares authorized, 23,759,456 and 23,758,801 shares issued and
              outstanding                                                                    353,404          353,404
            Common stock, $.0001 par value, 74,000,000 shares authorized, 13,309,006
              and 13,293,456 shares issued and outstanding                                         1                1

            Additional paid-in capital                                                       111,670              929
            Accumulated deficit                                                               (3,815)          (9,523)
                                                                                           ---------        ---------
                  Total stockholders' equity                                                 461,260          344,811
                                                                                           ---------        ---------
         Total liabilities and stockholders' equity                                        $ 562,558        $ 457,352
                                                                                           =========        =========

        See accompanying notes.

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             PREDECESSOR
                                                                   --------------------------------------------------------------
                                                      PERIOD FROM  PERIOD FROM
                                                      NOVEMBER 12   JANUARY 1
                                                        THROUGH      THROUGH    YEAR ENDED       FOUR MONTHS           YEAR ENDED
                                                      DECEMBER 31  NOVEMBER 11  DECEMBER 31    ENDED DECEMBER 31        AUGUST 31
                                                      -----------  -----------  -----------   ---------------------   -----------
                                                         1999         1999         1998         1997         1996         1997
                                                      -----------  -----------  -----------   --------     --------   -----------
                                                                                                          (unaudited)
Rental revenues                                        $  9,251     $ 57,416     $ 62,485     $ 18,170     $ 18,941     $ 56,838

Expenses
   Operating and maintenance                                962        7,307        7,616        2,392        3,037        9,105
   Property taxes                                         1,412        7,252        8,025        2,361        2,789        7,882
   Depreciation and amortization                          1,086       10,739       12,471        3,326        3,299        9,860
   General and administrative                               268        2,498        2,980        1,046        1,638        5,569
   Provision for asset impairments                           --           --           --           --           --        2,000
                                                       --------     --------     --------     --------     --------     --------
         Total expenses                                   3,728       27,796       31,092        9,125       10,763       34,416
                                                       --------     --------     --------     --------     --------     --------

Operating income                                          5,523       29,620       31,393        9,045        8,178       22,422

Interest and other
   Interest expense                                        (848)      (5,026)      (2,811)          --         (158)        (180)
   Interest income                                           22          482          663          833        2,773        8,213
   Merger related costs                                      --       (1,819)          --           --           --           --
                                                       --------     --------     --------     --------     --------     --------
         Total interest and other                          (826)      (6,363)      (2,148)         833        2,615        8,033
                                                       --------     --------     --------     --------     --------     --------

Income before gain on sale of real estate and
   investment net                                         4,697       23,257       29,245       9,878        10,793       30,455

   Gain on sale of real estate and investments, net          --        4,717          184           --        2,071        1,893
                                                       --------     --------     --------     --------     --------     --------

Income before provision (benefit) for income taxes        4,697       27,974       29,429        9,878       12,864       32,348

Provision (benefit) for income taxes                         --           --           --       (7,630)       5,274       13,263
                                                       --------     --------     --------     --------     --------     --------

Income from continuing operations                         4,697       27,974       29,429       17,508        7,590       19,085

Discontinued operations (Note 2):
   Net loss from operations of discontinued
     merchandising segment (less applicable benefit
     for income taxes of  $2,248 and $3,379                  --           --           --           --       (3,235)      (4,860)
     respectively)
                                                       --------     --------     --------     --------     --------     --------
Net income                                                4,697       27,974       29,429       17,508        4,355       14,225

Dividends paid to preferred stockholders                     --      (33,263)      (8,316)          --           --           --
                                                       --------     --------     --------     --------     --------     --------

Net income (loss) applicable to common stockholders    $  4,697     $ (5,289)    $ 21,113     $ 17,508     $  4,355     $ 14,225
                                                       ========     ========     ========     ========     ========     ========

Earnings per common share - basic
     Income from continuing operations                 $    .35     $   (.40)    $    .97     $    .74     $    .33     $    .82
     Net income                                        $    .35     $   (.40)    $    .97     $    .74     $    .19     $    .61

Earnings per common share - assuming dilution
     Income from continuing operations                 $    .35     $   (.40)    $    .96     $    .73     $    .32     $    .82
     Net Income                                        $    .35     $   (.40)    $    .96     $    .73     $    .18     $    .61

         See accompanying notes.

                             PRICE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           ADDITIONAL
                                                 PREFERRED STOCK         COMMON STOCK        PAID-IN   ACCUMULATED
                                               SHARES      AMOUNT     SHARES      AMOUNT     CAPITAL     DEFICIT      TOTAL
                                              ---------  ---------  ---------   ---------   ---------   ---------   ---------
Balance at August 31, 1996                           --  $      --     23,290   $       2   $ 534,004   $  (1,107)  $ 532,899

    Net income                                       --         --         --          --          --      14,225      14,225
    Stock options exercised including income
    tax benefits                                     --         --        343          --       5,429          --       5,429
    Cash dividends, $1.20 per share                  --         --         --          --          --     (28,037)    (28,037)
    Special dividend - Distribution of
        PriceSmart                                   --         --         --          --    (128,040)         --    (128,040)
                                              ---------  ---------  ---------   ---------   ---------   ---------   ---------

Balance at August 31, 1997                           --         --     23,633           2     411,393     (14,919)    396,476

    Net income                                       --         --         --          --          --      17,508      17,508
    Stock options exercised                          --         --         98          --         928          --         928
    Cash dividend, $.35 per share                    --         --         --          --          --      (8,288)     (8,288)
                                              ---------  ---------  ---------   ---------   ---------   ---------   ---------

Balance at December 31, 1997                         --         --     23,731           2     412,321      (5,699)    406,624

    Net income                                       --         --         --          --          --      29,429      29,429
    Stock options exercised and stock grants         --         --         37          --         350          --         350
    Adjustment to special dividend -
    Distribution of PriceSmart                       --         --         --          --        (550)         --        (550)
    Cash dividends (1)                               --         --         --          --          --     (33,253)    (33,253)
    Distribution of 8_% Series A Preferred
    Stock                                        23,759    353,404         --          --    (353,404)         --          --
    Shares repurchased, including costs              --         --    (10,475)         (1)    (57,788)         --     (57,789)
                                              ---------  ---------  ---------   ---------   ---------   ---------   ---------

Balance at December 31, 1998                     23,759    353,404     13,293           1         929      (9,523)    344,811

    Net income                                       --         --         --          --          --      27,974      27,974
    Stock options exercised and stock grants         --         --         16          --         114          --         114
    Vesting preferred stock options due to
    merger                                           --         --         --          --         934          --         934
    Cash dividends                                   --         --         --          --          --     (33,263)    (33,263)
                                              ---------  ---------  ---------   ---------   ---------   ---------   ---------

BALANCE AT NOVEMBER 11, 1999                     23,759    353,404     13,309           1       1,977     (14,812)    340,570

    Net income                                       --         --         --          --          --       4,697       4,697
    Purchase accounting adjustment                   --         --         --          --     109,693       6,300     115,993
                                              ---------  ---------  ---------   ---------   ---------   ---------   ---------

BALANCE AT DECEMBER 31, 1999                     23,759  $ 353,404     13,309   $       1   $ 111,670   $  (3,815)  $ 461,260
                                              =========  =========  =========   =========   =========   =========   =========

See accompanying notes.

    (1) $1.05 per share of common stock and $.35 per share of preferred stock

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            PREDECESSOR
                                                                     ----------------------------------------------------------
                                                        PERIOD FROM  PERIOD FROM
                                                         NOVEMBER 12  JANUARY 1
                                                           THROUGH     THROUGH   YEAR ENDED        FOUR MONTHS       YEAR ENDED
                                                         DECEMBER 31 NOVEMBER 11 DECEMBER 31    ENDED DECEMBER 31     AUGUST 31
                                                          ---------  ----------   ---------   ---------   ---------   ---------
                                                            1999        1999         1998        1997       1996        1997
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                                                                         (unaudited)
Operating activities
Net income                                                $   4,697   $  27,974   $  29,429   $  17,508   $   4,355   $  14,225
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                           1,086      10,739      12,471       3,326       3,299       9,860
      Deferred rents                                           (571)     (1,757)     (2,521)       (590)     (1,024)     (2,406)
      Gain on sale of real estate and investments, net           --      (4,717)       (184)         --      (2,071)     (1,893)
      Merger related costs                                       --       1,440
      Deferred income taxes                                      --          --          --      (6,660)      4,267      15,894
      Provision for asset impairments                            --          --          --          --          --       2,000
   Changes in operating assets and liabilities:
      Accounts receivable and other assets                      645       5,036      (1,432)     (1,548)       (406)     (4,417)
      Accounts payable and other liabilities                    774      (1,686)      2,664       1,233        (685)     (1,123)
      Net assets of discontinued segment                         --          --          --          --       3,112       4,495
                                                          ---------   ---------   ---------   ---------   ---------   ---------
   Net cash flows provided by operating activities            6,631      37,029      40,427      13,269      10,847      36,635

Investing activities
      Additions to real estate assets                        (1,511)    (29,707)    (70,648)    (18,906)       (919)     (2,720)
      Proceeds from sale of real estate assets                   --      30,385       2,571          --      13,234      29,279
      Contributions to real estate joint venture                (78)       (364)     (4,050)         --          --          --
      Additions to notes receivable                              --          --          --          --          --        (200)
      Payments of notes receivable                               --          --          --          --       4,450      50,526
      Net investing activities of discontinued segment           --          --          --          --        (677)     (7,987)
                                                          ---------   ---------   ---------   ---------   ---------   ---------
   Net cash flows (used in) provided by investing
      activities                                             (1,589)        314     (72,127)    (18,906)     16,088      68,898

Financing activities
      Advances from revolving lines of credit                 6,000      81,900     181,213          --          --          --
      Repayments from revolving lines of credit and note
       payable                                               (2,012)    (96,670)    (82,133)         --          --          --
      Dividends paid                                         (8,316)    (24,947)    (33,253)     (8,288)     (6,988)    (28,037)
      Proceeds from exercise of stock options including
       tax benefits                                              --         114         350         928         426       5,429
      Purchase of common stock                                   --          --     (57,789)         --          --          --
      Cash transferred to PriceSmart                             --          --          --          --          --     (58,383)
                                                          ---------   ---------   ---------   ---------   ---------   ---------
   Net cash flows (used in) provided by financing
      activities                                             (4,328)    (39,603)      8,388      (7,360)     (6,562)    (80,991)
                                                          ---------   ---------   ---------   ---------   ---------   ---------

      Net increase (decrease) in cash                           714      (2,260)    (23,312)    (12,997)     20,373      24,542

Cash and cash equivalents at beginning of period              1,431       3,691      27,003      40,000      15,458      15,458
                                                          ---------   ---------   ---------   ---------   ---------   ---------

Cash and cash equivalents at end of period                $   2,145   $   1,431   $   3,691   $  27,003   $  35,831   $  40,000
                                                          =========   =========   =========   =========   =========   =========

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         PREDECESSOR
                                                              -------------------------------------------------------------
                                               PERIOD FROM    PERIOD FROM
                                               NOVEMBER 12     JANUARY 1
                                                 THROUGH       THROUGH     YEAR ENDED        FOUR MONTHS         YEAR ENDED
                                               DECEMBER 31    NOVEMBER 11  DECEMBER 31     ENDED DECEMBER 31      AUGUST 31
                                                ---------      ---------    ---------   ----------------------    ---------
                                                  1999           1999         1998        1997         1996         1997
                                                ---------      ---------    ---------   ---------    ---------    ---------
Supplemental disclosure:
      Cash paid for interest                    $     566      $   5,777    $   2,252   $      --    $     150    $     150
      Net (refunds received) cash
      paid for income taxes                            --         (3,087)          25      (1,061)      (2,723)        (717)
Supplemental schedule of noncash
      operating and financing activities:
      Purchase accounting adjustment              115,993             --           --          --           --           --
      Assumption of note payable to acquire
      real estate
         assets                                        --             --        8,943          --           --           --
      Adjustment to special dividend -
        distribution of PriceSmart                     --             --          550          --           --           --

See accompanying notes

                             PRICE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND ACQUISITION
Price Enterprises, Inc. (PEI) operates as a real estate investment trust (REIT) incorporated in the state of Maryland. Our principle business is to own, acquire, operate, manage and lease real property, primarily shopping centers. We became a REIT in September 1997 after we spun-off our merchandising segment and certain other assets to PriceSmart, Inc.

On June 2, 1999, Excel Legacy Corporation (Legacy) and PEI jointly announced that they entered into an agreement regarding Legacy's acquisition of the outstanding common stock of our Company. This announcement followed the May 12, 1999 announcement of an earlier agreement between Legacy and Sol Price, as trustee of certain trusts, and other stockholders of our Company.

On November 12, 1999 Legacy completed its exchange offer for our common stock. In the exchange offer, Legacy acquired approximately 91.3% of our common stock, which represents approximately 77.5% of PEI's voting power. PEI stockholders who tendered their shares of PEI common stock in the exchange offer received from Legacy a total of $8.50 consisting of $4.25 in cash, $2.75 in principal amount of Legacy's 9.0% Convertible Redeemable Subordinated Secured Debentures due 2004 and $1.50 in principal amount of Legacy's 10.0% Senior Redeemable Secured Notes due 2004 for each share of PEI common stock.

In accounting for this transaction, we followed Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No.16), which requires we treat this transaction as a purchase. In following purchase accounting, we allocated the cost basis of Legacy's investment in our common stock among our assets and liabilities to adjust them to fair value at the time of the completion of the exchange offer. We prepared the consolidated financial statements through November 11, 1999 using PEI's historical basis of accounting and we designated them as the predecessor in our consolidated financial statements. Your comparison of PEI's results of operations prior to completion of the merger with Legacy and after completion of the merger is affected by our purchase accounting adjustments and by adopting Legacy's depreciation policy, discussed elsewhere in this footnote.

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

FISCAL YEAR
Effective September 1, 1997 we changed our fiscal year end from August 31 to December 31 as required by the Internal Revenue Code for REITs. The four-month transition period ending December 31, 1997 bridges the gap between our old and new fiscal year ends.

REAL ESTATE ASSETS AND DEPRECIATION
Prior to Legacy's exchange offer for our common stock, we recorded real estate assets at historical costs, and adjusted them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of our real estate assets to fair value. Our balance sheet at December 31, 1999 reflects the new basis of our real estate assets.

We expense ordinary repairs and maintenance as incurred; we capitalize major replacements and betterments and depreciate them over their estimated useful lives.

Following completion of Legacy's exchange offer for our common stock, we adopted Legacy's accounting policy of depreciating real estate assets. We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

                                                 AFTER NOVEMBER 11, 1999           PRIOR TO NOVEMBER 11, 1999
                                              -------------------------------    -------------------------------
     Land improvements                        40 years                           25 years
     Building and improvements                40 years                           10-25 years
     Tenant improvements                      Term of lease or 10 years          Term of lease or 10 years
     Fixtures and equipment                   3-7 years                          3-5 years

We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if their expected associated future undiscounted cash flows are less than their carrying amounts. We reduced historical costs for real estate and related assets $2.0 million during the year ended August 31, 1997. We determined fair value using the present value of the expected associated cash flows.

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

                                                                     PREDECESSOR
                                               ---------------------------------------------------------------------
                                 PERIOD FROM   PERIOD FROM
                                 NOVEMBER 12    JANUARY 1
                                   THROUGH       THROUGH    YEAR ENDED      FOUR MONTHS ENDED      YEAR ENDED
                                 DECEMBER 31   NOVEMBER 11  DECEMBER 31         DECEMBER 31        AUGUST 31
                                   --------     --------     --------     ---------------------    ---------
                                     1999         1999         1998         1997         1996         1997
                                   --------     --------     --------     --------     --------     --------
Interest incurred                  $  1,079     $  5,971     $  3,112           --     $    165     $    187
Interest capitalized                    231          944          301           --            7            7

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

AUTHORIZED STOCK As of December 31, 1999, our Company's authorized stock consisted of 100 million shares of capital stock of which 26 million shares have been designated as 8 3/4% Series A Cumulative Redeemable Preferred Stock, par value $.0001 per share.

INCOME TAXES
We intend to continue meeting all conditions necessary to qualify as a REIT under the Internal Revenue Code. To qualify as a REIT, we are required to pay dividends of at least 95% of our "REIT taxable income" each year and meet certain other criteria. Beginning in 2001 this requirement changes to where we will be required to distribute at least 90% of our taxable income to our stockholders to maintain our status as a REIT. As a qualifying REIT, we will not be taxed on income distributed to our stockholders. Also, if we sell properties that would result in a significant tax liability, we intend to use tax deferred exchange transactions so we will not be taxed on potential gains. The reported amounts of our net assets, as of December 31, 1999 and 1998 were more than their tax basis for Federal tax purposes by approximately $159.3 million and $35.9 million, respectively.

The following table shows the tax status of our dividend payments between ordinary income, return of capital and capital gains:

                                                            FOUR MONTHS
                                       YEAR ENDED              ENDED
                                       DECEMBER 31          DECEMBER 31
                               --------------------------- -------------
                                   1999          1998          1997
                               ------------- ------------- -------------
     Ordinary income               73.7%         94.3%          52.7%
     Return of capital             12.4%          5.7%          47.3%
     Capital gain                  13.9%           --             --

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

NET INCOME PER SHARE
In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. All earnings per share amounts for all periods have been presented, and where appropriate, restated to reflect these calculations.

                                                                                  PREDECESSOR
                                                      -----------------------------------------------------------------------
                                       PERIOD FROM    PERIOD FROM
                                        NOVEMBER 12     JANUARY 1
                                          THROUGH        THROUGH      YEAR ENDED            FOUR MONTHS           YEAR ENDED
                                        DECEMBER 31    NOVEMBER 11    DECEMBER 31        ENDED DECEMBER 31         AUGUST 31
                                        ----------    -----------     ----------     -------------------------     ----------
                                           1999           1999           1998           1997          1996           1997
                                        ----------    -----------     ----------     ----------     ----------     ----------
                                                                                                   (unaudited)
Weighted average shares outstanding
                                        13,309,006     13,300,234     21,687,776     23,675,310     23,298,255     23,353,666
Effect of dilutive securities:
    Employee stock options                      --             --        322,335        244,164        321,936             --
                                        ----------    -----------     ----------     ----------     ----------     ----------
Weighted average shares outstanding
    - assuming dilution                 13,309,006     13,300,234     22,010,111     23,919,474     23,620,191     23,353,666
                                        ==========     ==========     ==========     ==========     ==========     ==========

In September 1998 we announced a self-tender offer to purchase a portion of our common stock for $5.50 per share and completed the offer on October 21, 1998. We purchased approximately 10.5 million shares, which was 44% of our outstanding shares, for $57.6 million. We now have approximately 13.3 million shares of common stock outstanding, including 12.2 million shares held by Legacy.

RECLASSIFICATIONS
Certain reclassifications have been reflected in the financial statements in order to conform with the current year presentation.

USE OF ESTIMATES
Preparing financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could turn out different than what we envisioned when we made these estimates.

STOCK-BASED COMPENSATION
We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for our employee and non-employee director stock options instead of following SFAS No. 123, "Accounting for Stock- Based Compensation." The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. As a result, deferred compensation is recorded only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. Since the exercise price of our stock options equals the market price of our stock on the day the options are granted there is no related compensation expense.

NEW ACCOUNTING STANDARDS
In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in 1999 they voted to delay the effective date of this SFAS by one year. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value. This statement currently has no impact on our financial statements.


NOTE 2 - PURCHASE ACCOUNTING

On November 12, 1999, Legacy completed its exchange offer for our common stock, acquiring approximately 91.3% of our outstanding common stock. For financial reporting purposes, we revalued our assets as of November 12, 1999 to reflect the price Legacy paid to acquire our common stock. This process is referred to as purchase accounting. Our consolidated financial statements as of December 31, 1999 and for the period of November 12, 1999 through December 31, 1999 reflect the allocation of Legacy's purchase price. The consolidated financial statements through November 11, 1999 reflect our historical cost of assets, liabilities and results of operations and we refer to them as predecessor consolidated financial statements.

The following table summarizes the adjustments made to our assets and liabilities as of November 12, 1999 in following purchase accounting as a result of Legacy's acquisition of our common stock:


                                                    PURCHASE ACCOUNTING
                                                       ADJUSTMENTS
                                                    -------------------
       Fair value adjustments to land and buildings     $  75,016
       Elimination of accumulated depreciation             63,092
       Elimination of deferred rents                      (16,678)
       Other assets                                        (9,930)
                                                        ---------
           Total purchase price allocated               $ 111,500
                                                        =========

The following table summarizes our unaudited pro forma results of operations as if Legacy completed its exchange offer and acquired our common stock on January 1, 1998:

                                                                              PRO FORMA
                                                                       YEAR ENDED DECEMBER 31
                                                                  ----------------------------------
                                                                       1999              1998
                                                                  ----------------  ----------------
       Rental revenues                                                 $66,057           $58,805
       Operating expenses                                               25,378            23,798
       Net income                                                       35,758            33,943
       Net income applicable to common stockholders                      2,495               679
       Earnings per common share, basic and diluted                      $.19               $.03

In arriving at our pro forma results of operations, we made the following adjustments:

    - operating results for both years do not include the two properties we sold in 1999
    - depreciation and amortization expense reflect the new fair value of properties and our adoption of Legacy's accounting policy of depreciating properties over an estimated useful life of 40 years instead of 25
    - net income applicable to common stockholders assumes four quarterly dividends paid to preferred stockholders in 1998 instead of one

We present pro forma information for comparative purposes only and the pro forma information may not be indicative of our actual results of operations had Legacy completed its exchange offer on January 1, 1998.


NOTE 3 - DISCONTINUED OPERATIONS

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

Summarized results of operations of the discontinued merchandising segment were as follows (amounts in thousands):

                                                                 FOUR MONTHS
                                                                     ENDED      YEAR ENDED
                                                                  DECEMBER 31    AUGUST 31
                                                                  ----------    ----------
                                                                     1996          1997
                                                                  ----------    ----------
                                                                 (unaudited)
Sales                                                             $   23,462    $   59,042
Other revenues                                                         1,611         5,487
Cost of sales                                                        (23,270)      (55,948)
Operating expenses                                                    (7,286)      (16,761)
Minority interest                                                         --           (59)
Income tax benefit                                                     2,248         3,379
                                                                  ----------    ----------
                                                                  $   (3,235)   $   (4,860)
                                                                  ==========    ==========
 Discontinued operations loss per share -
     basic and diluted                                            $     (.14)   $     (.21)
                                                                  ==========    ==========

NOTE 4 - REAL ESTATE PROPERTIES

Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from one to 21 years. Rental revenues include the following (amounts in thousands):

                                                                                          PREDECESSOR
                                                         ---------------------------------------------------------------------------
                                         PERIOD FROM     PERIOD FROM
                                         NOVEMBER 12      JANUARY 1
                                           THROUGH         THROUGH        YEAR ENDED              FOUR MONTHS             YEAR ENDED
                                          DECEMBER 31     NOVEMBER 11     DECEMBER 31           ENDED DECEMBER 31          AUGUST 31
                                           ---------     -----------       ---------       ---------       ---------       ---------
                                             1999            1999            1998            1997            1996            1997
                                           ---------       ---------       ---------       ---------       ---------       ---------
                                                                                                          (unaudited)
Minimum rent                               $   7,088       $  44,848       $  48,230       $  13,727       $  14,358       $  42,681
Straight-line accrual of future rent             465           2,033           2,654             828           1,024           2,499
Additional rent - cost recoveries              1,695          10,172          11,388           3,605           3,557          11,467
Percentage rent                                    3             363             213              10               2             191
                                           ---------       ---------       ---------       ---------       ---------       ---------
    Rental revenues                        $   9,251       $  57,416       $  62,485       $  18,170       $  18,941       $  56,838
                                           =========       =========       =========       =========       =========       =========

Costco, our largest tenant, contributes 17.1% of total annual minimum rent from four leases in 1999. Rental revenues generated from Costco were as follows (amounts in thousands):

                                                                                   PREDECESSOR
                                                       --------------------------------------------------------------------
                                         PERIOD FROM   PERIOD FROM
                                         NOVEMBER 12    JANUARY 1
                                           THROUGH       THROUGH      YEAR ENDED          FOUR MONTHS           YEAR ENDED
                                         DECEMBER 31   NOVEMBER 11    DECEMBER 31      ENDED DECEMBER 31        AUGUST 31
                                         -----------   ------------   -----------     -------------------       -----------
                                             1999          1999          1998          1997         1996           1997
                                         -----------   ------------   -----------     ------      --------      -----------
                                                                                                 (unaudited)
          Costco rental revenues            $1,100        $7,200        $8,300        $2,700        $2,700         $8,100

As of December 31, 1999, future minimum rental income due under the terms of all noncancelable tenant leases is as follows (amounts in thousands):

        2000                            $  48,106
        2001                               48,040
        2002                               46,755
        2003                               45,633
        2004                               45,515
         After 2004                       286,838

ACQUISITIONS
We acquired the following properties during 1999:

                                                                                DATE              PURCHASE PRICE
LOCATION                                DESCRIPTION                           ACQUIRED                (000'S)
-----------------                       -------------------------            ------------         ----------------
Tucson/Marana, AZ                       land (future development)              1/4/99                 $  2,635
Temecula, CA                            land (future development)              7/16/99                  12,622

We funded these acquisitions through available cash and advances under our unsecured revolving credit facilities.

We acquired the following properties during 1998:

                                                                                            GROSS
                                                                               DATE       LEASEABLE       PURCHASE
LOCATION                                DESCRIPTION                          ACQUIRED    AREA(SQ.FT.)    PRICE (000'S)
-------------------------------         ---------------------------         ----------    ----------    -------------
Sacramento/Bradshaw, CA                 office complex                        5/1/98        296,900        $ 35,551
San Diego/Murphy Canyon, CA             self storage facility                 5/26/98       243,600          17,750
Solana Beach, CA                        land (future development)             6/22/98          -              3,450
San Diego/Rancho San Diego, CA          retail complex                        7/13/98       93,700           11,300
Fresno, CA                              land (contributed to joint            7/29/98          -              3,950
                                        venture)

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

DISPOSITIONS
During 1999 we sold the following properties:

                                                             DATE         SALES         PRETAX
LOCATION                   DESCRIPTION                       SOLD         PRICE      GAIN (LOSS)
-----------                ------------------------        -------       --------    -----------
Buffalo, NY                Retail Building (vacant)         4/1/99       $  6,100        $1,333
Dallas, TX                 Shopping Center                 4/22/99         26,400         3,384

We used the net proceeds from the sale of these properties to reduce the amount outstanding on our unsecured revolving credit facility and to purchase land in Temecula, CA.

During 1998 we sold a free-standing restaurant building at our Azusa, CA property and recorded a $184,000 gain on the sale. We also sold a free-standing car wash at our Northridge, CA site and recognized no gain on the sale. We consider both of these parcels incidental to our main business.

We sold no properties during the four months ended December 31, 1997. During the year ended August 31, 1997 we sold certain significant real estate properties to unrelated parties and recognized related gains or losses on dispositions, as shown in the following table. In addition, we recognized $644,000 of net gains during the year ended August 31, 1997 on sales of insignificant real estate properties. In conjunction with the PriceSmart distribution, we transferred all remaining properties held for sale to PriceSmart (amounts in thousands).

                                                                            DATE          SALES         PRETAX
LOCATION                                 DESCRIPTION                        SOLD          PRICE      GAIN (LOSS)
----------------------------             ------------------               --------        -------    -----------
YEAR ENDED AUGUST 31, 1997
Santee, CA                               warehouse building                12/6/96         $3,187         $  17
Schaumburg, IL                           undeveloped land                 12/10/96          6,865           802
Houston, TX                              retail building                   5/29/97          6,000          (352)


NOTE 5 - CREDIT FACILITIES AND NOTE PAYABLE

Our revolving credit facility activity consists of the following:

- In December 1998 we obtained a $100 million unsecured credit facility with Wells Fargo Bank, AmSouth Bank and Bank One. This facility has a term of three years with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. As of December 31, 1999, we owed $88.4 million on this credit facility at a weighted average interest rate of 7.85%.

- In January 1999 we repaid $25 million on our credit facility with Morgan Guaranty Trust Company and amended the facility to reduce our maximum principal amount of borrowing from $50 million to $25 million. In September 1999 we repaid the remaining $25 million we owed and terminated this facility. We repaid these amounts through advances on our unsecured credit facility with Wells Fargo Bank, AmSouth Bank and Bank One.

In conjunction with the San Diego/Murphy Canyon, CA self storage facility purchase in May 1998, we assumed an existing $8.9 million note secured by the property. The note, payable to a financial institution, matures in July 2004 and bears an interest rate of 9.0%. Prepayment of the note may not occur prior to July 2001.

The amount of secured debt that becomes due in each of the next five years is as follows (amounts in thousands):

                                 2000                $ 76
                                 2001                  84
                                 2002                  91
                                 2003                 100
                                 2004               8,490

NOTE 6 - RELATED PARTY TRANSACTIONS

Following Legacy's completion of its exchange offer, Gary B. Sabin, Chairman, President and Chief Executive Officer of Legacy, became our Company's President and Chief Executive Officer, and certain other Legacy executives became our Company's executives. Legacy also took over daily management of our Company, including property management, finance and administration and our self storage business. We reimburse Legacy for these services. We expensed $249,000 for these services during the period of November 12, 1999 through December 31, 1999 which was based on our historical costs for similar expenses.

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

PriceSmart leases space from us for its corporate offices in San Diego. The lease expires August 31, 2001. In 1999 we recorded $647,000 in revenue related to this lease, $590,000 in 1998 and $158,000 in revenue during the four months ended December 31, 1997.

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

NOTE 7 - PROFIT SHARING AND 401(k) PLAN

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

We contributed the following amounts to our profit sharing and 401(k) plan (amounts in thousands):

                                                                   PREDECESSOR
                                                     --------------------------------------
                                      PERIOD FROM    PERIOD FROM
                                      NOVEMBER 12     JANUARY 1
                                        THROUGH        THROUGH     YEAR ENDED    YEAR ENDED
                                      DECEMBER 31    NOVEMBER 11   DECEMBER 31    AUGUST 31
                                      -----------    ------------  -----------   ----------
                                          1999          1999          1998          1997
                                      -----------    ------------  -----------   ----------
        Profit Sharing                    ---           $119          $117          $490
        401(k)                            ---             8             7            29

NOTE 8 - STOCK OPTION PLANS

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

In August 1998 we distributed one share of Series A Preferred Stock for every share of common stock outstanding. Subsequent to this distribution our common stock began trading at a significantly reduced price. In order to put optionees with outstanding stock options in the same position as common stockholders of the Company after the distribution, each optionee was granted the right to receive one share of preferred stock upon the exercise of a share of common stock. This right was granted instead of adjusting the exercise price or quantity of common stock options outstanding. This right is triggered by the exercise of the common stock option and the optionee may not exercise options in the common or preferred stock independently. We amended both stock option plans in August 1998 to allow for this change.

In connection with Legacy's exchange offer for our common stock, all options and rights to purchase our common stock and our preferred stock became fully vested and exercisable upon the closing of the exchange offer. Additionally, all options to purchase our Company's common stock were canceled. Each outstanding option which represents the right to purchase a share of both our common stock and our preferred stock was modified so that the holder:

    -   was paid by Legacy an amount in cash determined by multiplying:

        - the excess, if any, of $8.50 over an amount equal to 22.7% of the applicable exercise price of such option (rounded to the nearest whole cent), by

        -   the number of shares of common stock subject to the option, and

    - received a replacement option to purchase shares of our preferred stock, exercisable on the same terms and conditions as the surrendered right to purchase the same number of shares of our preferred stock at an exercise price equal to 77.3% of the applicable exercise price of the option (rounded to the nearest whole cent); except that the option received in exchange will be fully exercisable and vested and will not expire for a period ending upon the earlier of:

        - two years following the closing of the exchange offer or such longer period as may be applicable to holders who remain employed by us or Legacy after the exchange offer, or

        - such time as no shares of our preferred stock remain outstanding, at which time the option will represent the right to receive the redemption price for our preferred stock.

You will see in the following table the activity in the common stock options and related weighted average exercise price per share. The quantity of stock options granted, exercised and cancelled reflect only common stock options. In order to make this disclosure more meaningful, we have reflected the weighted average exercise price per share as a prorated price based on the relative value of the common stock and the preferred stock. We used the closing prices on the first day of trading of the preferred stock, where the common stock closed at $4.38, or 22.7%, and the preferred closed at $14.87, or 77.3%, of the total of $19.25.

The following table summarizes the activity for both plans:

                                                                                                   WEIGHTED AVERAGE
                                                                                     STOCK          EXERCISE PRICE
                                                                                    OPTIONS            PER SHARE
                                                                                  -----------      -----------------
      Outstanding at August 31, 1996                                                1,043,765           $12.35

           Granted                                                                     11,900            21.67
           Exercised                                                                 (342,880)           12.12
           Canceled                                                                  (446,776)           12.78
                                                                                  -----------
      Outstanding at August 31, 1997                                                  266,009            12.34

      Adjustment and revaluation resulting from distribution
           of PriceSmart                                                               54,352
                                                                                  -----------

      Adjusted outstanding at August 31, 1997                                         320,361            10.25

           Granted                                                                    476,329            18.87
           Exercised                                                                  (98,383)            9.19
           Canceled                                                                   (45,312)           11.55
                                                                                  -----------
      Outstanding at December 31, 1997                                                652,995            16.60

           Granted                                                                     68,750             4.60
           Exercised                                                                  (23,397)           10.43
           Canceled                                                                   (13,500)           18.75
                                                                                  -----------
      Outstanding at December 31, 1998                                                684,848             3.89

           Granted                                                                          0               --
            Exercised                                                                    (655)            4.26
           Canceled                                                                  (684,193)            4.12
                                                                                  -----------
      Outstanding at November 11, 1999                                                     --               --
                                                                                  ============

As we stated in Note 1, we follow the provisions for APB No. 25, "Accounting for Stock Issued to Employees." In 1997 we implemented the disclosure provisions required by SFAS No. 123, "Accounting for Stock-Based Compensation" for our stock option plans. SFAS No. 123 requires pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the "fair value" method described in that statement. The effect of applying SFAS No. 123's fair value method to our stock-based awards results in net income and earnings per share that are not materially different from amounts reported.

Because our transaction with Legacy resulted in the vesting of preferred stock options, we expensed $0.9 million during the period from January 1 through November 11, 1999 as required by generally accepted accounting principles. The amount is included in merger related costs. At year end 669,848 options of preferred stock remained outstanding at a weighted average exercise price of $13.16 per share. The exercise price of the outstanding options of preferred stock ranges from $7.03 to $15.37 per share with an average life of two years.

NOTE 9 - INCOME TAXES

Because we have operated as a REIT since September 1997, there is no Federal income tax expense for 1999, 1998 or the transition period ended December 31, 1997. The income tax benefit recorded in the four months ending December 31, 1997 is a result of our previously deferred tax liability being eliminated because of our conversion to a REIT as well as income tax refunds receivable that are a result of Federal tax net operating loss carrybacks. The provision (benefit) for income taxes for the years prior to our conversion to a REIT consists of the following (amounts in thousands):

                                                                    FOUR MONTHS ENDED         YEAR ENDED
                                                                       DECEMBER 31             AUGUST 31
                                                                ------------------------        --------
                                                                  1997            1996            1997
                                                                --------        --------        --------
                                                                               (unaudited)
Current:
   Federal                                                      $   (970)       $  1,709        $   (655)
   State                                                              --             293            (432)
                                                                --------        --------        --------
                                                                    (970)          2,002          (1,087)
Allocated to discontinued operations                                  --             835           2,301
                                                                --------        --------        --------
                                                                    (970)          2,837           1,214
Deferred:
   Federal                                                        (5,451)            874           8,509
   State                                                          (1,209)            150           2,462
                                                                --------        --------        --------
                                                                  (6,660)          1,024          10,971
Allocated to discontinued operations                                  --           1,413           1,078
                                                                --------        --------        --------
                                                                  (6,660)          2,437          12,049
Provision (benefit) for income tax- continuing operations       $ (7,630)       $  5,274        $ 13,263
                                                                ========        ========        ========

A reconciliation between the Federal statutory rate and the effective tax rate follows (amounts in thousands):

                                               FOUR MONTHS ENDED        YEAR ENDED
                                                  DECEMBER 31            AUGUST 31
                                             ----------------------       --------
                                               1997           1996          1997
                                             -------        -------       -------
Federal taxes at the statutory rate          $ 3,457        $ 4,502       $11,322
State taxes, net of Federal benefit              593            772         1,941
                                             -------        -------       -------
                                               4,050          5,274        13,263
Deduction for dividends paid                  (4,050)            --            --
Adjustment due to change in tax status        (7,630)            --            --
                                             -------        =======       =======
       Total provision (benefit)             $(7,630)       $ 5,274       $13,263
                                             =======        =======       =======

The significant components of deferred income taxes are attributable to the following temporary differences (amounts in thousands):

                                                AUGUST 31
                                               ----------
                                                  1997
                                               ----------
      Deferred tax assets:
         Real estate properties                  $   ---
         All other, net                            1,214
                                                 --------
                                                   1,214

      Deferred tax liabilities:
         Deferred rental income                   (5,128)
         Real estate properties                   (2,746)
                                                 --------
                                                  (7,874)
                                                 --------
      Net deferred tax assets (liabilities)      $(6,660)
                                                 ========

NOTE 10 - STOCKHOLDERS' EQUITY

On August 17, 1998, we distributed to stockholders of record on July 30, 1998, one share of newly created 8_% Series A Cumulative Redeemable Preferred Stock, par value $.0001, for each share of common stock held by them on the record date. We raised no capital through this transaction. The Series A Preferred Stock pays quarterly dividends at a rate of $1.40 per year and has a $16.00 per share liquidation preference. Prior to the distribution of Series A Preferred Stock, we paid dividends on our common stock. Beginning with our November 1998 dividend payment, annual dividends of $1.40 per share will be paid on the Series A Preferred Stock. Any dividends required to be paid in excess of $1.40 will be paid to our common stockholders. We have the right to redeem the Series A Preferred Stock anytime after August 16, 2003 at a redemption price of $16.00 per share plus accrued and unpaid dividends, if any. Holders of the Series A Preferred Stock have one-tenth of one vote per share, voting together with our common stock.

The total market value of the Series A Preferred Stock is based on the closing price on its first day of trading and is shown on the balance sheet as Series A Preferred Stock. We reduced additional paid in capital by the Series A Preferred Stock's value to reflect our change in capital structure.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Our Company owns a property in New Jersey with a ground lease that has a remaining term of 20 years with three 15-year options to renew. Rent expense related to the ground lease is summarized below (amounts in thousands):



                                                                             PREDECESSOR
                                                 --------------------------------------------------------------------
                                  PERIOD FROM    PERIOD FROM
                                  NOVEMBER 12     JANUARY 1
                                    THROUGH        THROUGH       YEAR ENDED         FOUR MONTHS          YEAR ENDED
                                  DECEMBER 31    NOVEMBER 11    DECEMBER 31      ENDED DECEMBER 31       AUGUST 31
                                 -------------  -------------  -------------  -----------------------  -------------
                                     1999           1999           1998          1997        1996          1997
                                 -------------  -------------  -------------  -----------  ----------  -------------

Ground lease rent expense            $103           $652           $800          $300        $800         $1,700

Prior years' rental expense included additional leases which we either transferred to PriceSmart in the distribution or terminated. Future minimum payments during the next five years and thereafter under this noncancelable lease at December 31, 1999 are as follows (amounts in thousands):

             2000                                                  $ 754
             2001                                                    754
             2002                                                    754
             2003                                                    754
             2004                                                    754
             After 2004                                           12,384
                                                                 --------
             Total minimum payments                              $16,154
                                                                 ========

The above property is subleased and as of year end total future sublease revenues are $9.3 million, which are included in future minimum rental income amounts in Note 3.

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is an unaudited summary of our quarterly results for the last two years (amounts in thousands, except per share data):

                                                           PREDECESSOR
                                      ---------------------------------------------------------
                                                                                   PERIOD FROM     PERIOD FROM
                                                                                    OCTOBER 1      NOVEMBER 12
                                        FIRST          SECOND         THIRD          THROUGH         THROUGH
                                       QUARTER        QUARTER        QUARTER        NOVEMBER 11     DECEMBER 31
                                      --------        --------       --------        --------        --------
YEAR ENDED DECEMBER 31, 1999
      Revenues                        $ 17,427        $ 16,854       $ 15,603        $  7,532        $  9,251
      Operating income                   8,894           8,702          8,031           3,994           5,523
      Net income                         7,370          12,260          6,777           1,567           4,697
      Earnings per common share
              Basic                       (.07)            .30           (.12)           (.51)            .35
              Diluted                     (.07)            .29           (.12)           (.51)            .35

                                                                      PREDECESSOR
                                                 -------------------------------------------------------
                                                    FIRST         SECOND        THIRD         FOURTH
                                                   QUARTER       QUARTER       QUARTER        QUARTER
                                                 ------------  ------------- -------------  ------------
YEAR ENDED DECEMBER 31, 1998
      Revenues                                     $14,486       $15,287       $15,915        $16,797
      Operating income                               7,408         7,836         8,409          7,740
      Net income                                     7,795         7,689         7,536          6,409
      Earnings per common share
              Basic and diluted                        .33           .32           .32           (.12)


NOTE 13 - SUBSEQUENT EVENTS

In February 2000 we loaned $2.8 million to Barclay Group No. 9, Ltd. The loan, secured by a property in Pueblo, CO, pays 25% interest and matures December 2000.

In February 2000 we purchased a retail building in Middletown, OH from Legacy for $6.7 million, paying $3.0 million cash and assuming a $3.7 million mortgage secured by the property.

In February 2000 we purchased a retail building in Terre Haute, IN from Legacy for $5.8 million, paying $2.2 million cash and assuming a $3.6 million mortgage secured by the property.

In February 2000 we purchased an office building in San Diego, CA from Legacy for $16.0 million, paying $5.0 million cash and assuming an $11.0 million construction loan secured by the property.

In February 2000 we amended our unsecured credit facility with Wells Fargo Bank, BankOne and AmSouth Bank by increasing the facility from $100 million to $125 million by adding BankBoston into the group of banks.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Price Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Price Enterprises, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from November 12, 1999 through December 31, 1999, period from January 1, 1999 through November 11, 1999, year ended December 31, 1998, period from September 1, 1997 through December 31, 1997 and for the year ended August 31, 1997. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Price Enterprises, Inc. at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the period from November 12, 1999 through December 31, 1999, period from January 1, 1999 through November 11, 1999, year ended December 31, 1998, period from September 1, 1997 through December 31, 1997, and for the year ended August 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                       /s/ Ernst & Young LLP


San Diego, California
January 21, 2000, except for Note 13, as to which the date is February 29, 2000

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

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about Directors of the Company is incorporated by reference from the discussion under the heading Enterprises' Directors and Officers in our Proxy Statement for the 2000 Annual Meeting of Stockholders. The balance of the response to this item is contained in the discussion entitled Executive Officers of the Company contained in Item 4A of Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Securities Ownership of Certain Beneficial Owners and Management in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading certain relationships and related transactions in our proxy statement for the 2000 annual meeting of stockholders.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Financial Statements and Financial Statement Schedules:

        The following consolidated financial statements of Price Enterprises, Inc. are included in Item 8

                                                                                                               Page
                                                                                                               ----
        (1) (A) Report of Independent Auditors                                                                  49
            (b) Consolidated Financial Statements
                  (i)   Consolidated Balance Sheets - December 31, 1999 and 1998                                31
                  (ii)  Consolidated Statements of Operations - Period
                          from November 12 through December 31,
                          1999, Period from January 1 through November
                          11, 1999, Year Ended December 31, 1998, Four
                          Months Ended December 31, 1997 and 1996 and
                          the Year Ended August 31, 1997                                                        32
                  (iii)  Consolidated Statements of Stockholders'
                          Equity - Period from November 12 through
                          December 31, 1999, Period from January 1
                          through November 11, 1999, Year Ended
                          December 31, 1998, Four Months Ended December
                          31, 1997 and the Year Ended August 31, 1997                                           33
                  (iv)   Consolidated Statements of Cash Flows -
                          Period from November 12 through December 31,
                          1999, Period from January 1 through November
                          11, 1999, Year Ended December 31, 1998, Four
                          Months Ended December 31, 1997 and 1996 and
                          the Year Ended August 31, 1997                                                        34
                  (v)    Notes to Consolidated Financial Statements                                             35

        (2)   Financial Statement Schedules:

              The following consolidated financial statement schedules of Price Enterprises,
              Inc. is included in Item 14(d)

                  Schedule II - Valuation and Qualifying Accounts                                               59

                  Schedule III - Real Estate and Accumulated Depreciation                                       61

              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (b)   Reports on Form 8-K.

              We filed a report on Form 8-K with respect to Item 1 thereof on November 15, 1999, relating to the acquisition of approximately 91.3% of our common stock by Legacy as a result of the consummation by Legacy of an exchange offer for our common stock. We did not file any other reports on Form 8-K during the quarter ended December 31, 1999.

       (c) Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 64.

                             PRICE ENTERPRISES, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                        PREDECESSOR
                                                      ------------------------------------------------
                                      PERIOD FROM     PERIOD FROM
                                      NOVEMBER 12       JANUARY 1                          FOUR MONTHS
                                        THROUGH          THROUGH          YEAR ENDED          ENDED
                                      DECEMBER 31       NOVEMBER 11       DECEMBER 31       DECEMBER 31
                                       ---------         ---------         ---------         ---------
Allowance for Uncollectible Accounts      1999             1999              1998              1997
----------------------------------     ---------         ---------         ---------         ---------
Balance at beginning of period         $     154         $     339         $     502         $      --
Additions
Charged to bad debt expense                  (83)              (51)              580               502
Deductions
Accounts receivable written off               --              (134)             (743)               --
                                       ---------         ---------         ---------         ---------
Balance at end of period               $      71         $     154         $     339         $     502
                                       =========         =========         =========         =========



For periods prior to the one ending December 31, 1997, this calculation is not applicable for our Company


                                                                                    Initial Costs                  Costs
                                                                          --------------------------------     Capitalized
                                                                              Land and        Building and      Subsequent
           Location (2)                         Description                 Improvements      Improvements    To Acquisition
--------------------------------------------------------------------------------------------------------------------------------
Westbury, NY                       Shopping Center                           $  41,784      $          0       $   43,875
Pentagon City, VA                  Shopping Center                              24,742            14,473           33,765
Wayne, NJ                          Shopping Center                              19,760             6,912           20,475
Sacramento/Bradshaw, CA            Office Complex                                4,220            31,403            5,608
Philadelphia, PA                   Shopping Center                               8,649             4,382           18,558

San Diego, CA                      Warehouse/Office Building/Self Storage        5,244             7,990           16,014
Signal Hill, CA                    Shopping Center                               5,872                 0           21,899
Roseville, CA                      Shopping Center                               9,173             8,165            8,527
San Diego/Murphy Canyon, CA        Self Storage                                  9,274             8,575            5,801
Fountain Valley, CA                Shopping Center                               4,551                 0           13,167

Glen Burnie, MD                    Shopping Center                               1,795                 0           13,227
Seekonk, MA                        Shopping Center                               7,636                 0            6,818
Temecula, CA                       Land                                         12,622                 0              918
San Diego/Rancho San Diego, CA     Shopping Center                               4,424             6,889            1,967
Azusa, CA                          Warehouse/Self Storage                        4,248               896            5,716

San Diego/Carmel Mtn., CA          Shopping Center                               3,464                 0            6,710
Solana Beach, CA                   Self Storage                                  2,324             1,227            4,874
Northridge, CA                     Shopping Center                               4,029                 0            3,673
Inglewood, CA                      Warehouse Building                            1,438                 0            5,389
San Juan Capistrano, CA            Shopping Center                               3,150                 0            3,114

Moorsetown, NJ (leased land)       Shopping Center                              Leased                 0            6,250
Smithtown, NY                      Retail Building                                 721                 0            4,646
Sacramento/Stockton, CA            Shopping Center                               1,437                 0            3,379
Hampton, VA                        Retail Building/Bank                          1,132                 0            3,497
Tucson, AZ                         Shopping Center                               1,073                 0            3,236

Redwood City, CA                   Retail Building                               1,860                 0            2,354
New Britain, CT                    Warehouse Building                            3,640                 0              380
Tucson/Marana, AZ                  Land                                          2,635                 0              247
Denver/Littleton, CO               Retail Building                                 607               847              591
Denver/Aurora, CO                  Restaurant                                      105                 0            1,531

San Diego/Southeast, CA            Restaurant/Bank                                 217                 0            1,299
Chula Vista/Rancho del Rey, CA     Land                                            915                 0             (200)
--------------------------------------------------------------------------------------------------------------------------------
Total Investment Properties                                                   $192,741           $91,759         $267,305
================================================================================================================================

                                                                                 Gross amount at which carried
                                                                                       at close of period
                                                                          --------------------------------------------
                                                                            Land and        Building and
           Location (2)                         Description               Improvements      Improvements     Total (1)
----------------------------------------------------------------------------------------------------------------------
Westbury, NY                       Shopping Center                        $  56,956          $  28,703      $  85,659
Pentagon City, VA                  Shopping Center                           29,576             43,404         72,980
Wayne, NJ                          Shopping Center                           26,524             20,623         47,147
Sacramento/Bradshaw, CA            Office Complex                             4,878             36,353         41,231
Philadelphia, PA                   Shopping Center                           10,640             20,949         31,589

San Diego, CA                      Warehouse/Office Building/Self Storage     6,971             22,277         29,248
Signal Hill, CA                    Shopping Center                           14,267             13,504         27,771
Roseville, CA                      Shopping Center                            7,641             18,224         25,865
San Diego/Murphy Canyon, CA        Self Storage                              10,422             13,228         23,650
Fountain Valley, CA                Shopping Center                            8,039              9,679         17,718

Glen Burnie, MD                    Shopping Center                            5,248              9,774         15,022
Seekonk, MA                        Shopping Center                            6,550              7,904         14,454
Temecula, CA                       Land                                      12,736                804         13,540
San Diego/Rancho San Diego, CA     Shopping Center                            5,165              8,115         13,280
Azusa, CA                          Warehouse/Self Storage                     4,539              6,321         10,860

San Diego/Carmel Mtn., CA          Shopping Center                            5,518              4,656         10,174
Solana Beach, CA                   Self Storage                               2,648              5,777          8,425
Northridge, CA                     Shopping Center                            4,590              3,112          7,702
Inglewood, CA                      Warehouse Building                         2,205              4,622          6,827
San Juan Capistrano, CA            Shopping Center                            2,879              3,385          6,264

Moorsetown, NJ (leased land)       Shopping Center                                0              6,250          6,250
Smithtown, NY                      Retail Building                            2,409              2,958          5,367
Sacramento/Stockton, CA            Shopping Center                            2,311              2,505          4,816
Hampton, VA                        Retail Building/Bank                       2,248              2,381          4,629
Tucson, AZ                         Shopping Center                            1,999              2,310          4,309

Redwood City, CA                   Retail Building                            4,214                  0          4,214
New Britain, CT                    Warehouse Building                         2,230              1,790          4,020
Tucson/Marana, AZ                  Land                                       2,635                247          2,882
Denver/Littleton, CO               Retail Building                              620              1,425          2,045
Denver/Aurora, CO                  Restaurant                                   377              1,259          1,636

San Diego/Southeast, CA            Restaurant/Bank                              427              1,089          1,516
Chula Vista/Rancho del Rey, CA     Land                                         715                  -            715
----------------------------------------------------------------------------------------------------------------------
Total Investment Properties                                                $248,177           $303,628       $551,805
======================================================================================================================


                                                                           Accumulated        Date of          Date of
           Location (2)                         Description               Depreciation     Construction      Acquisition
------------------------------------------------------------------------------------------------------------------------
Westbury, NY                       Shopping Center                         $   (120)             1992-93         1992
Pentagon City, VA                  Shopping Center                             (188)             1993-94         1993
Wayne, NJ                          Shopping Center                              (87)             1991-93         1991
Sacramento/Bradshaw, CA            Office Complex                              (167)                             1998
Philadelphia, PA                   Shopping Center                              (86)        1992,1994-95         1991

San Diego, CA                      Warehouse/Office Building/Self Storage       (96)                             1981
Signal Hill, CA                    Shopping Center                              (57)             1992-93         1991
Roseville, CA                      Shopping Center                              (74)                             1997
San Diego/Murphy Canyon, CA        Self Storage                                 (59)                             1998
Fountain Valley, CA                Shopping Center                              (40)             1990-93         1989

Glen Burnie, MD                    Shopping Center                              (41)             1990-92         1985
Seekonk, MA                        Shopping Center                              (28)             1991-94         1991
Temecula, CA                       Land                                           0                              1999
San Diego/Rancho San Diego, CA     Shopping Center                              (34)                             1998
Azusa, CA                          Warehouse/Self Storage                       (29)          1983, 1998         1983

San Diego/Carmel Mtn., CA          Shopping Center                              (19)             1992-93         1991
Solana Beach, CA                   Self Storage                                 (27)                1998         1998
Northridge, CA                     Shopping Center                              (13)             1993-94         1988
Inglewood, CA                      Warehouse Building                           (19)                1989         1984
San Juan Capistrano, CA            Shopping Center                              (14)      1988-89, 94-95         1987

Moorsetown, NJ (leased land)       Shopping Center                              (48)             1989-91         1989
Smithtown, NY                      Retail Building                              (12)             1988-89         1985
Sacramento/Stockton, CA            Shopping Center                              (10)             1994-95         1993
Hampton, VA                        Retail Building/Bank                         (10)                1992         1987
Tucson, AZ                         Shopping Center                              (10)             1989-91         1988

Redwood City, CA                   Retail Building                                0                              1982
New Britain, CT                    Warehouse Building                            (7)                             1991
Tucson/Marana, AZ                  Land                                           0                              1999
Denver/Littleton, CO               Retail Building                               (6)                             1990
Denver/Aurora, CO                  Restaurant                                    (5)                1993         1990

San Diego/Southeast, CA            Restaurant/Bank                               (4)             1989-90         1989
Chula Vista/Rancho del Rey, CA     Land                                           0                              1993
------------------------------------------------------------------------------------------------------------------------
Total Investment Properties                                                  $(1,310)
========================================================================================================================



                                                                                        Depreciable Life
                                                                          ---------------------------------------------
                                                                              Land                           Building
           Location (2)                         Description               Improvements      Building       Improvements
-----------------------------------------------------------------------------------------------------------------------
Westbury, NY                       Shopping Center                              40               40            10
Pentagon City, VA                  Shopping Center                              40               40            10
Wayne, NJ                          Shopping Center                              40               40            10
Sacramento/Bradshaw, CA            Office Complex                               40               40            10
Philadelphia, PA                   Shopping Center                              40               40            10

San Diego, CA                      Warehouse/Office Building/Self Storage       40               40            10
Signal Hill, CA                    Shopping Center                              40               40            10
Roseville, CA                      Shopping Center                              40               40            10
San Diego/Murphy Canyon, CA        Self Storage                                 40               40            10
Fountain Valley, CA                Shopping Center                              40               40            10

Glen Burnie, MD                    Shopping Center                              40               40            10
Seekonk, MA                        Shopping Center                              40               40            10
Temecula, CA                       Land                                          -                -             -
San Diego/Rancho San Diego, CA     Shopping Center                              40               40            10
Azusa, CA                          Warehouse/Self Storage                       40               40            10

San Diego/Carmel Mtn., CA          Shopping Center                              40               40            10
Solana Beach, CA                   Self Storage                                 40               40            10
Northridge, CA                     Shopping Center                              40               40            10
Inglewood, CA                      Warehouse Building                           40               40            10
San Juan Capistrano, CA            Shopping Center                              40               40            10

Moorsetown, NJ (leased land)       Shopping Center                              40               40            10
Smithtown, NY                      Retail Building                              40               40            10
Sacramento/Stockton, CA            Shopping Center                              40               40            10
Hampton, VA                        Retail Building/Bank                         40               40            10
Tucson, AZ                         Shopping Center                              40               40            10

Redwood City, CA                   Retail Building                               -                -             -
New Britain, CT                    Warehouse Building                           40               40            10
Tucson/Marana, AZ                  Land                                          -                -
Denver/Littleton, CO               Retail Building                              40               40            10
Denver/Aurora, CO                  Restaurant                                   40               40            10

San Diego/Southeast, CA            Restaurant/Bank                              40               40            10
Chula Vista/Rancho del Rey, CA     Land                                          -                -             -
--------------------------------------------------------------------------------------------------------------------------
Total Investment Properties
==========================================================================================================================

(1) The aggregate cost for Federal income tax purposes is $460,438

(2) Does not include our investment in a joint venture which owns a retail center in Fresno, CA

                             PRICE ENTERPRISES, INC.
                            SCHEDULE III (CONTINUED)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

                                                                                                                 FOUR MONTHS ENDED
                                                            YEAR ENDED          YEAR ENDED                          YEAR ENDED
                                                            DECEMBER 31         DECEMBER 31      DECEMBER 31         AUGUST 31
                                                             ---------           ---------        ---------          ---------
RECONCILIATION TO REPORTED AMOUNTS                             1999                1998              1997              1997
                                                             ---------           ---------        ---------          ---------
PROPERTY AND EQUIPMENT
     Balance at beginning of period ..................       $ 475,292           $ 399,011        $ 380,145(2)       $ 436,672
     Additions during the period:
          Purchases ..................................          31,218              78,781           18,866              2,720
     Deductions during the period:
          Cost of properties sold ....................         (29,721)             (2,500)              --            (35,741)
          Asset impairment loss ......................              --                  --               --             (2,000)
                                                             ---------           ---------        ---------          ---------
               Subtotal ..............................         476,789             475,292          399,011            401,651
     Other:
          Purchase accounting adjustment to fair value          75,016                  --               --                 --
          Property and equipment transferred
               to PriceSmart .........................              --                  --               --            (21,506)
          FF&E .......................................             394                 581              242                203
                                                             ---------           ---------        ---------          ---------
     Balance at end of period ........................       $ 552,199           $ 475,873        $ 399,253          $ 380,348
                                                             =========           =========        =========          =========

ACCUMULATED DEPRECIATION
     Balance at beginning of period ..................       $  57,174           $  46,089        $  43,131(2)       $  43,991
     Depreciation expense ............................          11,396(1)           11,085            2,958              9,347
     Accumulated depreciation of properties sold .....          (4,168)                 --               --             (7,589)
                                                             ---------           ---------        ---------          ---------
               Subtotal ..............................          64,402              57,174           46,089             45,749
     Other:
          Purchase accounting adjustment to fair value         (63,092)                 --               --                 --
          Accumulated depreciation of property and
               equipment transferred to PriceSmart ...              --                  --               --             (2,618)
          Accumulated depreciation of FF&E ...........              20                 192              108                 78
                                                             ---------           ---------        ---------          ---------
     Balance at end of period ........................       $   1,330           $  57,366        $  46,197          $  43,209
                                                             =========           =========        =========          =========



(1) Combined depreciation expense for the periods January 1 through November 11 and November 12 through December 31, 1999

(2)     Adjusted for property and equipment transferred to PriceSmart

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PRICE ENTERPRISES, INC.

DATED:  March 28, 2000                      By: /s/ Gary B. Sabin
        --------------                         ---------------------------------
                                               Gary B. Sabin
                                               President and
                                               Chief Executive Officer

DATED:  March 28, 2000                      By: /s/ James Y. Nakagawa
        --------------                         ---------------------------------
                                               James Y. Nakagawa
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jack McGrory                                                 March 28, 2000
----------------                                                 --------------
JACK McGRORY, Chairman of the Board of                           Date
Directors

/s/ Gary B. Sabin                                                March 28, 2000
-----------------                                                --------------
GARY B. SABIN, Director, President,                              Date
and Chief Executive Officer

/s/ Richard B. Muir                                              March 28, 2000
-------------------                                              --------------
RICHARD B. MUIR, Director, Executive Vice                        Date
President and Chief Operating Officer

/s/ James F. Cahill                                              March 28, 2000
-------------------                                              --------------
JAMES F. CAHILL, Director                                        Date

/s/ Simon M. Lorne                                               March 28, 2000
------------------                                               --------------
Simon M. Lorne, Director                                         Date

                                  EXHIBIT INDEX


PAGE                              DESCRIPTION
----                              -----------
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

10.6 Amendment No. 1 to Employment Agreement dated as of August 27, 1997, by and between Price Enterprises, Inc. and Jack McGrory (incorporated by reference to Exhibit 10.6 to Transition Report on Form 10-K of Price
        Enterprises, Inc. filed with the Commission on March 27, 1998 (File No.
        0-20449))

10.7 Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1998 filed with the Commission on May 14, 1998 (File No.
        0-20449))

10.8    Revolving Credit Agreement dated as of December 3, 1998 among the
        Company, and Wells Fargo Bank, National Association, as Agent
        (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 29, 1999
        (File No. 0-20449))

10.9 Form of Promissory Note under Revolving Credit Agreement as amended and schedule of notes signed, dates, banks and amounts (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K of Price
        Enterprises, Inc. filed with the Commission on March 29, 1999 (File No.
        0-20449))

10.10   Form of Guaranty between Price Enterprises, Inc. and Wells Fargo Bank,
        National Association (incorporated by reference to Exhibit 10.11 to
        Annual Report on Form 10-K of Price Enterprises, Inc. filed with the
        Commission on March 29, 1999 (File No. 0-20449))

10.11 First Amendment to Revolving Credit Agreement and Loan Documents dated as of December 29, 1998 among the Company, Wells Fargo Bank, National
        Association, as a Lender (the "Original Lender"), BankOne, Arizona, NA,
        AmSouth Bank, and Wells Fargo Bank, National Association, as Agent
        (incorporated by reference to Exhibit 10.12 to Annual Report on Form
        10-K of Price Enterprises, Inc. filed with the Commission on March 29,
        1999 (File No. 0-20449))

10.12   Pro rata share of lenders participating in Amended Revolving Credit
        Agreement dated as of December 29, 1998 among the Company, Wells Fargo
        Bank, National Association, BankOne, Arizona, NA, AmSouth Bank and Wells
        Fargo Bank, NA, as agent (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K of Price Enterprises, Inc. filed with the
        Commission on March 29, 1999 (File No. 0-20449))

10.13 Amendment No. 2 to Employment Agreement dated as of February 2, 1999, by and between Price Enterprises, Inc. and Jack McGrory (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K of Price
        Enterprises, Inc. filed with the Commission on March 29, 1999 (File No.
        0-20449))

10.14   Revolving Credit Agreement dated as of March 31, 1998 among the Company,
        Union Bank of Switzerland and Union Bank of Switzerland, as Agent
        (incorporated by reference to Exhibit 10.3 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 14, 1998 (File No. 0-20449))

10.15   Amendment No. 1 to Revolving Credit Agreement dated as of August 27,
        1998 among the Company, Union Bank of Switzerland and Union Bank of
        Switzerland, as Agent (incorporated by reference to Exhibit (b)(2) to Issuer Tender Offer Statement on Schedule 13-E4 of Price Enterprises,
        Inc. filed with the Commission on September 17, 1998 (File No.
        005-43425))

10.16 Letter Agreement dated as of September 15, 1998 by and between the Company and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit (b)(3) to Issuer Tender Offer Statement on Schedule
        13-E4 of Price Enterprises, Inc. filed with the Commission on September
        17, 1998 (File No. 005-43425))

10.17   Guaranty and Pledge Agreement dated as of September 15, 1998 among Sol
        Price, Helen Price, The Sol and Helen Price Trust and Morgan Guaranty
        Trust Company of New York (incorporated by reference to Exhibit (c)(1) to Issuer Tender Offer Statement on Schedule 13-E4 of Price Enterprises,
        Inc. filed with the Commission on September 17, 1998 (File No.
        005-43425))

10.18   The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan
        (the "Stock Plan") (incorporated by reference to Exhibit 10.23 to
        Registration Statement on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449))

10.19   Form of Incentive Stock Option Agreement under the Stock Plan
        (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form S-8 of Price Enterprises, Inc. filed with the Commission on July
        13, 1995 (File No. 33-60999))

10.20   Form of Non-Qualified Stock Option Agreement under the Stock Plan
        (incorporated by reference to Exhibit 4.3 of the Current Report on Form
        S-8 of Price Enterprises, Inc. filed with the Commission on July 13,
        1995 (File No. 33-60999))

10.21   The Price Enterprises Directors' 1995 Stock Option Plan (the "Directors'
        Plan) (incorporated by reference to Exhibit 10.24 to Registration
        Statement on Form 10 of Price Enterprises, Inc. filed with the
        Commission on December 13, 1994 (File No. 0-20449))

10.22   Form of Non-Qualified Stock Option Agreement under the Directors' Plan
        (incorporated by reference to Exhibit 4.5 of the Current Report on Form
        S-8 of Price Enterprises, Inc. filed with the Commission on July 13,
        1995 (File No. 33-60999))

10.23   First Amendment to the Price Enterprises Directors' 1995 Stock Option
        Plan (incorporated by reference to Exhibit 4.7 to Transition Report on
        Form 10-K of Price Enterprises, Inc. filed with the Commission on March
        27, 1998 (File No. 0-20449))

10.24   First Amendment to The Price Enterprises 1995 Combined Stock Grant and
        Stock Option Plan (incorporated by reference to Exhibit 4.2 to
        Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the Commission on September 2, 1998 (File No. 333-62723))

10.25   Second Amendment to the Price Enterprises Directors' 1995 Stock Option
        Plan (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 of price Enterprises, Inc. filed with the Commission on September 2, 1998 (File No. 333-62723))

10.26 Form of Amended and Restated Non-Qualified Stock Option Agreement under the 1995 Plan (incorporated by reference to Exhibit 4.6 to Registration
        Statement on Form S-8 of Price Enterprises, Inc. filed with the
        Commission on September 2, 1998 (File No. 333-62723))

10.27 Form of Amended and Restated Non-Qualified Stock Option Agreement under the Director's Plan (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the Commission on September 2, 1998 (File No. 333-62723))

10.28   Purchase and Sale Agreement as Amended for Sacramento/Bradshaw Business
        Park dated April 6, 1998, by and between Price Enterprises, Inc. and
        Ivanhoe-Bradhsaw, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
        30, 1998 filed with the Securities Exchange Commission on August 12,
        1998 (File No. 0-20449))

10.29   Employment Agreement date January 6, 1998, by and between Price
        Enterprises, Inc. and Gary W. Nielson (incorporated by reference to
        Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 14, 1998
        (File No. 0-20449))

10.30 Agreement, dated May 12, 1999, by and among Excel Legacy Corporation and certain stockholders of Price Enterprises, Inc. listed on the signature pages thereto (incorporated by reference to Annex A to the Offer to Exchange/Prospectus dated October 6, 1999 filed as Exhibit (a)(1) to the
        Excel Legacy Corporation's Tender Offer Statement on Schedule 14D-1 as filed with the Commission on October 6, 1999 (File No. 005-43425))
        (incorporated by reference to Exhibit 10.1 to Current

        Report on Form 8-K filed May 14, 1999 by Excel Legacy Corporation(File
        No. 0-23503))

10.31   Agreement, dated June 2, 1999, as amended, between Excel Legacy
        Corporation and Price Enterprises, Inc. (incorporated by reference to
        Annex B to the Offer to Exchange/Prospectus dated October 6, 1999 filed as Exhibit (a)(1) to the Excel Legacy Corporation's Tender Offer
        Statement on Schedule 14D-1 as filed with the Commission on October 6, 1999 (File No. 005-43425))

10.32   First Amended and Restated Revolving Credit Agreement dated as of
        February 14,2000 among the Company and Wells Fargo Bank, National
        Association, as Agent

10.33   Pro rata share of lenders participating in First Amended and Restated
        Revolving Credit Agreement dated as of February 14,2000 among the Company and Wells Fargo Bank, National Association, Bank One, Arizona,
        NA, AmSouth Bank, Bank Boston and Wells Fargo Bank, NA, as Agent

10.34   Settlement and Termination Agreement dated May 24, 1999, by and between
        Price Enterprises, Inc. and Gary W. Nielson (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the Commission on August 4, 1999 (File No. 0-20449))

10.35   Second Amendment to the Price Enterprises 1995 Combined Stock Grant and
        Stock Option Plan (incorporated by reference to Exhibit 10.6 to
        Quarterly Report on Form 10-Q filed with the Commission on August 4,
        1999 (File No. 0-20449))

10.36   Third Amendment to the Price Enterprises Directors 1995 Stock Option
        Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on
        Form 10-Q filed with the Commission on August 4, 1999 (File No.
        0-20449))

12.1    Computation of ratio of earnings to fixed charges

21.1    Subsidiaries of Price Enterprises, Inc.

23.1    Consent of Ernst & Young LLP, Independent Auditors

27.1    Financial Data Schedule