Form 10-Q
period 2000-03-31
PRICE ENTERPRISES INC
filed 2000-05-12
CIK 929647

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000


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

                                 (858) 675-9400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The registrant had 13,309,006 shares of common stock, par value $.0001 per share, outstanding at May 9, 2000.

                             PRICE ENTERPRISES, INC.


                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION....................................................3

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED).........................................3

   CONSOLIDATED BALANCE SHEETS....................................................3

   CONSOLIDATED STATEMENTS OF OPERATIONS..........................................4

   CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................5

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...................................................11

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............14

PART II - OTHER INFORMATION......................................................16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K........................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                             PRICE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                          MARCH 31         DECEMBER 31
                                                            2000               1999
                                                         -----------       -----------
                                                         (unaudited)          (Note)
Real estate assets
  Land and land improvements                              $ 255,407         $ 248,177
  Building and improvements                                 311,292           293,686
  Fixtures and equipment                                        396               394
  Construction in progress                                   13,115             9,942
                                                          ---------         ---------
                                                            580,210           552,199
  Less accumulated depreciation                              (3,619)           (1,330)
                                                          ---------         ---------
                                                            576,591           550,869

Investment in real estate joint venture                       4,444             4,338
Cash and cash equivalents                                     1,381             2,145
Accounts receivable                                           3,521               697
Income tax receivable                                         3,421             3,171
Notes receivable                                              7,805                --
Deferred rents                                                1,403               571
Other assets                                                  1,060               767
                                                          ---------         ---------

        Total assets                                      $ 599,626         $ 562,558
                                                          =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Revolving lines of credit                               $ 108,200         $  88,347
  Mortgages and note payable                                 23,502             8,894
  Accounts payable and other liabilities                      5,587             4,057
                                                          ---------         ---------
    Total liabilities                                       137,289           101,298

Commitments

Stockholders' equity
  Series A preferred stock                                  353,404           353,404
  Common stock                                                    1                 1
  Additional paid-in capital                                111,900           111,670
  Accumulated deficit                                        (2,968)           (3,815)
                                                          ---------         ---------
    Total stockholders' equity                              462,337           461,260
                                                          ---------         ---------
        Total liabilities and stockholders' equity        $ 599,626         $ 562,558
                                                          =========         =========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FIRST QUARTER
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                              --------------------------
                                                                             PREDECESSOR
                                                                2000             1999
                                                              --------       -----------
Rental revenues                                               $ 17,471         $ 17,427

Expenses
  Operating and maintenance                                      1,788            2,339
  Property taxes                                                 2,118            2,151
  Depreciation and amortization                                  2,289            3,274
  General and administrative                                       775              769
                                                              --------         --------
        Total expenses                                           6,970            8,533
                                                              --------         --------

Operating income                                                10,501            8,894

Interest and other
  Interest expense                                              (1,749)          (1,675)
  Interest income                                                  361              151
  Equity in earnings of joint venture                               58               --
                                                              --------         --------
        Total interest and other                                (1,330)          (1,524)
                                                              --------         --------

Net income                                                       9,171            7,370

Dividends paid to preferred stockholders                        (8,324)          (8,316)

                                                              --------         --------
Net income (loss) applicable to common stockholders           $    847         $   (946)
                                                              ========         ========

Net income (loss) per common share - basic and diluted        $    .06         $   (.07)

Weighted average common shares outstanding
        Basic and diluted                                       13,309           13,294

Dividends per preferred share                                 $    .35         $    .35

See accompanying notes.

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                             FIRST QUARTER
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                       --------------------------
                                                                                      PREDECESSOR
                                                                         2000             1999
                                                                       --------       -----------
Operating activities
Net income                                                             $  9,171         $  7,370
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        2,289            3,274
     Deferred rents                                                        (832)            (659)
     Equity in earnings of joint venture                                    (58)              --
  Changes in operating assets and liabilities:
     Accounts receivable and other assets                                (3,369)           1,114
     Accounts payable and other liabilities                               1,532              278
                                                                       --------         --------
  Net cash flows provided by operating activities                         8,733           11,377

Investing activities
     Additions to real estate assets                                    (13,325)          (7,154)
     Contributions to real estate joint venture                             (48)            (160)
     Notes receivable                                                    (7,805)              --
                                                                       --------         --------
  Net cash flows used in investing activities                           (21,178)          (7,314)

Financing activities
     Advances from revolving lines of credit                             22,800           33,300
     Repayments from revolving lines of credit and note payable          (3,025)         (32,428)
     Dividends paid                                                      (8,324)          (8,316)
     Proceeds from exercise of stock options                                230               28
                                                                       --------         --------
  Net cash flows provided by (used in) financing activities              11,681           (7,416)
                                                                       --------         --------

        Net decrease in cash                                               (764)          (3,353)

Cash and cash equivalents at beginning of period                          2,145            3,691
                                                                       --------         --------

Cash and cash equivalents at end of period                             $  1,381         $    338
                                                                       ========         ========

Supplemental cash flow information:
    Cash paid for interest                                             $  1,667         $  1,538

Supplemental schedule of noncash financing activities:
    Assumption of loans to acquire real estate                           14,686               --


See accompanying notes.

                             PRICE ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Price Enterprises, Inc. (PEI) operates as a real estate investment trust (REIT) incorporated in the state of Maryland. Our principle business is to own, acquire, operate, manage and lease real property, primarily shopping centers. We became a REIT in September 1997 after we spun-off our merchandising segment and certain other assets to PriceSmart, Inc. In November 1999 Excel Legacy Corporation (Legacy) completed its exchange offer for our common stock. In the exchange offer, Legacy acquired approximately 91.3% of our common stock, which represents approximately 77.5% of PEI's voting power.

In accounting for this transaction, we followed Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No.16), which requires we treat this transaction as a purchase. In following purchase accounting, we allocated the cost basis of Legacy's investment in our common stock among our assets and liabilities to adjust them to fair value at the time of the completion of the exchange offer. We prepared the consolidated financial statements through November 11, 1999 using PEI's historical basis of accounting and we designated them as the predecessor in our consolidated financial statements. Your comparison of PEI's results of operations prior to completion of the exchange offer with Legacy and after completion of the exchange offer is affected by our purchase accounting adjustments and by adopting Legacy's depreciation policy, discussed elsewhere in this footnote.

ACCOUNTING PRINCIPLES

We prepared the financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be omitted. Certain prior year data have been reclassified to conform to the 2000 presentation.

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

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

                                 March 31, 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE ASSETS AND DEPRECIATION

Prior to Legacy's exchange offer for our common stock, we recorded real estate assets at historical costs, and adjusted them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of our real estate assets to fair value. Our balance sheets at March 31, 2000 and December 31, 1999 reflect the new basis of our real estate assets.

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

Following completion of Legacy's exchange offer for our common stock, we adopted Legacy's accounting policy of depreciating real estate assets. We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

                                        AFTER NOVEMBER 1999         PRIOR TO NOVEMBER 1999
                                      -------------------------    -------------------------
    Land improvements                 40 years                     25 years
    Building and improvements         40 years                     10-25 years
    Tenant improvements               Term of lease or 10          Term of lease or 10
                                      years                        years
    Fixtures and equipment            3-7 years                    3-5 years

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

                                                         THREE MONTHS
                                                        ENDED MARCH 31
                                                   -----------------------
                                                               PREDECESSOR
                                                    2000          1999
                                                   ------      -----------
        Interest incurred                          $2,192        $1,886
        Interest capitalized                          443           211

USE OF ESTIMATES

Preparing financial statements in conformity with generally accepted accounting principles requires we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could differ from what we envisioned when we made these estimates.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

                                 March 31, 2000


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

                                                                        THREE MONTHS
                                                                       ENDED MARCH 31
                                                               -----------------------------
                                                                                 PREDECESSOR
                                                                  2000              1999
                                                               ----------        -----------
Weighted average shares outstanding                            13,309,006        13,293,511
Effect of dilutive securities:
   Employee stock options                                              --                --
                                                               ----------        ----------
Weighted average shares outstanding - assuming dilution        13,309,006        13,293,511
                                                               ==========        ==========

NOTE 3 - REAL ESTATE PROPERTIES

During the first quarter of 2000, we acquired the following properties:

                                                                    PURCHASE       MORTGAGE
                                                          DATE        PRICE        ASSUMED
LOCATION                           DESCRIPTION          ACQUIRED     (000'S)       (000'S)
---------------------------------- -------------------  ---------- ------------ ---------------
Middletown, OH                     Retail building        2/9/00     $  6,709     $  3,726
Terre Haute, IN                    Retail building        2/9/00        5,762        3,598
San Diego/Rancho Bernardo, CA      Office building(1)     2/25/00      16,025       11,025(2)

    (1) Property leased back to Legacy

    (2) Indicates maximum construction loan balance. $7.3 million was outstanding at March 31, 2000

We purchased all three of these properties from Legacy and we funded these acquisitions through advances on our unsecured revolving credit facility.

During the first quarter of 1999, we acquired a 15 acre parcel of land in Tucson, AZ for $2.6 million which we plan to use for future development. We funded this acquisition through an advance under our unsecured revolving credit facility.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

                                 March 31, 2000


NOTE 4 - NOTES RECEIVABLE

In February 2000 we loaned $2.8 million to Barclay Group No. 9, Ltd., which bears interest at 25% and matures in December 2001. The loan, secured by a property in Pueblo, CO and by a personal guarantee from the developer, is junior to a construction loan on the property.

On March 31, 2000 we loaned Legacy $5.0 million on a note receivable due July 2000. Legacy may borrow up to $10.0 million on the unsecured note which bears an interest rate of LIBOR plus 375 basis points, 9.9% at March 31, 2000. Legacy borrowed an additional $4.0 million on this note in April and May 2000.

NOTE 5 - DEBT

In February 2000 we amended our unsecured credit facility with Wells Fargo Bank, AmSouth Bank and Bank One by increasing the facility from $100 million to $125 million and adding BankBoston into the group of banks. The amended facility has a remaining term of two years with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. As of March 31, 2000, we owed $108.2 million on this credit facility at a weighted average interest rate of 7.54%.

In conjunction with the Middletown, OH retail building purchase from Legacy, we assumed an existing $3.7 million mortgage secured by the property. The mortgage matures in March 2014 and bears an interest rate of 7.63%.

In conjunction with the Terre Haute, IN retail building purchase from Legacy, we assumed an existing $3.6 million mortgage secured by the property. The mortgage matures in June 2003 and bears an interest rate of 8.34%.

In conjunction with the San Diego/Rancho Bernardo, CA office building purchase from Legacy, we assumed an existing $11.0 million construction loan secured by the property. The loan matures in December 2000 and bears an interest rate of Eurodollar plus 360 basis points. As of March 31, 2000, we owed $7.4 million on this loan at a weighted average interest rate of 9.0%.

NOTE 6 - RELATED PARTY TRANSACTIONS

Following Legacy's completion of its exchange offer, Legacy took over daily management of PEI, including property management, finance and administration and our self storage business. We reimburse Legacy for these services. We expensed $698,000 for these services during the first quarter of 2000, which was based on our historical costs for similar expenses.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

                                 March 31, 2000


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

In conjunction with the San Diego/Rancho Bernardo, CA office building purchase from Legacy discussed in Note 3, we leased the building back to Legacy. This lease has a term of 10 years and pays $450,000 per year in rent.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-K, 10-Q and 8-K filed with the SEC. Our Form 10-K filing for the 1999 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results.

We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of our 1999 Form 10-K under the heading "Factors That May Affect Future Performance." We incorporate our Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

In Management's Discussion and Analysis we explain our general financial condition and results of operations including:

        -   why revenues, costs and earnings changed from the prior period

        -   funds from operations (FFO)

        - how we used cash for capital projects and dividends and how we expect to use cash in 2000

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

RENTAL REVENUES

                                 RENTAL                          PERCENT
                                REVENUES         CHANGE          CHANGE
                                --------        --------        --------
        1st Quarter 2000        $ 17,471        $     44               0%
        1st Quarter 1999          17,427              --              --

Revenues did not change significantly in the first quarter of 2000 compared to 1999 because:

        - revenues from properties we owned in both 1999 and 2000 increased $1.1 million

        - properties we acquired during the first quarter of 2000 generated $0.2 million of additional revenues

        - partially offsetting these increases were revenues from two properties we sold in the second quarter of 1999, which contributed $1.3 million of revenues in the first quarter of 1999

EXPENSES

                                                                  PERCENT
                                 AMOUNT          CHANGE           CHANGE
                                --------        --------         --------
        1st Quarter 2000        $  6,970        $ (1,563)            -18%
        1st Quarter 1999           8,533              --               --

Expenses decreased $1.6 million to $7.0 million in the first quarter of 2000 compared to 1999 primarily because:

        - depreciation expense decreased $1.0 million due to our change to Legacy's accounting policy of depreciating real estate assets

        - the recovery of bad debt expense of $0.5 million previously written off related to the Homplace bankruptcy, a former tenant

OPERATING INCOME

                                                                 PERCENT
                                 AMOUNT          CHANGE          CHANGE
                                --------        --------        --------
        1st Quarter 2000        $ 10,501        $  1,607              18%
        1st Quarter 1999           8,894              --              --

Operating income increased for the first quarter of 2000 compared to the same period in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

INTEREST EXPENSE

                                                                 PERCENT
                                 AMOUNT          CHANGE          CHANGE
                                --------        --------        --------
        1st Quarter 2000        $  1,749        $     74               4%
        1st Quarter 1999           1,675              --              --

Interest expense did not change significantly in the first quarter of 2000 compared to 1999 because during the first quarter of 2000 we had an average of $111.2 million debt outstanding compared to $109.2 million in the first quarter of 1999. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

INTEREST INCOME

                                                            PERCENT
                                AMOUNT        CHANGE        CHANGE
                                ------        ------        -------
        1st Quarter 2000        $  361        $  210           139%
        1st Quarter 1999           151            --            --

Interest income increased $0.2 million in the first quarter of 2000 compared to 1999 primarily because of our interest-bearing receivables.

FUNDS FROM OPERATIONS

                                                    THREE MONTHS
                                                   ENDED MARCH 31
                                              -------------------------
                                                2000             1999
                                              --------         --------
Net income                                    $  9,171         $  7,370
Depreciation and amortization                    2,289            3,274
                                              --------         --------
        Funds from operations                   11,460           10,644
Straight-line rents                               (832)            (659)
                                              --------         --------
        Adjusted funds from operations        $ 10,628         $  9,985
                                              ========         ========

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

FFO during the first quarter of 2000 increased 7.7% to $11.5 million compared to 1999 primarily because of the changes in revenues and expenses discussed previously.

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

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We sold two properties from our portfolio for $32.5 million during the second quarter of 1999. We are also contemplating selling certain other properties. We may also participate in like-kind property exchanges, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. These potential sales may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies.

In February 2000 we amended our unsecured credit facility with Wells Fargo Bank, AmSouth Bank and Bank One by increasing the facility from $100 million to $125 million by adding BankBoston into the group of banks. The amended facility has a remaining term of two years with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. As of March 31, 2000, we owed $108.2 million on this credit facility at a weighted average interest rate of 7.54%.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk, nor did we have any derivative financial instruments at March 31, 2000.

Our exposure to market risk for changes in interest rates relates primarily to our unsecured lines of credit. We enter into fixed rate mortgages and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

We had $115.5 million in variable rate debt outstanding at March 31, 2000. Based upon this debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.9 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are included herein or incorporated by reference:

        (10.1) First Amended and Restated Revolving Credit Agreement dated as of February 14, 2000 among PEI and Wells Fargo Bank,
                    National Association, as Agent (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K of PEI. filed with the SEC on March 29, 2000 (File No. 0-20449))

        (10.2) Pro rata share of lenders participating in First Amended and Restated Revolving Credit Agreement dated as of February 14,
                    2000 among PEI and Wells Fargo Bank, National Association,
                    Bank One, Arizona, NA, AmSouth Bank, Bank Boston and Wells
                    Fargo Bank, NA, as Agent (incorporated by reference to
                    Exhibit 10.33 to Annual Report on Form 10-K of PEI. filed with the SEC on March 29, 2000 (File No. 0-20449))

        (27.1)      Financial Data Schedule

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PRICE ENTERPRISES, INC.
                                             Registrant


Date:  May 12, 2000                          /s/ Gary B. Sabin
                                             -----------------------------------
                                             Gary B. Sabin
                                             President & Chief Executive Officer


Date:  May 12, 2000                          /s/ James Y. Nakagawa
                                             -----------------------------------
                                             James Y. Nakagawa
                                             Chief Financial Officer