Form 10-Q
period 2000-06-30
PRICE ENTERPRISES INC
filed 2000-08-14
CIK 929647

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

       17140 BERNARDO CENTER DRIVE, SUITE 300, SAN DIEGO, CALIFORNIA 92128
               (Address of principal executive offices) (Zip Code)

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

The registrant had 13,309,006 shares of common stock, par value $.0001 per share, outstanding at August 9, 2000.

                             PRICE ENTERPRISES, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION.........................................................3

  ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)............................................3
    CONSOLIDATED BALANCE SHEETS........................................................3
    CONSOLIDATED STATEMENTS OF INCOME..................................................4
    CONSOLIDATED STATEMENTS OF CASH FLOWS..............................................5
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................................6
  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS......................................................11
  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................16

PART II - OTHER INFORMATION...........................................................17

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................17
  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...........................................17


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                             PRICE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                          JUNE 30          DECEMBER 31
                                                                                           2000               1999
                                                                                   ------------------  ------------------
                                                                                        (unaudited)           (Note)
Real estate assets
   Land and land improvements                                                                $255,521           $248,177
   Building and improvements                                                                  321,117            293,686
   Fixtures and equipment                                                                         793                394
   Construction in progress                                                                     8,666              9,942
                                                                                   ------------------  ------------------
                                                                                              586,097            552,199
   Less accumulated depreciation                                                               (6,108)            (1,330)
                                                                                   ------------------  ------------------
                                                                                              579,989            550,869

Investment in real estate joint ventures                                                       12,350              4,338
Cash and cash equivalents                                                                       3,298              2,145
Accounts receivable                                                                             3,661                697
Income tax receivable                                                                           3,421              3,171
Notes receivable                                                                                6,671               -
Deferred rents                                                                                  2,182                571
Other assets                                                                                    6,115                767
                                                                                   ------------------  ------------------

         Total assets                                                                        $617,687           $562,558
                                                                                   ==================  ==================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Revolving lines of credit                                                                   $4,000            $88,347
   Mortgages and note payable                                                                 146,554              8,894
   Accounts payable and other liabilities                                                       4,494              4,057
                                                                                   ------------------  ------------------
     Total liabilities                                                                        155,048            101,298

Commitments

Stockholders' equity
   Series A preferred stock                                                                   353,404            353,404
   Common stock                                                                                     1                  1
   Additional paid-in capital                                                                 112,041            111,670
   Accumulated deficit                                                                         (2,807)            (3,815)
                                                                                   ------------------  ------------------
     Total stockholders' equity                                                               462,639            461,260
                                                                                   ==================  ==================
         Total liabilities and stockholders' equity                                          $617,687           $562,558
                                                                                   ==================  ==================

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

SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    SECOND QUARTER                   YEAR-TO-DATE
                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30                         JUNE 30
                                                            ------------------------------- -------------------------------
                                                                             PREDECESSOR                     PREDECESSOR
                                                                   2000          1999              2000          1999
                                                            --------------- --------------- --------------- ---------------

Rental revenues                                                    $17,455         $16,854         $34,926         $34,281

Expenses
   Operating and maintenance                                         1,401           1,926           3,189           4,265
   Property taxes                                                    2,146           2,466           4,264           4,617
   Depreciation and amortization                                     2,498           3,084           4,787           6,358
   General and administrative                                          738             676           1,513           1,445
                                                            --------------- --------------- --------------- ---------------
         Total expenses                                              6,783           8,152          13,753          16,685
                                                            --------------- --------------- --------------- ---------------

Operating income                                                    10,672           8,702          21,173          17,596

Interest and other
   Interest expense                                                 (2,561)         (1,360)         (4,310)         (3,035)
   Interest income                                                     376             201             737             352
   Equity in earnings of joint ventures                                  1              -               59              -
                                                            --------------- --------------- --------------- ---------------
         Total interest and other                                   (2,184)         (1,159)         (3,514)         (2,683)
                                                            --------------- --------------- --------------- ---------------

Income before gain on sale of real estate                            8,488           7,543          17,659          14,913
   Gain on sale of real estate                                          -            4,717              -            4,717
                                                            --------------- --------------- --------------- ---------------

Net income                                                           8,488          12,260          17,659          19,630

Dividends paid to preferred stockholders                            (8,327)         (8,316)        (16,651)        (16,631)
                                                            --------------- --------------- --------------- ---------------

Net income applicable to common stockholders
                                                                      $161          $3,944          $1,008          $2,999
                                                            =============== =============== =============== ===============

Net income per common share
   Basic                                                              $.01            $.30            $.08            $.23
   Diluted                                                             .01             .29             .08             .22

Weighted average common shares outstanding
   Basic                                                            13,309          13,299          13,309          13,296
   Diluted                                                          13,309          13,591          13,309          13,531

Dividends per preferred share                                         $.35            $.35            $.70            $.70


SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                                            YEAR-TO-DATE
                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                      ----------------------------
                                                                                                       PREDECESSOR
                                                                                        2000               1999
                                                                                      ---------         ---------
Operating activities
Net income                                                                            $  17,659         $  19,630
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       4,787             6,358
      Deferred rents                                                                     (1,611)           (1,089)
      Equity in earnings of joint venture                                                   (59)                -
      Gain on sale of real estate                                                             -            (4,717)
   Changes in operating assets and liabilities:
      Accounts receivable and other assets                                               (8,571)            1,976
      Accounts payable and other liabilities                                                437            (1,144)
                                                                                      ---------         ---------
   Net cash flows provided by operating activities                                       12,642            21,014

Investing activities
      Additions to real estate assets                                                   (19,212)          (12,647)
      Contributions to real estate joint ventures                                        (7,953)             (220)
      Notes receivable                                                                   (6,671)                -
      Proceeds from sale of real estate assets                                                -            30,385
                                                                                      ---------         ---------
  Net cash flows (used in) provided by investing activities                             (33,836)           17,518

Financing activities
      Advances from revolving lines of credit and notes payable                         161,842            40,400
      Repayments of revolving lines of credit and notes payable                        (123,215)          (65,046)
      Dividends paid                                                                    (16,651)          (16,631)
      Proceeds from exercise of stock options                                               371                76
                                                                                      ---------         ---------
  Net cash flows provided by (used in) financing activities                              22,347           (41,201)
                                                                                      ---------         ---------

         Net decrease in cash and cash equivalents                                        1,153            (2,669)

Cash and cash equivalents at beginning of period                                          2,145             3,691
                                                                                      ---------         ---------

Cash and cash equivalents at end of period                                            $   3,298         $   1,022
                                                                                      =========         =========

Supplemental cash flow information:
      Cash paid for interest                                                          $   3,863         $   2,788

Supplemental schedule of noncash financing activities:
      Assumption of loans to acquire real estate assets                                  14,686                 -
      Receipt of common stock of former tenant in exchange for amounts due PEI
                                                                                            812                 -


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

In accounting for this transaction, we followed Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No.16), which requires we treat this transaction as a purchase. In following purchase accounting, we allocated the cost basis of Legacy's investment in our common stock among our assets and liabilities to adjust them to fair value at the time of the completion of the exchange offer. We prepared the consolidated financial statements through November 11, 1999 using PEI's historical basis of accounting and we designated them as the predecessor in our consolidated financial statements. Comparison of PEI's results of operations prior to completion of the exchange offer and after completion of the exchange offer is affected by our purchase accounting adjustments and by adopting Legacy's depreciation policy, discussed elsewhere in this footnote.

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

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE ASSETS AND DEPRECIATION

Prior to Legacy's exchange offer for our common stock, we recorded real estate assets at historical costs, and adjusted them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of our real estate assets to fair value. Our balance sheets at June 30, 2000 and December 31, 1999 reflect the new basis of our real estate assets.

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

Following completion of Legacy's exchange offer for our common stock, we adopted Legacy's accounting policy of depreciating real estate assets. We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

                                                   AFTER NOVEMBER 1999               PRIOR TO NOVEMBER 1999
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


We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30                      JUNE 30
                                                -----------------------      -----------------------
                                                     2000          1999          2000          1999
                                                ----------   ----------      ----------   ----------
         Interest incurred                         $3,035        $1,560        $5,228        $3,445
         Interest capitalized                        (474)         (200)         (918)         (410)


USE OF ESTIMATES

Preparing financial statements in conformity with generally accepted accounting principles requires we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could differ from what we envisioned when we made these estimates.

NOTE 2 - NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of two calculations of earnings per common share. Basic

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 2 - NET INCOME PER SHARE (CONTINUED)

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

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30                       JUNE 30
                                                              ----------------------------- -----------------------------
                                                                     2000          1999           2000           1999
                                                              --------------- ------------- -------------- --------------
 Weighted average shares outstanding                              13,309,006    13,298,548     13,309,006     13,296,043
 Effect of securities:
     Employee and Director stock options                                ---        292,657            ---        235,398
                                                              --------------- ------------- -------------- --------------
 Weighted average shares outstanding - assuming dilution          13,309,006    13,591,205     13,309,006     13,531,441
                                                              =============== ============= ============== ==============

NOTE 3 - REAL ESTATE PROPERTIES

ACQUISITIONS

During the second quarter of 2000 we purchased a 50% interest in a real estate development joint venture in Westminister, CO from Legacy for an initial payment of $8.1 million. The purchase price was based on the property's existing operating income, with additional payments estimated to be $4.8 million due through the completion of construction.

During the first quarter of 2000, we acquired the following properties:

                                                                       DATE         PURCHASE          MORTGAGE
LOCATION                                   DESCRIPTION               ACQUIRED     PRICE (000'S)   ASSUMED (000'S)
-----------------------------------------  ----------------------  -------------  --------------  -----------------
Middletown, OH                             Retail building            2/9/00             $6,709             $3,726
Terre Haute, IN                            Retail building            2/9/00              5,762              3,598
San Diego/Rancho Bernardo, CA              Office building (1)       2/25/00             16,025             11,025 (2)


     (1)  PROPERTY LEASED BACK TO LEGACY

     (2) INDICATES MAXIMUM CONSTRUCTION LOAN BALANCE. $9.1 MILLION WAS OUTSTANDING AT JUNE 30, 2000

We purchased all three of these properties from Legacy and we funded these acquisitions through advances on our unsecured revolving credit facility.

During the first quarter of 1999, we acquired a 15 acre parcel of land in Tucson, AZ for $2.6 million which we plan to use for future development. We funded this acquisition through an advance under our unsecured revolving credit facility.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 3 - REAL ESTATE PROPERTIES (CONTINUED)

DISPOSITIONS

We sold no properties during the first and second quarters of 2000.

During the second quarter of 1999 we sold two properties in Dallas, TX and Buffalo, NY for $32.5 million and recorded a $4.7 million gain on the sales.

NOTE 4 - NOTES RECEIVABLE

In February 2000 we loaned $2.8 million to Barclay Group No. 9, Ltd., which bears interest at 25% and matures in December 2001. The loan, secured by a property in Pueblo, CO and by a personal guarantee from the developer, is junior to a construction loan on the property.

On March 31, 2000 we loaned Legacy $5.0 million on a note receivable due July 2000. Legacy may borrow up to $10.0 million on the unsecured note, which bears an interest rate of LIBOR plus 375 basis points, 9.9% at June 30, 2000. Legacy owed $3.7 million on this note at June 30, 2000 and the note was repaid in July 2000.

NOTE 5 - DEBT

On June 28, 2000, we borrowed $121.4 million from GMAC Commercial Mortgage Corporation. The GMAC loan is secured by five retail properties located in Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NY; and Roseville, CA. The GMAC loan bears interest at LIBOR plus 98 basis points, 7.6% at June 30, 2000, and is due on June 28, 2004. We used proceeds of the loan to repay outstanding amounts on our existing revolving credit facility with Wells Fargo Bank, AmSouth Bank and Bank One.

In February 2000 we amended our unsecured credit facility with Wells Fargo Bank, AmSouth Bank and Bank One by increasing the facility from $100 million to $125 million and adding BankBoston into the group of banks. In connection with our GMAC loan, we reduced the facility from $125 million of total availability to $75 million of total availability. In connection with the reduction in the credit facility, we wrote-off loan fees of approximately $300,000. The amended facility has a remaining term of two years with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. As of June 30, 2000, we owed $4.0 million on this credit facility at an interest rate of 8.04%.

In conjunction with the Middletown, OH retail building purchase from Legacy, we assumed an existing $3.7 million mortgage secured by the property. The mortgage matures in March 2014 and bears an interest rate of 7.63%.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)


NOTE 5 - DEBT (CONTINUED)

In conjunction with the Terre Haute, IN retail building purchase from Legacy, we assumed an existing $3.6 million mortgage secured by the property. The mortgage matures in June 2003 and bears an interest rate of 8.34%.

In conjunction with the San Diego/Rancho Bernardo, CA office building purchase from Legacy, we assumed an existing $11.0 million construction loan secured by the property. The loan matures in December 2000 and bears an interest rate of Eurodollar plus 360 basis points. As of June 30, 2000, we owed $9.1 million on this loan at a weighted average interest rate of 9.7%

NOTE 6 - RELATED PARTY TRANSACTIONS

Following Legacy's completion of its exchange offer, Legacy took over daily management of PEI, including property management, finance and administration and our self storage business. We reimburse Legacy for these services. We expensed $750,000 for these services during the second quarter of 2000 and $698,000 for these services during the first quarter of 2000, which was based on our historical costs for similar expenses.

During the second quarter of 2000 we recorded $205,000 in interest income due from Legacy related to the note receivable discussed in Note 4.

In conjunction with the San Diego/Rancho Bernardo, CA office building purchase from Legacy discussed in Note 3, we leased the building back to Legacy. This lease has a term of 10 years and pays $450,000 per year in rent, which is based on the $5 million cash portion of the purchase price.

We discuss other related party transactions with Legacy in Note 3, Note 4, Note 5 and Note 7.

NOTE 7 - SUBSEQUENT EVENTS

In July 2000 we loaned Legacy $11.7 million on a new note receivable due July 2001. Legacy may borrow up to $15.0 million on the unsecured note, which bears and interest rate of LIBOR plus375 basis points.

On July 28, 2000 we purchased a 50% interest in a joint venture for $1.9 million to develop a shopping center in Bend, OR.

On July 31, 2000 we purchased a 2.5 acre parcel of land in San Diego, CA for $4.2 million to build a self storage facility.

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

We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of our 1999 Form 10-K under the heading "Factors That May Affect Future Performance." You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

RENTAL REVENUES

                                                                           PERCENT
                                               AMOUNT        CHANGE         CHANGE
                                            ------------- -------------- -------------
         2nd Quarter 2000                         $17,455           $601         4%
         2nd Quarter 1999                          16,854            ---       ---

         Year-to-Date 2000                         34,926            645         2%
         Year-to-Date 1999                         34,281            ---       ---


Revenues increased $0.6 million to $17.5 million in the second quarter of 2000 compared to the same period in 1999 primarily because:

          - properties we acquired during the first quarter of 2000 generated $0.4 million of additional revenues
          - expansion of our self storage business provided an additional $0.3 million

Revenues increased $0.6 million to $34.9 million in the six month year-to-date period of 2000 compared to the same period in 1999 primarily because:

          - revenues from properties we owned in both 1999 and 2000 increased $1.2 million
          - properties we acquired during the first quarter of 2000 generated $0.6 million of additional revenues
          -  expansion of our self storage business provided an additional
             $0.4 million
          - partially offsetting these increases were revenues from two properties we sold in the second quarter of 1999, which contributed $1.5 million of revenues in the first quarter of 1999

EXPENSES

                                                                           PERCENT
                                                AMOUNT        CHANGE       CHANGE
                                          -------------- ------------- -------------
         2nd Quarter 2000                        $6,783       $(1,369)       -17%
         2nd Quarter 1999                         8,152           ---        ---

         Year-to-Date 2000                       13,753        (2,932)       -18%
         Year-to-Date 1999                       16,685           ---        ---


Expenses decreased $1.4 million to $6.8 million in the second quarter of 2000 compared to 1999 primarily because:

           - expenses from properties we owned in both 1999 and 2000 were reduced by $1.2 million primarily from a reduction in depreciation expense due to our change to Legacy's accounting policy of depreciating real estate assets
           - we recovered bad debt expense of $0.5 million previously written off related to the Homeplace bankruptcy, a former tenant
           - partially offsetting these decreases was an increase in expenses of $0.2 million from expansion of our self storage business

Expenses decreased $2.9 million to $13.8 million in the six month year-to-date period of 2000 compared to the same period in 1999 primarily because:

           - expenses from properties we owned in both 1999 and 2000 were reduced by $1.5 million primarily from a reduction in depreciation expense due to our change to Legacy's accounting policy of depreciating real estate assets
           - expenses from two properties we sold in the second quarter of 1999, which contributed $0.9 million of expenses in the prior year
           - we recovered bad debt expense of $1.0 million previously written off related to the Homeplace bankruptcy, a former tenant
           -   these decreases in expenses were partially offset by:
               - expansion of our self storage business which increased expenses by $0.3 million and
               - properties we acquired in 2000 which increased expenses by $0.2 million

OPERATING INCOME

                                                                             PERCENT
                                                  AMOUNT        CHANGE       CHANGE
                                            -------------- ------------- -------------
         2nd Quarter 2000                         $10,672         $1,970        23%
         2nd Quarter 1999                           8,702            ---       ---

         Year-to-Date 2000                         21,173          3,577        20%
         Year-to-Date 1999                         17,596            ---       ---


Operating income increased for the second quarter and year-to-date periods of 2000 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

INTEREST EXPENSE

                                                                              PERCENT
                                                  AMOUNT        CHANGE         CHANGE
                                            ---------------------------- -------------
         2nd Quarter 2000                          $2,561         $1,201        88%
         2nd Quarter 1999                           1,360            ---       ---

         Year-to-Date 2000                          4,310          1,275        42%
         Year-to-Date 1999                          3,035            ---       ---


Interest expense increased $1.2 million in the second quarter of 2000 compared to 1999 because during the second quarter of 2000 we had an average of $138.4 million debt outstanding compared to $93.6 million in the second quarter of 1999. Interest expense increased $1.3 million in the six month year-to-date period of 2000 compared to 1999 because during the six month year-to-date period of 2000 we had an average of $124.8 million debt outstanding compared to $101.1 million for the same period in 1999. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

INTEREST INCOME

                                                                                           PERCENT
                                                                  AMOUNT      CHANGE       CHANGE
                                                               ---------- ------------- -------------
         2nd Quarter 2000                                          $376        $175          87%
         2nd Quarter 1999                                           201         ---         ---

         Year-to-Date 2000                                          737         385         109%
         Year-to-Date 1999                                          352         ---


Interest income increased $0.2 million in the second quarter and $0.4 million in the six month year-to-date period of 2000 compared to the same periods in 1999 primarily because of our interest-bearing notes receivable.

FUNDS FROM OPERATIONS

                                                           THREE MONTHS                  SIX MONTHS
                                                           ENDED JUNE 30               ENDED JUNE 30
                                                ---------------------------- ---------------------------
                                                       2000          1999          2000          1999
                                                -------------- ------------- ------------- -------------
Net income                                             $8,488       $12,260       $17,659       $19,630
Depreciation and amortization                           2,498         3,084         4,787         6,358
Gain on sale of real estate                               -          (4,717)          -          (4,717)
                                                -------------- ------------- ------------- -------------
         Funds from operations                         10,986        10,627        22,446        21,271
Straight-line rents                                      (779)         (600)       (1,611)       (1,259)
                                                -------------- ------------- ------------- -------------
         Adjusted funds from operations               $10,207       $10,027       $20,835       $20,012
                                                ============== ============= ============= =============

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

FFO during the second quarter of 2000 increased 3.4% to $11.0 million compared to 1999 primarily because of the changes in revenues and expenses discussed previously.

FFO during the six month year-to-date period of 2000 increased 5.5% to $22.4 million compared to 1999 primarily because of the changes in revenues and expenses discussed previously.

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

We continue to evaluate various properties for acquisition or development, which includes acquiring development properties from Legacy once they are completed. We purchased two retail properties and one office property from Legacy in February 2000 for $28.5 million. In conjunction with these purchases, we assumed two long-term mortgages secured by the two retail properties totaling $7.3 million and one construction loan for $11.0 million related to the office property. We funded these purchases through advances on our revolving line of credit. To the extent that investment opportunities exceed available cash flow from the sources mentioned above, we may raise additional capital through bank credit facilities and/or secured mortgage financing.

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

In June 2000 we borrowed $121.4 million from GMAC Commercial Mortgage Corporation. The GMAC loan is secured by five retail properties located in Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NY; and Roseville, CA. The GMAC loan bears interest at LIBOR plus 98 basis points, 7.6% at June 30, 2000, and is due on June 2004. We used proceeds of the loan to repay outstanding amounts on our existing revolving credit facility with Wells Fargo Bank, AmSouth Bank and Bank One.

In February 2000 we amended our unsecured credit facility with Wells Fargo Bank, AmSouth Bank and Bank One by increasing the facility from $100 million to $125 million and adding BankBoston into the group of banks. In connection with our GMAC loan, we reduced the facility from $125 million of total availability to $75 million of total availability. In connection with the reduction in the credit facility, we wrote-off loan fees of approximately $300,000. The amended facility has a remaining term of two years with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage and other financial ratios. As of June 30, 2000, we owed $4.0 million on this credit facility at an interest rate of 8.04%.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk, nor did we have any derivative financial instruments at June 30, 2000.

Our exposure to market risk for changes in interest rates relates primarily to our unsecured line of credit and GMAC loan. We enter into fixed rate mortgages and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

We had $125.4 million in variable rate debt outstanding at June 30, 2000. Based upon this debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $1.0 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 7, 2000. As of the record date for the meeting, we had 13,309,006 shares of common stock and 23,791,767 shares of preferred stock outstanding.

A proposal to amend our charter allowing preferred stockholders to elect a majority of our Board of Directors until specified events take place was approved as follows:

                                                                                        VOTES              BROKER
                                                 VOTES FOR        VOTES AGAINST       ABSTAINING         NON VOTES
                                              ---------------    ---------------   --------------- -- ---------------
    Preferred stockholders elect majority
       of directors                              14,104,113             88,297           130,676            748,390


Stockholders elected the following Directors at our annual meeting:

                                               VOTES FOR        VOTES WITHHELD
                                             ---------------    ---------------
    COMMON AND PREFERRED STOCK NOMINEES
    Richard B. Muir                              14,801,018            270,458
    Gary B. Sabin                                14,860,147            211,329
    PREFERRED STOCK NOMINEES
    James F. Cahill                              19,224,742            613,390
    Simon M Lorne                                19,234,530            603,602
    Jack McGrory                                 19,220,268            617,864


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are included herein or incorporated by reference:

         (10.1) First Amended and Restated Revolving Credit Agreement dated as of February 14, 2000 among PEI and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit
                  10.32 to Annual Report on Form 10-K of PEI filed with the SEC on March 29, 2000 (File No. 0-20449))

         (10.2) Pro rata share of lenders participating in First Amended and Restated Revolving Credit Agreement dated as of February 14, 2000 among PEI and Wells Fargo Bank, National Association, Bank One, Arizona, NA, AmSouth Bank, Bank Boston and Wells Fargo Bank, NA, as Agent (incorporated by reference to Exhibit
                  10.33 to Annual Report on Form 10-K of PEI filed with the SEC on March 29, 2000 (File No. 0-20449))

         (10.3) Loan Agreement dated June 28, 2000 between Price Owner LLC and GMAC Commercial Mortgage Corporation, including form of Promissory Note, Mortgage and Security Agreement, Assignment of Leases and Rents, Guaranty of Recourse Obligations and Environmental Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of PEI filed with the SEC on July 26, 2000 (File No. 0-20449))

         (27.1)   Financial Data Schedule

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRICE ENTERPRISES, INC.
                                        REGISTRANT

Date:  August 10, 2000                  /s/ Gary B. Sabin
                                        -----------------
                                        Gary B. Sabin
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

Date:  August 10, 2000                  /s/ James Y. Nakagawa
                                        ---------------------
                                        James Y. Nakagawa
                                        CHIEF FINANCIAL OFFICER