Form 10-Q
period 2000-09-30
PRICE ENTERPRISES INC
filed 2000-11-13
CIK 929647

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The registrant had 13,309,006 shares of common stock, par value $.0001 per share, outstanding at November 9, 2000.

                             PRICE ENTERPRISES, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION ...............................................3

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED) ....................................3
  CONSOLIDATED BALANCE SHEETS ................................................3
  CONSOLIDATED STATEMENTS OF OPERATIONS ......................................4
  CONSOLIDATED STATEMENTS OF CASH FLOWS ......................................5
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .................................6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS ...............................................12
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........17

PART II - OTHER INFORMATION .................................................18

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ...................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                             PRICE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                       September 30  December 31
                                                            2000         1999
                                                         ---------    ---------
                                                        (unaudited)      (Note)
Real estate assets
   Land and land improvements                            $ 254,577    $ 248,177
   Building and improvements                               299,826      293,686
   Fixtures and equipment                                      838          394
   Construction in progress                                 12,223        9,942
                                                         ---------    ---------
                                                           567,464      552,199
   Less accumulated depreciation                            (7,936)      (1,330)
                                                         ---------    ---------
                                                           559,528      550,869

Investment in real estate joint ventures                    14,719        4,338
Cash and cash equivalents                                   28,664        2,145
Accounts receivable                                          3,340          697
Income tax receivable                                          258        3,171
Notes receivable                                            19,639           --
Deferred rents                                               2,788          571
Other assets                                                 6,559          767
                                                         ---------    ---------

         Total assets                                    $ 635,495    $ 562,558
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Revolving lines of credit                             $  20,400    $  88,347
   Mortgages and notes payable                             146,823        8,894
   Accounts payable and other liabilities                    4,805        4,057
                                                         ---------    ---------
     Total liabilities                                     172,028      101,298

Commitments

Stockholders' equity
   Series A preferred stock                                353,404      353,404
   Common stock                                                  1            1
   Additional paid-in capital                              112,587      111,670
   Accumulated deficit                                      (2,525)      (3,815)
                                                         ---------    ---------
     Total stockholders' equity                            463,467      461,260
                                                         ---------    ---------
         Total liabilities and stockholders' equity      $ 635,495    $ 562,558
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

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited - amounts in thousands, except per share data)

                                                           Third Quarter           Year-to-Date
                                                        Three Months Ended      Nine Months Ended
                                                           September 30            September 30
                                                      ---------------------   ----------------------
                                                                 Predecessor             Predecessor
                                                        2000        1999        2000        1999
                                                      --------   -----------  --------   -----------
Rental revenues                                       $ 17,976    $ 15,602    $ 52,902    $ 49,883

Expenses
   Operating and maintenance                             2,269       2,078       5,458       6,343
   Property taxes                                        2,088       1,632       6,352       6,249
   Depreciation and amortization                         2,365       3,099       7,152       9,457
   General and administrative                              768         763       2,281       2,208
                                                      --------    --------    --------    --------
         Total expenses                                  7,490       7,572      21,243      24,257
                                                      --------    --------    --------    --------

Operating income                                        10,486       8,030      31,659      25,626

Interest and other
   Interest expense                                     (2,890)     (1,353)     (7,200)     (4,388)
   Interest income                                         555         100       1,292         452
   Equity in earnings of joint ventures                    236          --         295          --
                                                      --------    --------    --------    --------
         Total interest and other                       (2,099)     (1,253)     (5,613)     (3,936)
                                                      --------    --------    --------    --------

Income before gain on sale of real estate                8,387       6,777      26,046      21,690

   Gain on sale of real estate                             249          --         249       4,717
                                                      --------    --------    --------    --------

Net income                                               8,636       6,777      26,295      26,407

Dividends paid to preferred stockholders                (8,354)     (8,316)    (25,005)    (24,947)
                                                      --------    --------    --------    --------

Net income (loss) applicable to common
   stockholders                                       $    282    $ (1,539)   $  1,290    $  1,460
                                                      ========    ========    ========    ========

Net income per common share
   Basic                                              $    .02    $   (.12)   $    .10    $    .11
   Diluted                                                 .02        (.12)        .10         .11

Weighted average common shares outstanding
   Basic                                                13,309      13,304      13,309      13,299
   Diluted                                              13,309      13,304      13,309      13,576

Dividends per preferred share                         $    .35    $    .35    $   1.05    $   1.05

See accompanying notes.

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited - amounts in thousands)

                                                                       Year-to-Date
                                                                    Nine Months Ended
                                                                       September 30
                                                                  ----------------------
                                                                             Predecessor
                                                                     2000        1999
                                                                  ---------  -----------
Operating activities
Net income                                                        $  26,295    $ 26,407
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   7,152       9,457
      Deferred rents                                                 (2,217)     (1,596)
      Equity in earnings of joint venture                              (295)         --
      Gain on sale of real estate                                      (249)     (4,717)
   Changes in operating assets and liabilities:
      Accounts receivable and other assets                           (5,540)      2,121
      Accounts payable and other liabilities                            749      (1,510)
                                                                  ---------    --------
   Net cash flows provided by operating activities                   25,895      30,162

Investing activities
      Additions to real estate assets                               (26,929)    (27,984)
      Proceeds from the sale of real estate assets                   26,071      30,385
      Contributions to real estate joint ventures                   (10,087)       (286)
      Advances on notes receivable                                  (31,005)         --
      Repayments on notes receivable                                 11,366          --
                                                                  ---------    --------
  Net cash flows (used in) provided by investing activities         (30,584)      2,115

Financing activities
      Advances from revolving lines of credit and notes payable     180,690      81,900
      Repayments of revolving lines of credit and notes payable    (125,394)    (91,864)
      Dividends paid                                                (25,005)    (24,947)
      Proceeds from exercise of stock options                           917         115
                                                                  ---------    --------
  Net cash flows provided by (used in) financing activities          31,208     (34,796)
                                                                  ---------    --------
         Net increase (decrease) in cash and cash equivalents        26,519      (2,519)

Cash and cash equivalents at beginning of period                      2,145       3,691
                                                                  ---------    --------
Cash and cash equivalents at end of period                        $  28,664    $  1,172
                                                                  =========    ========

Supplemental cash flow information:
      Cash paid for interest                                      $   7,151    $  4,666

Supplemental schedule of noncash financing activities:
      Assumption of loans to acquire real estate assets              14,686          --

      Receipt of common stock of former tenant in exchange for
        amounts due PEI                                                 812          --

See accompanying notes.

                             PRICE ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2000

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

In accounting for this transaction, we followed Accounting Principles Board Opinion No. 16, "Business Combinations," which requires we treat this transaction as a purchase. In following purchase accounting, we allocated the cost basis of Legacy's investment in our common stock among our assets and liabilities to adjust them to fair value at the time of the completion of the exchange offer. We prepared the consolidated financial statements through November 11, 1999 using PEI's historical basis of accounting and we designated them as the predecessor in our consolidated financial statements. Comparison of PEI's results of operations prior to completion of the exchange offer and after completion of the exchange offer is affected by our purchase accounting adjustments and by adopting Legacy's depreciation policy, discussed elsewhere in this footnote.

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

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

Real Estate Assets and Depreciation

Prior to Legacy's exchange offer for our common stock, we recorded real estate assets at historical costs, and adjusted them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of our real estate assets to fair value. Our balance sheets at September 30, 2000 and December 31, 1999 reflect the new basis of our real estate assets.

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

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

                                  Three Months Ended        Nine Months Ended
                                     September 30              September 30
                                 --------------------      --------------------
                                   2000         1999         2000         1999
                                 -------      -------      -------      -------
Interest incurred                $ 3,316      $ 1,700      $ 8,544      $ 5,146
Interest capitalized                (426)        (347)      (1,344)        (758)

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

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 1 - Organization and Significant Accounting Policies (continued)

New Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in 1999 they voted to delay the effective date of this SFAS by one year. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value. While we are required to implement this standard beginning in 2001, we do not believe it will have a significant impact on our financial statements

Note 2 - Net Income Per Share

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

                                                             Three Months Ended        Nine Months Ended
                                                                September 30              September 30
                                                          -----------------------   -----------------------
                                                             2000         1999         2000         1999
                                                          ----------   ----------   ----------   ----------
Weighted average shares outstanding                       13,309,006   13,304,473   13,309,006   13,298,884
Effect of securities:
    Employee and Director stock options                           --           --           --      276,937
                                                          ----------   ----------   ----------   ----------
Weighted average shares outstanding - assuming dilution   13,309,006   13,304,473   13,309,006   13,575,821
                                                          ==========   ==========   ==========   ==========

Note 3 - Real Estate Properties

Acquisitions

During the third quarter of 2000 we purchased a 50% interest in a joint venture for $1.9 million to develop a shopping center in Bend, OR. During the second quarter of 2000 we purchased a 50% interest in a real estate development joint venture in Westminster, CO from Legacy for an initial payment of $8.1 million. The purchase price was based on the property's existing operating income, with additional payments estimated to be $4.8 million due through the completion of construction.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 3 - Real Estate Properties (continued)

During 2000, we acquired the following properties:

                                                         Date         Purchase         Mortgage
Location                         Description           Acquired     Price (000's)   Assumed (000's)
------------------------------- --------------------- ------------- -------------- ----------------
Middletown, OH                   Retail building        2/9/00        $ 6,709          $ 3,726
Terre Haute, IN                  Retail building        2/9/00          5,762            3,598
San Diego/Rancho Bernardo, CA    Office building (1)   2/25/00         16,025           11,025 (2)
San Diego/Pacific Beach, CA      Land                  7/31/00          4,200               --

      (1)   Property leased back to Legacy
      (2) Indicates maximum construction loan balance. $9.5 million was outstanding at September 30, 2000

We purchased the three buildings from Legacy and we funded these acquisitions through advances on our unsecured revolving credit facility. The land, which was also purchased through an advance on our unsecured revolving credit facility, will be used to build a self storage facility.

During the first quarter of 1999, we acquired a 15 acre parcel of land in Tucson, AZ for $2.6 million which we plan to use for future development. We funded this acquisition through an advance under our unsecured revolving credit facility.

Dispositions

During the third quarter of 2000, we sold the following properties:

                                                        Date        Sales Price
Location                     Description                Sold          (000's)
--------------------------- ------------------------- ------------- ------------
Azusa, CA                    Warehouse (1)            8/25/00         $ 4,200
Sacramento/Bradshaw, CA      Office building (2)      9/18/00          22,100

      (1)   Partial sale - self storage remains
      (2)   Partial sale - sold two of four buildings in office complex

As a result of the sales noted above, we recorded a gain of $249,000. We are using the proceeds from the sale of the properties to purchase additional properties in tax-deferred exchange transactions.

During the second quarter of 1999 we sold two properties in Dallas, TX and Buffalo, NY for $32.5 million and recorded a $4.7 million gain on the sales.

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 4 - Notes Receivable

In February 2000 we loaned $2.8 million to Barclay Group No. 9, Ltd., which bears interest at 25% and matures in December 2001. The loan, secured by a property in Pueblo, CO and by a personal guarantee from the developer, is junior to a construction loan on the property.

During the second quarter of 2000, we executed a $15 million note receivable with Legacy due December 2002. The note was amended in September where Legacy may borrow up to $40.0 million on the note, which bears an interest rate of LIBOR plus 375 basis points (10.25% at September 30, 2000) on the first $15.0 million. Amounts drawn in excess of $15 million shall bear interest at a fixed rate of 12.5% per annum. As of September 30, 2000 Legacy owed $16.5 million on this note at a weighted average interest rate of 10.5%.

Note 5 - Debt

In June 2000, we borrowed $121.4 million from GMAC Commercial Mortgage Corporation. The GMAC loan is secured by five retail properties located in Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NY; and Roseville, CA. The GMAC loan bears interest at LIBOR plus 98 basis points, 7.6% at September 30, 2000, and is due on June 28, 2004. We used proceeds of the loan to repay outstanding amounts on our existing revolving credit facility with Wells Fargo Bank, Fleet National Bank, AmSouth Bank and Bank One.

In connection with our GMAC loan, we reduced the facility from $125 million of total availability to $75 million of total availability. In connection with the reduction in the credit facility, we wrote-off loan fees of approximately $300,000. The amended facility has a remaining term of two years with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage, amounts loaned to Legacy, and other financial ratios. As of September 30, 2000, we owed $20.4 million on this credit facility at an interest rate of 8.03%.

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

                             PRICE ENTERPRISES, INC.

                                   (UNAUDITED)

Note 5 - Debt (continued)

In conjunction with the San Diego/Rancho Bernardo, CA office building purchase from Legacy, we assumed an existing $11.0 million construction loan secured by the property. The loan matures in December 2000 and bears an interest rate of Eurodollar plus 360 basis points. As of September 30, 2000, we owed $9.5 million on this loan at a weighted average interest rate of 9.7%. Legacy reimburses us for the payments on this loan.

Note 6 - Related Party Transactions

Following Legacy's completion of its exchange offer, Legacy took over daily management of PEI, including property management, finance and administration and our self storage business. We reimburse Legacy for these services. We expensed $807,000 for these services during the third quarter of 2000 and $2.3 million for these services for the nine month year-to-date period of 2000, which was based on our historical costs for similar expenses.

During the third quarter of 2000 we recorded $281,000 in interest income from Legacy related to the note receivable discussed in Note 4, and $494,000 for the nine month year-to-date period of 2000.

In conjunction with the San Diego/Rancho Bernardo, CA office building purchase from Legacy discussed in Note 3, we leased the building back to Legacy. This lease has a term of 10 years and pays $450,000 per year in rent, which is based on the $5 million cash portion of the purchase price.

We discuss other related party transactions with Legacy in Note 3, Note 4, Note 5 and Note 7.

Note 7 - Subsequent Events

In October 2000 we purchased an office complex in Scottsdale, AZ from Legacy for $9.7 million. This acquisition was partially funded from the proceeds of the sale of the Azusa property. We also assumed a $2.0 million mortgage secured by the property in connection with this purchase. The mortgage matures February 2006 and bears an interest rate of 8.125%.

In November 2000, we sold a property in Littleton, CO for $2.0 million.

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

Rental Revenues

                                                                        Percent
                                           Amount        Change          Change
                                          -------        ------         -------
3rd Quarter 2000                          $17,976        $2,374           15%
3rd Quarter 1999                           15,602            --           --

Year-to-Date 2000                          52,902         3,019            6%
Year-to-Date 1999                          49,883            --           --

Revenues increased $2.4 million to $18.0 million in the third quarter of 2000 compared to the same period in 1999 primarily because:

      - revenues from properties we owned in both 1999 and 2000 increased $1.5 million
      - properties we acquired during the first quarter of 2000 generated $0.4 million of additional revenues
      - expansion of our self storage business provided an additional $0.4 million

Revenues increased $3.0 million to $52.9 million in the nine month year-to-date period of 2000 compared to the same period in 1999 primarily because:

      - revenues from properties we owned in both 1999 and 2000 increased $2.8 million
      - properties we acquired during the first quarter of 2000 generated $1.0 million of additional revenues
      - expansion of our self storage business provided an additional $0.8 million
      - partially offsetting these increases were revenues from two properties we sold in the second quarter of 1999, which contributed $1.5 million of revenues in the first quarter of 1999

Expenses

                                                                       Percent
                                          Amount        Change         Change
                                         -------        -------        -------
3rd Quarter 2000                         $ 7,490        $   (82)          -1%
3rd Quarter 1999                           7,572             --           --

Year-to-Date 2000                         21,243         (3,014)         -12%
Year-to-Date 1999                         24,257             --           --

Expenses decreased $0.1 million to $7.5 million in the third quarter of 2000 compared to 1999 primarily because:

      - expenses from properties we owned in both 1999 and 2000 were reduced by $0.3 million primarily from a reduction in depreciation expense due to our change to Legacy's accounting policy of depreciating real estate assets
      -     this decrease in expenses was partially offset by:
            - expansion of our self storage business which increased expenses by $0.1 million and
            - properties we acquired in 2000 which increased expenses by $0.1 million

Expenses decreased $3.0 million to $21.2 million in the nine month year-to-date period of 2000 compared to the same period in 1999 primarily because:

      - expenses from properties we owned in both 1999 and 2000 were reduced by $1.9 million primarily from a reduction in depreciation expense due to our change to Legacy's accounting policy of depreciating real estate assets
      -     expenses from two properties we sold in the second quarter of 1999, which contributed $0.9 million of expenses in the prior year
      -     we recovered bad debt expense of $1.0 million previously written off related to the Homeplace bankruptcy, a former tenant
      -     these decreases in expenses were partially offset by:
            - expansion of our self storage business which increased expenses by $0.4 million and
            - properties we acquired in 2000 which increased expenses by $0.3 million

Operating Income

                                                                        Percent
                                           Amount         Change         Change
                                          -------        -------        -------
3rd Quarter 2000                          $10,486         $2,456           31%
3rd Quarter 1999                            8,030             --           --

Year-to-Date 2000                          31,659          6,033           24%
Year-to-Date 1999                          25,626             --           --

Operating income increased for the third quarter and year-to-date periods of 2000 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

                                                                       Percent
                                          Amount         Change         Change
                                         -------         ------        -------
3rd Quarter 2000                          $2,890         $1,537          114%
3rd Quarter 1999                           1,353             --           --

Year-to-Date 2000                          7,200          2,812           64%
Year-to-Date 1999                          4,388             --           --

Interest expense increased $1.5 million in the third quarter of 2000 compared to 1999 because during the third quarter of 2000 we had an average of $161.6 million debt outstanding compared to $95.9 million in the third quarter of 1999. In addition, the average interest rate increased to 7.68% at September 30, 2000 from 6.79% at September 30, 1999. Interest expense increased $2.8 million in the nine month year-to-date period of 2000 compared to 1999 because during the nine month year-to-date period of 2000 we had an average of $137.2 million debt outstanding compared to $99.5 million for the same period in 1999. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

Interest Income

                                                                      Percent
                                          Amount        Change        Change
                                          ------        ------        -------
3rd Quarter 2000                          $  555         $455           455%
3rd Quarter 1999                             100           --            --

Year-to-Date 2000                          1,292          840           186%
Year-to-Date 1999                            452           --

Interest income increased $0.5 million in the third quarter and $0.8 million in the nine month year-to-date period of 2000 compared to the same periods in 1999 primarily because of our interest-bearing notes receivable.

Funds From Operations

                                                 Three Months                Nine Months
                                              Ended September 30          Ended September 30
                                            ----------------------     -----------------------
                                              2000          1999          2000          1999
                                            ---------     --------     ---------     ---------
Net income                                  $  8,636      $ 6,777      $ 26,295      $ 26,407
Depreciation and amortization                  2,365        3,099         7,152         9,457
Gain on sale of real estate                     (249)          --          (249)       (4,717)
                                            --------      -------      --------      --------
         Funds from operations                10,752        9,876        33,198        31,147
Straight-line rents                             (747)        (507)       (2,358)       (1,766)
                                            --------      -------      --------      --------
         Adjusted funds from operations     $ 10,005      $ 9,369      $ 30,840      $ 29,381
                                            ========      =======      ========      ========

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

FFO during the third quarter of 2000 increased 8.9% to $10.8 million compared to 1999 primarily because of the changes in revenues and expenses discussed previously.

FFO during the nine month year-to-date period of 2000 increased 6.6% to $33.2 million compared to 1999 primarily because of the changes in revenues and expenses discussed previously.

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

We continue to evaluate various properties for acquisition or development, which includes acquiring development properties from Legacy once they are completed. We also continue to evaluate other investment opportunities. During the nine month year-to-date period of 2000 we:

      - purchased four properties for $32.7 million. In conjunction with these purchases, we assumed two long-term mortgages secured by two of the properties totaling $7.3 million and one construction loan for $11.0 million related to the office property
      - purchased a 50% interest in two real estate joint ventures for $10.0 million
      - executed a $40.0 million loan facility of which Legacy has borrowed $16.5 million from us as of September 30, 2000. Legacy will use $25 million of this note to complete development on a retail project which we may purchase, consistent with our plan to acquire development properties from Legacy once they are completed. The note bears interest at LIBOR plus 375 basis points on the first $15.0 million and at a fixed rate of 12.5% for any amount outstanding over $15.0 million. At September 30, 2000 the weighted average interest rate was 10.5%

We funded these activities through advances on our revolving line of credit. To the extent that investment opportunities exceed available cash flow from the sources mentioned above, we may raise additional capital through bank credit facilities and/or secured mortgage financing.

We also anticipate obtaining construction loans to fund our retail and self storage development activities.

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We may also participate in tax deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. During the third quarter of 2000 we sold parts of two properties from our portfolio for $26.3 million. We anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds. We are also under contract to sell and are contemplating selling certain other properties. These potential sales may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies.

In June 2000 we borrowed $121.4 million from GMAC Commercial Mortgage Corporation. The GMAC loan is secured by five retail properties located in Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NY; and Roseville, CA. The GMAC loan bears interest at LIBOR plus 98 basis points, 7.63% at September 30, 2000, and is due on June 2004. We used proceeds of the loan to repay outstanding amounts on our existing revolving credit facility with Wells Fargo Bank, AmSouth Bank and Bank One.

In connection with our GMAC loan, we reduced the facility from $125 million of total availability to $75 million of total availability. In connection with the reduction in the credit facility, we wrote-off loan fees of approximately $300,000. The amended facility has a remaining term of two years with an initial interest rate of LIBOR plus 135 basis points. The rate may vary based on our leverage, amounts loaned to Legacy, and other financial ratios. As of September 30, 2000, we owed $20.4 million on this credit facility at an interest rate of 8.03%. Current interest rates on this facility range from 8.03% to 8.48%.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk, nor did we have any derivative financial instruments at September 30, 2000.

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

We had $141.8 million in variable rate debt outstanding at September 30, 2000. Based upon this debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $1.1 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are included herein or incorporated by reference:
            (10.1) First Amended and Restated Promissory Note and Revolving Line
                  of Credit dated September 27, 2000 by and among PEI and Excel Legacy (incorporated by reference to Exhibit 10.3 to Excel Legacy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Commission on November 9, 2000 (File No. 0-23503)).
            (27.1) Financial Data Schedule

      (b)   Reports on Form 8-K
            We filed a report on Form 8-K on July 26, 2000 relating to the $121.4 million we borrowed from GMAC Commercial Mortgage Corporation. We did not file any other reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRICE ENTERPRISES, INC.
                                        Registrant


Date: November 9, 2000                  /s/ Gary B. Sabin
                                        ----------------------------------------
                                        Gary B. Sabin
                                        President & Chief Executive Officer


Date: November 9, 2000                  /s/ James Y. Nakagawa
                                        ----------------------------------------
                                        James Y. Nakagawa
                                        Chief Financial Officer