Form 10-K405
period 2000-12-31
PRICE ENTERPRISES INC
filed 2001-03-19
CIK 929647

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        --------------------------------
                                    FORM 10-K
                        --------------------------------

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the year ended December 31 2000
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock $.0001 Par Value

                      8 3/4% Series A Cumulative Redeemable
                        Preferred Stock $.0001 Par Value
                      ------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No
                                             ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 13, 2001 was $6,062,264 based on the last reported sale price of $5.25 per share on March 13, 2001.

     The number of outstanding shares of the registrant's common stock as of March 13, 2001 was 13,309,006.

     DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 2001.
===============================================================================

                             PRICE ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


PART  I...........................................................................................................3

   ITEM 1 - BUSINESS..............................................................................................3
   ITEM 2 - PROPERTIES...........................................................................................10
   ITEM 3 - LEGAL PROCEEDINGS....................................................................................13
   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................13
   ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT................................................................14

PART  II.........................................................................................................17

   ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................17
   ITEM 6 - SELECTED FINANCIAL DATA..............................................................................18
   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................19
   ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................28
   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................29
   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................53

PART  III........................................................................................................53

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................53
   ITEM 11 - EXECUTIVE COMPENSATION..............................................................................53
   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................53
   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................53

PART  IV.........................................................................................................54

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................54


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

                                     PART I

ITEM 1 - BUSINESS

FORMATION OF THE COMPANY AND SUBSEQUENT TRANSACTIONS
Price Enterprises, Inc. is a REIT incorporated in the state of Maryland. Our principal business is to own, acquire, develop, operate, manage and lease retail real property. We originally incorporated in July 1994 as a Delaware corporation and began operations as a wholly owned subsidiary of Costco Companies, Inc. (Costco), formerly Price/Costco, Inc.

In 1994 Costco spun-off PEI and transferred to PEI the following as part of a voluntary exchange offer:

- substantially all of the real estate assets which historically formed Costco's non-club real estate business segment including four existing Costco warehouses adjacent to certain transferred properties

-    certain merchandising business entities

-    notes receivable from various municipalities and agencies (City Notes)

-    certain other assets

On August 29, 1997, PEI's merchandising businesses, real estate properties held for sale by PEI, the City Notes and certain secured notes receivable from buyers of properties formerly held by PEI were spun-off to PriceSmart, Inc. (PriceSmart), a Delaware corporation and a wholly-owned subsidiary of PEI. Pursuant to a distribution agreement between PEI and PriceSmart (the Distribution) one share of common stock of PriceSmart was distributed for every four shares of common stock held by our stockholders. Since the Distribution, we have engaged in a combination of acquiring, developing, owning, managing and/or selling real estate assets, primarily shopping centers.

The Distribution resulted in our Company becoming eligible to elect Federal tax treatment as a REIT. In addition, we distributed an amount of taxable dividends at least equal to our current and accumulated earnings and profits, much of which represented an allocation from Costco as a result of the spin-off by Costco of PEI in December 1994. By qualifying and maintaining status as a REIT, we substantially eliminate our obligation to pay taxes on income.

On November 12, 1999, Legacy completed its exchange offer for our common stock. In the exchange offer, Legacy acquired approximately 91.3% of our common stock, which represents approximately 77.5% of PEI's voting power. PEI stockholders who tendered their shares of PEI common stock in the exchange offer received from Legacy a total of $8.50 consisting of $4.25 in cash, $2.75 in principal amount of Legacy's 9.0% Convertible Redeemable Subordinated Secured Debentures due 2004 and $1.50 in principal amount of Legacy's 10.0% Senior Redeemable Secured Notes due 2004 for each share of PEI common stock. Holders of PEI's 8 3/4% Series A Cumulative Reedemable Preferred Stock (Series A Preferred Stock) have the right to elect a majority of our Company's board of directors.

OVERVIEW OF THE COMPANY'S BUSINESS
Our current property portfolio substantially consists of shopping centers leased to major retail tenants including Costco, The Sports Authority, The Home Depot, Lowe's, Kmart, Marshalls, and Borders Books and Music. We receive approximately 62% of annual minimum rents from tenants with investment grade credit ratings.

For a description of our properties and of material developments during the year regarding these investments and our Company as a whole please refer to "Item 2 - Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Our business strategy is to continue to enhance the value and operating income of our portfolio by, among other things, completing the development and leasing of existing properties and acquiring new investment properties. In making new real estate investments, we emphasize acquiring well-located income-producing commercial properties, principally occupied by credit rated tenants with attractive yields and potential for increases in income and capital appreciation. In addition, we will, from time to time, consider disposing or exchanging existing investments in order to improve our investment portfolio or increase our funds from operations. We continuously evaluate our properties and review potential strategies of repositioning or redeveloping our properties in order to maximize FFO and enhance property values. Our investment and portfolio management goal is maximizing long-term FFO. We also own and operate a self storage business, "Price Self Storage," with four facilities open in southern California at year end. In addition to the self storage business, our portfolio includes two office properties (Sacramento/Bradshaw, CA and Scottsdale, AZ) and one multi-use property (San Diego, CA) which includes retail, office and self storage. Our portfolio also includes joint venture investments, notes receivable, and land held for development.

Through Legacy's personnel, we provide property management for all but one of our properties. Self-management enables us to more closely control leasing and management of our property. Internal property management also provides opportunities for operating efficiencies by enabling us to acquire additional properties without proportionate increases in property management expenses. Our property management program is implemented by property management and leasing professionals located in offices in San Diego, CA, Fountain Valley, CA and Sterling, VA. We also have an office in Salt Lake City, UT which coordinates the acquisition and disposition of our properties

Our operating results depend on:

- performance and continuing viability of the existing tenants in our current real estate investment portfolio
- the existence of new replacement tenants
- competition from other retail centers and other forms of retail shopping, including internet commerce

Our growth depends on:

- availability of attractive new real estate investment opportunities
- increased returns from our existing real estate investment properties
- cost of capital related to new real estate investments

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

SIGNIFICANT TENANTS
Our Company's eight largest tenants account for approximately 45% of our total GLA and approximately 53% of our total annual minimum rent revenues. We show certain information about these tenants in the following table (dollars in thousands):


                                                      PERCENT OF      ANNUAL       PERCENT OF
                            NUMBER     AREA UNDER     GLA UNDER      MINIMUM      TOTAL ANNUAL
TENANT                    OF LEASES   LEASE (SQ. FT)    LEASE          RENT       MINIMUM RENT
------                    ---------   --------------  ----------    ---------     ------------
Costco                          4         618,192       15.8%        $8,484.7       18.7%
The Sports Authority            7         298,217        7.6%         3,720.4        8.2%
The Home Depot                  2         214,173        5.5%         2,775.2        6.1%
AT&T Wireless                   1         156,576        4.0%         2,415.7        5.3%
Kmart                           1         110,054        2.8%         2,027.2        4.5%
Marshall's                      2          87,968        2.2%         1,889.5        4.2%
Borders Books and Music         2          62,999        1.6%         1,655.7        3.7%
Lowe's                          2         230,659        5.9%         1,207.8        2.7%
                          ---------   -------------   ----------     --------     ------------
                               21       1,778,838       45.4%       $24,176.2       53.4%
                          =========   =============   ==========    =========     ============


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

CORPORATE HEADQUARTERS
Our headquarters are located at 17140 Bernardo Center Drive Suite 300, San Diego, CA, 92128, and we believe that our current facilities meet our expected requirements over the next 12 months. Our telephone number is (858) 675-9400.

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

MARKET FORCES IN THE RETAIL INDUSTRY COULD AFFECT OUR ABILITY TO LEASE SPACE. In recent years, there has been a proliferation of new retailers and a growing consumer preference for value-oriented shopping alternatives, such as internet commerce, that have heightened competitive pressures. In certain areas of the country, there may also be an oversupply of retail space. As a consequence, many companies in all sectors of the retailing industry have encountered significant financial difficulties. A substantial portion of our income comes from rental revenues from retailers in shopping centers. Accordingly, no assurance can be given that our financial results will not be adversely affected by these developments in the retail industry.

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

RELIANCE ON MAJOR TENANTS. As of December 31, 2000, our largest tenant was Costco which accounted for approximately 18.7% of our total annual minimum rent revenue. In addition to our four properties where Costco is the major tenant, Costco warehouses are adjacent to an additional 12 of our properties. If Costco were to terminate a lease with us or a lease for space adjacent to our properties, certain of our tenants at such properties would have rights to reduce their rent or terminate their leases. In addition, tenants at such properties, including those with termination rights, could elect not to extend or renew their lease at the end of the lease term. Our financial position, results of operations and our ability to make distributions may be adversely affected by financial difficulties experienced by Costco, or any of our other major tenants, including a bankruptcy, insolvency or general downturn in business of any major tenant, or in the event any major tenant does not renew their leases as they expire.

CONTROL BY SERIES A PREFERRED STOCKHOLDERS. Robert E. Price and Sol Price, significant stockholders of PEI, beneficially owned as of December 31, 2000 an aggregate of approximately 11.1 million shares, or 46% of the outstanding Series A Preferred Stock. The holders of PEI's Series A Preferred Stock are entitled to elect a majority of our board of directors until:

     - less than two million shares of our Series A Preferred Stock remain outstanding,
     - Legacy makes an offer to purchase any and all outstanding shares of the Series A Preferred Stock at a cash price of $16.00 per share, and purchase all shares duly tendered and not withdrawn,
     - our directors (1) issue any equity securities without unanimous approval of our board or (2) fail to pay dividends on our common stock in an amount equal to 100% of our taxable income or an amount necessary to maintain our status as a REIT, or in an amount equal to the excess, if any, of our funds from operations, less preferred stock dividends, over $7.5 million, or
     - our board of directors, by unanimous vote, terminate the rights of the holders of Series A Preferred Stock to elect a majority of the directors

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

TAXATION OF THE COMPANY. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code), beginning with the four months ended December 31, 1997. To maintain our status as a REIT for Federal income tax purposes, we generally are required each year to distribute to our stockholders at least 95% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain). Beginning in 2001 this requirement changes to where we will be required to distribute at least 90% of our REIT taxable income to our stockholders to maintain our status as a REIT. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain income for the calendar year and any amount of such taxable income that was not distributed in prior years. As long as we meet the requirements under the Code for qualification as a REIT each year, we will be entitled to a deduction when calculating our taxable income for dividends paid to our stockholders. We will be subject to tax on our income, however, to the extent it is not distributed. For us to qualify as a REIT, certain detailed technical requirements must be met (including certain income, asset and stock ownership tests) under the Code provisions for which, in many cases, there are only limited judicial or administrative interpretations. Although we intend to operate so that we will continue to qualify as a REIT, the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances preclude any assurance that we will so qualify in any year. For any taxable year that we fail to qualify as a REIT, we would not be entitled to a deduction for dividends paid to our stockholders in calculating our taxable income. Consequently, distributions to our stockholders would be substantially reduced and could be eliminated because of our increased tax liability. Should our qualification as a REIT terminate, we may not be able to elect to be treated as a REIT for the subsequent five-year period, which would substantially reduce and could eliminate distributions to our stockholders for the years involved.

ITEM 2 - PROPERTIES

OVERVIEW

At December 31, 2000, we owned 30 commercial real estate properties and held one property with a 19-year ground lease, in addition to land in Tucson, AZ, Temecula, CA, and San Diego/Pacific Beach, CA held for future development. These properties encompass approximately 4.4 million square feet of GLA and were 95% leased. The five largest properties include 1.5 million square feet of GLA that generate annual minimum rent of $24.6 million, based on leases existing as of December 31, 2000.

Included in the properties we owned at December 31, 2000 are four self storage facilities. One of these facilities, San Diego, CA, is located on the same site as our commercial property. Our commercial property located in Azusa, CA was sold during the year, but we retained the self storage facility. The other two self storage facilities are stand-alone properties. At year end, these facilities had 0.7 million square feet of GLA and were 96% occupied.

We also have a 50% interest in three joint ventures which own retail properties in Fresno, CA, Bend, OR, and Westminster, CO.

Here is the geographic concentration of our Company's properties at December 31, 2000, excluding our joint ventures in Fresno, Bend, and Westminster:


                                       NUMBER OF    PERCENT OF MINIMUM
        STATE                          PROPERTIES       ANNUAL RENT
        -----                          ----------   ------------------
        Northeastern States
              New York                      2             18%
              Virginia                      2             16%
              New Jersey                    2             11%
              Pennsylvania                  1              7%
              Massachusetts                 1              4%
              Maryland                      1              4%
              Connecticut                   1              2%
                                       ----------   ------------------
        Total Northeastern                 10             62%

        Midwestern States
              Indiana                       1              1%
              Ohio                          1              1%
                                       ----------   ------------------
        Total Midwestern                    2              2%

        Western States
              California                   16             32%
              Arizona                       2              3%
              Colorado                      1              1%
                                       ----------   ------------------
        Total Western                      19             36%

        Total                              31            100%


PROPERTY TABLE
Amounts shown for annual minimum rents are based on executed leases as of December 31, 2000. We made no allowances for contractually-based delays to commencement of rental payments. Due to the nature of real estate investments, our actual rental income may differ from amounts shown in this schedule. The following table describes our portfolio of real estate properties as of December 31, 2000. Self storage properties are shown separately from our commercial portfolio.


REAL ESTATE PORTFOLIO                LEASES IN EFFECT AS OF DECEMBER 31, 2000
                                   --------------------------------------------
                                    NUMBER       GROSS                 ANNUAL                                    % OF
                                     OF        LEASABLE     PERCENT    MINIMUM                                   G.L.A.    LEASE
                                   TENANTS    AREA (SQ FT)  LEASED     RENT (1)  PRINCIPAL TENANTS              (SQ FT)    EXPIRES
                                   -------    ------------  -------    --------  -----------------              --------   -------
                                                 (000's)               ($000's)
COMMERCIAL PROPERTIES
---------------------
Westbury, NY                            8         398.6      100%      $7,765.0  COSTCO                          37%           2009
                                                                                 KMART                           28%           2013
                                                                                 MARSHALLS                       11%           2009
                                                                                 THE SPORTS AUTHORITY            11%           2013
                                                                                 BORDERS BOOKS                    8%           2019

Pentagon City, VA                       9         336.8      100%       6,928.6  COSTCO                          50%           2009
                                                                                 MARSHALLS                       13%           2010
                                                                                 BEST BUY                        11%           2010
                                                                                 LINENS'N THINGS                 10%           2010
                                                                                 BORDERS BOOKS                   10%           2010

Wayne, NJ                               5         343.9       93%       4,368.7  COSTCO                          43%           2009
    (includes 23,000 sq. ft. of                                                  LACKLAND STORAGE                17%           2012
    vacant storage space)                                                        THE SPORTS AUTHORITY            13%           2012
                                                                                 NOBODY BEATS THE WIZ            11%           2018

Philadelphia, PA                       22         308.7       98%       3,085.6  THE HOME DEPOT                  36%           2009
                                                                                 BABYS R US                      13%           2006
                                                                                 AMC THEATERS                    12%           2015
                                                                                 ACME SUPERSAVER                 11%           2000

Sacramento/Bradshaw, CA                 1         156.6      100%       2,415.7  AT&T                           100%           2006

Roseville, CA                          19         188.5      100%       2,415.3  THE SPORTS AUTHORITY, LINENS `N THINGS,
                                                                                 ROSS STORES

Signal Hill, CA                        13         154.8       97%       2,335.7  THE HOME DEPOT, PETSMART
Seekonk, MA                            12         213.9       98%       1,954.2  DON MAR CREATIONS, THE SPORTS AUTHORITY,
                                                                                 CIRCUIT CITY

Glen Burnie, MD                        10         154.6       87%       1,699.8  THE SPORTS AUTHORITY, PETSMART, COMPUTER CITY,
                                                                                 STAPLES

San Diego, CA (2)                       3         443.2      100%       1,661.7  COSTCO, CHARLOTTE RUSSE

San Diego/Rancho San Diego, CA         19          98.4       97%       1,198.9  RITE AID, ROSS STORES, PETCO
Scottsdale, AZ                         22          68.0       79%       1,072.3  RAS MANAGEMENT, GREATER PHOENIX
San Diego/Carmel Mountain, CA           7          35.0      100%         941.7  CLAIM JUMPER, MCMILLIN REALTY, ISLANDS
Inglewood, CA                           1         119.9      100%         926.6  HOMEBASE
Moorestown, NJ (leased land)            3         177.1       37%         738.0  THE SPORTS AUTHORITY

Northridge, CA                          2          22.0      100%         734.0  BARNES & NOBLE, FRESH CHOICE
New Britain, CT                         1         112.4      100%         671.1  WAL-MART
Middletown, OH                          1         126.4      100%         650.0  LOWE'S
San Juan Capistrano, CA                 6          56.4      100%         610.8  PETSMART, STAPLES
Terre Haute, IN                         1         104.3      100%         557.8  LOWE'S

Smithtown, NY                           1          55.6      100%         500.7  LEVITZ FURNITURE
Hampton, VA                             2          45.6      100%         452.4  THE SPORTS AUTHORITY, COMMERCE BANK
San Diego/Rancho Bernardo, CA           1          82.5      100%         450.0  EXCEL LEGACY (MASTER LEASE)
Redwood City, CA                        2          49.4      100%         418.8  ORCHARD SUPPLY (GROUND LEASE)
Tucson, AZ                             11          40.1      100%         408.1  PETSMART

Denver/Aurora, CO                       1           7.3      100%         164.3  RED ROBIN
San Diego/Southeast, CA                 2           8.9      100%         150.4  NAVY FEDERAL C.U., BURGER KING
Chula Vista/Rancho del Rey, CA          1           6.7      100%          75.0  BURGER KING (GROUND LEASE)
                                   -------    ------------  -------    --------
TOTAL COMMERCIAL PROPERTIES           186       3,915.6       95%     $45,351.2
                                   -------    ------------  -------    --------


(1) Annual Minimum Rent does not include percentage rents, expense reimbursements, revenue from month-to-month leases, or rents expiring in 2001.
(2) Price Self Storage is also located at this property.


                                    AS OF DECEMBER 31, 2000
                                  ---------------------------
                                  GROSS LEASEABLE     PERCENT
                                    AREA (SQ FT)      LEASED
                                  ---------------     -------
                                      (000'S)
SELF STORAGE PROPERTIES
-----------------------
San Diego/Murphy Canyon, CA               250.8         99%
San Diego, CA (1)                          89.6         99%
Azusa, CA                                  84.3         99%
Solana Beach, CA (2)                      238.0         91%
                                  ---------------     -------
TOTAL SELF STORAGE PROPERTIES             662.7         96%
                                  ---------------     -------

(1) GLA of this facility is also included in GLA for the San Diego, CA commercial property location listed above.
(2) Expansion of this facility was completed during the year and includes 100,000 square feet of indoor RV and boat storage.

The annual gross potential rent for the four operating self storage facilities is $7.2 million. Gross potential rent equals the GLA times the average rent per square foot. Revenues from our self storage properties contributed 8.7% of total revenues during the year ended December 31, 2000.

We also own land in Temecula, CA currently under development with Wal-Mart as a principal tenant. Our 50% interest in three joint ventures located in Fresno, CA, Bend, OR, and Westminster, CO are also under various stages of development.

PENDING REAL ESTATE TRANSACTIONS
Since December 31, 2000 we executed four leases for approximately 6,000 square feet of GLA. These new leases will generate $133,000 in annual minimum rents. We also sold one property and purchased land for future development. We are also currently in negotiations to sell additional commercial properties as well as evaluating various properties for acquisition.

ITEM 3 - LEGAL PROCEEDINGS

From time to time we may be involved in litigation arising in the ordinary course of business. We are not currently a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers at the date of this report are:


NAME                                          AGE   TITLE
----                                          ---   -----
Gary B. Sabin ...........................     46    President and Chief Executive Officer

Richard B. Muir .........................     45    Executive Vice President, Chief Operating Officer

Kelly D. Burt ...........................     43    Executive Vice President - Development

S. Eric Ottesen .........................     45    Senior Vice President, General Counsel and Secretary

James Y. Nakagawa .......................     35    Chief Financial Officer

Graham R. Bullick, Ph.D..................     50    Senior Vice President - Capital Markets

Mark T. Burton ..........................     40    Senior Vice President - Acquisitions

John A. Visconsi ........................     56    Senior Vice President - Leasing/Asset Management

William J. Hamilton......................     43    Senior Vice President - Self Storage

William J. Stone.........................     57    Senior Vice President - Retail Development

Susan M. Wilson..........................     43    Senior Vice President - Mixed Use/Development


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

S. Eric Ottesen has served as Senior Vice President, General Counsel and Secretary of our Company since since November 1999. Mr. Ottesen also has served as Senior Vice President, General Counsel and Assistant Secretary of Legacy since its formation. Mr. Ottesen served as Senior Vice President - Legal Affairs and Secretary of New Plan Excel from September 1998 to April 1999. Mr. Ottesen served as Senior Vice President, General Counsel and Assistant Secretary of Excel Realty Trust from September 1996 to September 1998. From 1987 to 1995, Mr. Ottesen was a senior partner in a San Diego law firm.

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

William J. Hamilton has served as Senior Vice President of our Company and Legacy since November 1999 and as President of Price Self Storage, a unit of our Company since its inception in August 1996. From August 1995 to July 1996, Mr. Hamilton served as Executive Vice President of Price Quest, a subsidiary of PEI that had various retailing divisions. From November 1994 to August 1995, he was a Vice President of PEI. From October 1993 to November 1994, Mr. Hamilton was a Vice President of PriceCostco. Mr. Hamilton is also a Senior Vice President - Self Storage of Legacy.

William J. Stone has served as a Senior Vice President - Retail Development of our Company and Legacy since December 1999. From November 1994 to December 1999 Mr. Stone served as the Executive Vice President of DDR/Oliver McMillan, where he oversaw the development of urban retail/entertainment redevelopment projects. Prior to joining DDR/Oliver McMillan and since 1975, Mr. Stone was an executive with several nationally recognized firms in the regional shopping center industry, most recently with TrizecHahn, Inc.

Susan M. Wilson has served as Senior Vice President - Mixed Use/Development of our Company and Senior Vice President - Office/Industrial/Hospitality of Legacy since December 1999. Ms. Wilson joined Legacy in May 1998. From May 1992 to May 1998, Ms. Wilson owned and operated her own real estate development and property management firm specializing in office, industrial and multi-family projects.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICES

Our common stock and Series A Preferred Stock trades on the Nasdaq National Market under the symbols PREN and PRENP, respectively. August 17, 1998 we distributed one share of 8 3/4% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for every one share of common stock owned by our stockholders on July 30, 1998. The Series A Preferred Stock began trading on August 18, 1998 under the symbol PRENP. The table below provides the high and low sales prices of our common stock and Series A Preferred Stock for the period indicated, as reported by the Nasdaq National Market.


                                                     Common Stock                     Preferred Stock
                                               ------------------------           ------------------------
                                                High           Low                 High            Low
                                               --------      ----------           ---------      ---------
Calendar Year --- 1998
    First Quarter                              20 1/4        18                         ---         ---
    Second Quarter                             19 1/2        17 3/8                     ---         ---
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


Calendar Year --- 2000
    First Quarter                               7 5/8         7 1/16                 14  5/8     13 1/4
    Second Quarter                              7 1/2         6 1/2                  15  3/8     13 5/8
    Third Quarter                               6 7/8         4 1/2                  15  1/16    14 5/16
    Fourth Quarter                              5 1/4         3 5/8                  14  15/16   14

On March 13, 2001, the last reported sales price per share of our common stock was $5.25, and we had approximately 200 common stockholders of record plus those who hold their shares in street name.

In October 1998, we completed a tender offer and purchased approximately 10.5 million shares of our common stock for $5.50 per share totaling $57.6 million. We now have approximately 13.3 million shares of common stock outstanding, including 12.2 million shares held by Legacy as a result of Legacy's exchange offer which was completed in November 1999.

DIVIDENDS

For years beginning after January 1, 2001, we intend to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) to maintain our qualification as a REIT.

During 2000, we declared and paid four quarterly dividends of $0.35 on each share of Series A Preferred Stock for a total of $1.40 per share or $33.4 million. Prior to the distribution of Series A Preferred Stock, we paid dividends on our common stock. Beginning with our November 1998 dividend payment, dividends of $1.40 per year are now paid on the Series A Preferred Stock. Any dividends required to be paid in excess of $1.40 will be paid to our common stockholders.

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

ITEM 6 - SELECTED FINANCIAL DATA

The following selected data should be read in conjunction with our financial statements and accompanying notes located elsewhere in this Form 10-K and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." (amounts in thousands, except per share data)

                                                                                          FOUR MONTHS ENDED
                                                       YEAR ENDED DECEMBER 31                 DECEMBER 31     YEAR ENDED AUGUST 31
                                            ------------------------------------------  --------------------  --------------------
                                               2000       1999       1998       1997       1997       1996       1997       1996
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Statement of Operations Data
    Rental revenues                         $  70,771  $  66,667  $  62,485  $  56,067  $  18,170  $  18,941  $  56,838  $  56,221
    Operating income                           41,847     35,143     31,393     23,289      9,045      8,178     22,422      5,829
    Income from continuing
        operations                             34,292     32,671     29,429     29,003     17,508      7,590     19,085      8,340
    Discontinued operations                      --         --         --       (1,625)      --       (3,235)    (4,860)    (8,250)
    Net income                                 34,292     32,671     29,429     27,378     17,508      4,355     14,225         90
    Net income (loss) per share
        from continuing operations - basic        .07       (.05)       .97       1.23        .74        .33        .82        .36
    Cash dividends per share                     1.40       1.40       1.40       1.25        .35        .30       1.20       --

                                                             AS OF DECEMBER 31                      AS OF AUGUST 31
                                                ----------------------------------------------    ---------------------
                                                   2000        1999         1998        1997         1997         1996
                                                ---------   ---------    ---------   ---------    ---------   ---------
Balance Sheet Data
    Real estate assets, net                     $ 545,800   $ 550,869    $ 418,507   $ 353,056    $ 337,139   $ 337,098
    Total assets                                  662,405     562,558      457,352     408,478      403,757     540,325
    Mortgages and notes payable                   150,709       8,841        8,911        --           --          --
    Series A preferred stock                      353,404     353,404      353,404        --           --          --
    Total stockholders' equity                    463,109     461,260      344,811     406,624      396,476     532,899

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read Management's Discussion and Analysis, it may be helpful to refer to our financial statements and accompanying notes beginning on page 29. In Management's Discussion and Analysis we explain the changes in specific line items in the statements of operations. Where changes are due to more than one reason, we list the reasons in order of importance.

INTRODUCTION

In Management's Discussion and Analysis of Financial Conditions and Results of Operations we explain our general financial condition and results of operations including:

       - results of operations
       - why revenues, costs and earnings changed from the prior period
       - funds from operations (FFO)
       - how we used cash for capital projects and dividends during 1998 through 2000 and how we expect to use cash in 2001
       - where we plan on obtaining cash for future dividend payments and future capital expenditures

Because of Legacy's exchange offer for our common stock, we report operating results for the year ended December 31, 1999 divided between the periods of January 1, 1999 to

November 11, 1999 and November 12, 1999 to December 31, 1999, due to a new basis of accounting as required by generally accepted accounting principles. For purposes of this discussion however, we combined these two periods of 1999 to make an equivalent twelve month period in order to compare operating results with the years ended December 31, 2000 and 1998.

RESULTS OF OPERATIONS

RENTAL REVENUES

                                              RENTAL                    PERCENT
                                             REVENUES      CHANGE       CHANGE
                                             --------      ------       ------
         2000 - Year ended December 31        $70,771      $4,104         6%
         1999 - Year ended December 31         66,667        ---         ---

         1999 - Year ended December 31         66,667       4,182         7%
         1998 - Year ended December 31         62,485        ---         ---

Revenues increased $4.1 million to $70.8 million in 2000 compared to 1999 because:

     - revenues from properties we owned in both 1999 and 2000 increased $3.2 million, primarily due to additional leasing activity and additional expense reimbursement revenue

     - properties we acquired during 2000 generated $2.0 million of additional revenues

     - expansion of our self storage business provided an additional $1.2 million of revenues

     -    partially offsetting these increases were:

          - revenues from two properties we sold in the second quarter of 1999, which contributed $1.5 million of revenues in the prior year and

          - revenues from properties sold during 2000 decreased $0.8 million compared to 1999

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

     - revenues from properties we owned in both 1998 and 1999 increased $0.8 million

     -    partially offsetting these increases were:

          - revenues from two properties which we sold in the second quarter of 1999, which contributed $2.1 million of revenues in the prior year and

          - a reduction in revenues of $0.8 million due to the Caldors bankruptcy, a former tenant at our Moorestown, NJ location

The impact in 1999 of our new accounting basis for the straight-line accrual of future rental income, due to Legacy's acquisition of our common stock, was not material.

EXPENSES

                                                                      PERCENT
                                             AMOUNT       CHANGE      CHANGE
                                            -------      -------      -------
         2000 - Year ended December 31      $28,924      $(2,600)       -8%
         1999 - Year ended December 31       31,524         ---         ---

         1999 - Year ended December 31       31,524          432        1%
         1998 - Year ended December 31       31,092         ---         ---

Expenses decreased $2.6 million to $28.9 million in 2000 compared to 1999 primarily because:

          - depreciation expense decreased $2.1 million due to our change to Legacy's accounting policy of depreciating real estate assets and due to properties sold during 1999 and 2000

          - bad debt expense decreased $0.6 million, primarily due to a recovery of amounts previously written off related to the Homeplace bankruptcy, a former tenant

          - properties we sold during 2000 contributed an additional $0.4 million to expenses in the prior year

          - properties we sold in the second quarter of 1999 contributed $0.6 million of expense in 1999

          -    these decreases in expenses were partially offset by:

               - expansion of our self storage business, which increased expenses by $0.4 million

               - properties we acquired during 2000, which increased expenses by $0.2 million and

               - general and administrative expenses, which increased $0.3 million over the prior year

Expenses increased $0.4 million to $31.5 million in 1999 compared to 1998 primarily because:

          - properties we acquired after the first quarter of 1998 increased expenses $0.6 million

          - expansion of our self storage business increased expenses $1.1 million

          -    these increases in expenses were partially offset by:

          - properties we sold in the second quarter of 1999 which reduced expenses by $1.6 million and

          - by the reduction of bad debt expense of $0.7 million resulting in part from recovery of amounts previously written off related to the Bradlee's bankruptcy, a former tenant at our Seekonk, MA property

The impact in 1999 of our new accounting basis for real estate asset depreciation, due to Legacy's acquisition of our common stock, was not material.

OPERATING INCOME

                                                                          PERCENT
                                                AMOUNT         CHANGE     CHANGE
                                                -------        ------     ------
         2000 - Year ended December 31          $41,847        $6,704       19%
         1999 - Year ended December 31           35,143           ---      ---

         1999 - Year ended December 31           35,143         3,750       12%
         1998 - Year ended December 31           31,393           ---      ---

Operating income increased for 2000 and 1999 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

INTEREST EXPENSE

                                                                        PERCENT
                                                AMOUNT        CHANGE    CHANGE
                                                -------       ------    ------
         2000 - Year ended December 31          $10,931       $5,057       86%
         1999 - Year ended December 31            5,874          ---      ---

         1999 - Year ended December 31            5,874        3,063      109%
         1998 - Year ended December 31            2,811          ---      ---

During 2000, interest expense increased $5.1 mllion compared to 1999 because:

          - our average debt outstanding in 2000 was $174.5 million compared to $90.0 million in 1999, which relates primarily to additional borrowings which were used to purchase properties and to provide loans to Legacy and other real estate developers

          - the weighted average interest rate related to our credit facility increased from 7.5% at December 31, 1999 to 8.0% at December 31, 2000

          - we recorded $0.5 million of interest expense related to the assumptions of loans on the Terre Haute, IN, Middletown, OH, and Scottsdale, AZ properties purchased in 2000

          - interest expense is net of $2.1 million interest capitalized to real estate assets

During 1999, interest expense increased $3.1 million compared to 1998 because:

          - we recorded $6.3 million in interest expense related to our unsecured revolving credit facilities because our average debt outstanding in 1999 was $90.0 million compared to $21.5 million in 1998, which relates primarily to the borrowing of $57.6 million for our common stock repurchase in November 1998

          - we recorded $0.8 million in interest expense related to the note payable associated with our San Diego/Murphy Canyon, CA self storage facility purchase

          - interest expense is net of $1.2 million interest capitalized to real estate assets

We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-K.

INTEREST INCOME

                                                                         PERCENT
                                                AMOUNT        CHANGE     CHANGE
                                                ------        ------     ------
         2000 - Year ended December 31          $2,708        $2,204      437%
         1999 - Year ended December 31             504        ---         ---

         1999 - Year ended December 31             504         (159)      -24%
         1998 - Year ended December 31             663        ---         ---

Interest income increased $2.2 million to $2.7 million in 2000 compared to 1999 primarily because:

         -    our note receivable with Legacy earned interest of $1.0 million

         - our notes receivable with other real estate developers earned interest of $0.7 million

         - we recorded $0.5 million in interest income on higher cash balances

Interest income decreased $0.2 million to $0.5 million in 1999 compared to 1998 primarily because of lower cash balances in 1999 and we used available cash and began borrowing in the second quarter of 1998 to fund acquisitions.

GAIN ON SALE OF REAL ESTATE AND INVESTMENTS (NET)

                                                                       PERCENT
                                               AMOUNT      CHANGE      CHANGE
                                               ------      -------     ------
         2000 - Year ended December 31         $  164      $(4,553)      -96%
         1999 - Year ended December 31          4,717        ---          ---

         1999 - Year ended December 31          4,717        4,533      2464%
         1998 - Year ended December 31            184        ---          ---

During 2000, we sold the following properties for a gain of $0.2 million:

                 LOCATION                         DESCRIPTION                DATE               SALES PRICE
   -------------------------------------   --------------------------   ---------------     ------------------
   Azusa, CA                                 Warehouse (1)                  8/25/00               $ 4,200
   Sacramento\Bradshaw, CA                   Office Building (2)            9/18/00                22,100
   Littleton, CO                             Retail Building                11/3/00                 2,030
   Fountain Valley/Stockton, CA              Retail Buildings              11/20/00                22,291

     (1)  PARTIAL SALE - SELF STORAGE REMAINS

     (2)  PARTIAL SALE - SOLD TWO OF FOUR BUILDINGS IN OFFICE COMPLEX

During 1999 we sold the following properties for a gain of $4.7 million:

                LOCATION                         DESCRIPTION                 DATE               SALES PRICE
   -------------------------------------   --------------------------   ---------------     ------------------
   Buffalo, NY                               Retail building (vacant)        4/1/99               $ 6,100
   Dallas, TX                                Shopping center                4/22/99                26,400

MERGER RELATED COSTS

In connection with the completion of Legacy's exchange offer in November 1999, we expensed $1.8 million as follows:

                                                                   AMOUNT
                                                                   ------
      Vesting of preferred stock options                           $  934
      Accounting and legal                                            327
      Other                                                           558
                                                                   ------
                                                                   $1,819
                                                                   ------

Because our transaction with Legacy resulted in a change of control in our Company, we expensed $0.9 million related to the accelerated vesting of preferred stock options as required by generally accepted accounting principles.

FUNDS FROM OPERATIONS

                                                                 YEAR ENDED DECEMBER 31
                                                          ----------------------------------
                                                            2000         1999         1998
                                                          -------       -------      -------
Net income before provision for income taxes              $34,292       $32,671      $29,429
Depreciation and amortization                               9,558        11,825       12,471
PEI's share of depreciation of joint ventures                 240         ---           ---
Gain on sale of real estate and investments, net            (164)       (4,717)         ---
Other                                                       ---           ---            509
                                                          -------       -------      -------
         Funds from operations (FFO)                       43,926        39,779       42,409
Straight-line rents                                       (3,064)       (2,498)      (2,654)
                                                          -------       -------      -------
         Adjusted FFO                                     $40,862       $37,281      $39,755
                                                          =======       =======      =======

Net cash provided by operating activities                 $35,223       $43,660      $40,427

Real estate industry analysts generally consider FFO as another measurement of performance for real estate-oriented companies. In general, FFO adjusts net income for noncash charges such as depreciation, amortization and most non-recurring gains and losses. The National Association for Real Estate Investment Trusts (NAREIT), defines FFO as net income, excluding depreciation and amortization expense, and gains (losses) from certain sales of property. We also exclude provisions for asset impairments and gains (losses) from sale of investments when we calculate FFO. We also adjust the NAREIT definition to eliminate straight-line rents in adjusted FFO because of their significance in our operations. Straight-line rent accruals are noncash revenues associated with fixed future minimum rent increases.

FFO during 2000 increased 10% to $43.9 million compared to 1999 because:

          - properties we owned in both 1999 and 2000 increased FFO $2.3 million

          -    properties we acquired during 2000 increased FFO $1.6 million

          - interest income on our outstanding notes receivable and higher cash balances increased FFO $2.2 million

          - we expensed $1.8 million in merger costs in 1999 related to our transaction with Legacy

          -    expansion of our self storage business increased FFO $0.8 million

          - joint venture income contributed $0.5 million to FFO in the current year

          -    these increases to FFO were partially offset by:

               -    additional interest expense which reduced FFO $5.1 million

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

          - Caldors, a former bankrupt tenant at our Moorestown, NJ location reduced FFO $0.8 million

          -    these increases in expenses were partially offset by:

               - properties we acquired in 1998 which increased FFO $3.6 million

               - expansion of our self storage business which increased FFO $1.0 million

The impact on FFO in 1999 of our new accounting basis due to Legacy's acquisition of our common stock was not material.

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

We continue to evaluate various properties for acquisition or development, which includes acquiring development properties from Legacy once they are completed. We also continue to evaluate other investment opportunities. In 2001 we anticipate borrowing available amounts on our credit facility to fund these acquisition and development opportunities. We may also choose to seek additional funds through issuing new equity. We anticipate obtaining construction loans to fund our retail and self storage development activities. During the year ended December 31, 2000 we:

     - purchased five properties for $42.4 million. In conjunction with these purchases, we assumed three long-term mortgages secured by three of the properties totaling $9.3 million and one construction loan for $11.0 million related to the office property

     - purchased a 50% interest in two real estate joint ventures for $10.0 million

     - executed a $40.0 million loan facility with Legacy of which Legacy has borrowed $25.4 million from us as of December 31, 2000. Legacy intends to use $25 million of this note to complete development on a retail project which we may purchase, consistent with our plan to acquire development properties from Legacy once they are completed. The note bears interest at LIBOR plus 375 basis points on the first $15.0 million and at a fixed rate of 12.5% for any amount outstanding over $15.0 million. At December 31, 2000 the weighted average interest rate was 11.2%

     - loaned $13.4 million to developers to complete development projects. The notes receivable earn interest at 12% to 25% per year and are secured by the related projects

We funded these activities through advances on our revolving line of credit. To the extent that investment opportunities exceed available cash flow from the sources mentioned above, we may raise additional capital through bank credit facilities and/or secured mortgage financing.

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We may also participate in tax deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. During the year we sold parts of two properties and three other properties from our portfolio for $50.6 million. We anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds. We are also under contract to sell and are contemplating selling certain other properties. These potential sales may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies.

In June 2000 we borrowed $121.4 million from GMAC Commercial Mortgage Corporation. The GMAC loan is secured by five retail properties located in Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NY; and Roseville, CA. The GMAC loan bears interest at LIBOR plus 98 basis points, 7.88% at December 31, 2000, and is due on June 2004. We used proceeds of the loan to repay outstanding amounts on our existing revolving credit facility.

In connection with our GMAC loan, we reduced the revolving credit facility from $125 million of total availability to $75 million of total availability. In connection with the reduction in the credit facility, we wrote-off loan fees of approximately $300,000. The amended facility has a remaining term of one year with interest rates of LIBOR plus 140 to 185 basis points. The rate varies based on our leverage, amounts loaned to Legacy, and other financial ratios. As of December 31, 2000, we owed $44.3 million on this credit facility at a weighted average interest rate of 8.36%. In March 2001, interest rates on this facility range from 8.09% to 8.73%.

In conjunction with the San Diego/Murphy Canyon, CA self storage facility purchase in 1998, we assumed an existing $8.9 million note secured by the property. The note, payable to a financial institution, matures in July 2004 and bears an interest rate of 9.0%. The note does not permit repayment prior to July 2001.

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

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments at December 31, 2000.

Our exposure to market risk for changes in interest rates relates primarily to our unsecured line of credit and our secured GMAC loan. We enter into variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

We had $165.7 million in variable rate debt outstanding at December 31, 2000. Based upon these year-end debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $1.3 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             PRICE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              ASSETS

                                                                                        DECEMBER 31         DECEMBER 31
                                                                                            2000                1999
                                                                                        -----------         -----------
         Real estate assets
            Land and land improvements                                                    $247,470            $248,177
            Building and improvements                                                      302,915             293,686
            Fixtures and equipment                                                             856                 394
            Construction in progress                                                         4,436               9,942
                                                                                        -----------         -----------
                                                                                           555,677             552,199
            Less accumulated depreciation                                                   (9,877)             (1,330)
                                                                                        -----------         -----------
                                                                                           545,800             550,869

         Investment in real estate joint ventures                                           14,515               4,338
         Cash and cash equivalents                                                          49,996               2,145
         Accounts receivable                                                                 3,032                 697
         Income tax receivable                                                                 257               3,171
         Note receivable from affiliates                                                    25,377                ---
         Notes receivable                                                                   13,388                ---
         Deferred rents                                                                      3,352                 571
         Other assets                                                                        6,688                 767
                                                                                        -----------         -----------
         Total assets                                                                     $662,405            $562,558
                                                                                        ===========         ===========


                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

         Liabilities
            Mortgages and notes payable                                                   $150,709             $ 8,841
            Revolving line of credit                                                        44,300              88,400
            Accounts payable and other liabilities                                           4,287               4,057
                                                                                        -----------         -----------
                  Total liabilities                                                        199,296             101,298

         Commitments

         Stockholders' equity
            Series A preferred stock, cumulative, redeemable, $.0001 par value,
              26,000,000 shares authorized, 23,868,808 and 23,759,456 shares
              issued and outstanding.                                                      353,404             353,404
            Common stock, $.0001 par value, 74,000,000 shares authorized, 13,309,006
              shares issued and outstanding                                                      1                   1
            Additional paid-in capital                                                     112,587             111,670
            Accumulated deficit                                                             (2,883)             (3,815)
                                                                                        -----------         -----------
                  Total stockholders' equity                                               463,109             461,260
                                                                                        -----------         -----------
         Total liabilities and stockholders' equity                                       $662,405            $562,558
                                                                                        ===========         ===========


              SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                          PREDECESSOR
                                                                                                     --------------------------
                                                                                     PERIOD FROM     PERIOD FROM
                                                                                     NOVEMBER 12      JANUARY 1
                                                                      YEAR ENDED      THROUGH         THROUGH       YEAR ENDED
                                                                      DECEMBER 31    DECEMBER 31     NOVEMBER 11    DECEMBER 31
                                                                      -----------    -----------     -----------    -----------
                                                                          2000           1999            1999           1998
                                                                      -----------    -----------     -----------    -----------
     Rental revenues                                                   $70,771         $9,251         $57,416        $62,485

     Expenses
        Operating and maintenance                                        7,699            962           7,307          7,616
        Property taxes                                                   8,582          1,412           7,252          8,025
        Depreciation and amortization                                    9,558          1,086          10,739         12,471
        General and administrative                                       3,085            268           2,498          2,980
                                                                      -----------    -----------     -----------    -----------
              Total expenses                                            28,924          3,728          27,796         31,092
                                                                      -----------    -----------     -----------    -----------

     Operating income                                                   41,847          5,523          29,620         31,393

     Interest and other
        Interest expense                                               (10,931)          (848)         (5,026)        (2,811)
        Interest income                                                  2,708             22             482            663
        Equity in earnings of joint ventures                               504            ---             ---            ---
        Merger related costs                                               ---            ---          (1,819)           ---
                                                                      -----------    -----------     -----------    -----------
              Total interest and other                                  (7,719)          (826)         (6,363)        (2,148)
                                                                      -----------    -----------     -----------    -----------

     Income before gain on sale of real estate and investments,
        net                                                             34,128          4,697          23,257         29,245

        Gain on sale of real estate and investments, net                   164            ---           4,717            184
                                                                      -----------    -----------     -----------    -----------

     Net income                                                         34,292          4,697          27,974         29,429

     Dividends paid to preferred stockholders                          (33,360)            ---        (33,263)        (8,316)
                                                                      -----------    -----------     -----------    -----------

     Net income (loss) applicable to common stockholders                  $932         $4,697        $ (5,289)       $21,113
                                                                      -----------    -----------     -----------    -----------


     Earnings per common share - basic                                    $.07           $.35          $(.40)           $.97

     Earnings per common share - assuming dilution                        $.07           $.35          $(.40)           $.96

         SEE ACCOMPANYING NOTES.

                             PRICE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             ADDITIONAL
                                                  PREFERRED STOCK           COMMON STOCK       PAID-IN      ACCUMULATED
                                                SHARES      AMOUNT       SHARES      AMOUNT    CAPITAL        DEFICIT        TOTAL
                                                ------      ------       ------      ------    -------        -------        -----

Balance at December 31, 1997                       ---       $ ---        23,731          $2   $412,321       $ (5,699)    $406,624

    Net income                                     ---         ---         ---         ---        ---           29,429       29,429
    Stock options exercised and stock grants       ---         ---            37       ---          350         ---             350
    Adjustment to special dividend -
      Distribution of PriceSmart                   ---         ---         ---         ---         (550)        ---            (550)
    Cash dividends (1)                             ---         ---         ---         ---        ---          (33,253)     (33,253)
    Distribution of 8 3/4% Series A Preferred
      Stock                                      23,759      353,404       ---         ---     (353,404)        ---           ---
    Shares repurchased, including costs            ---         ---       (10,475)         (1)   (57,788)        ---         (57,789)
                                                -------     --------    --------     -------  ---------        -------     --------

Balance at December 31, 1998                     23,759      353,404      13,293           1        929         (9,523)     344,811

    Net income                                     ---         ---         ---         ---        ---           27,974       27,974
    Stock options exercised and stock grants       ---         ---            16       ---          114         ---             114
    Vesting of preferred stock options due to
      merger                                       ---         ---         ---         ---          934         ---             934
    Cash dividends on preferred stock (2)          ---         ---         ---         ---        ---          (33,263)     (33,263)
                                                -------     --------    --------     -------  ---------        -------     --------

Balance at November 11, 1999                     23,759      353,404      13,309           1      1,977        (14,812)     340,570

    Net income                                     ---         ---         ---         ---        ---            4,697        4,697
    Purchase accounting adjustment                 ---         ---         ---         ---      109,693          6,300      115,993
                                                -------     --------    --------     -------  ---------        -------     --------

Balance at December 31, 1999                     23,759      353,404      13,309           1    111,670         (3,815)     461,260

    Net income                                     ---         ---         ---         ---        ---           34,292       34,292
    Series A Preferred Stock options exercised     110         ---         ---         ---          917         ---             917
    Cash dividends on preferred stock (2)          ---         ---         ---         ---        ---          (33,360)     (33,360)
                                                -------     --------    --------     -------  ---------        -------     --------

BALANCE AT DECEMBER 31, 2000                     23,869     $353,404      13,309          $1   $112,587        $(2,883)    $463,109
                                                =======     ========    ========     =======  =========        =======     ========

SEE ACCOMPANYING NOTES.

    (1) $1.05 per share of common stock and $.35 per share of preferred stock
    (2) $1.40 per share of preferred stock

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        PREDECESSOR
                                                                                                 -------------------------
                                                                                   PERIOD FROM   PERIOD FROM
                                                                                   NOVEMBER 12    JANUARY 1
                                                                     YEAR ENDED      THROUGH       THROUGH      YEAR ENDED
                                                                     DECEMBER 31   DECEMBER 31   NOVEMBER 11   DECEMBER 31
                                                                     -----------   -----------   -----------   -----------
                                                                          2000          1999          1999          1998
                                                                     -----------   -----------   -----------   -----------
       Operating activities

       Net income                                                       $34,292        $4,697       $27,974       $29,429
          Adjustments to reconcile net income to net cash
             provided by operating activities:
             Depreciation and amortization                                9,558         1,086        10,739        12,471
             Deferred rents                                              (2,781)         (571)       (1,757)       (2,521)
             Equity in earnings of joint ventures                          (504)          ---           ---           ---
             Gain on sale of real estate and investments, net              (164)          ---        (4,717)         (184)
             Merger related costs                                           ---           ---         1,440           ---
          Changes in operating assets and liabilities:

             Accounts receivable and other assets                        (5,408)          645         5,036        (1,432)
             Accounts payable and other liabilities                         230           774        (1,686)        2,664
                                                                       --------       -------       -------       -------
          Net cash provided by operating activities                      35,223         6,631        37,029        40,427

       Investing activities

             Additions to real estate assets                            (37,440)       (1,511)      (29,707)      (70,648)
             Proceeds from sale of real estate assets                    49,873           ---        30,385         2,571
             Contributions to real estate joint ventures                 (6,328)          (78)         (364)       (4,050)
             Distributions from real estate joint ventures                  789           ---           ---           ---
             Advances on notes receivable                               (48,642)          ---           ---           ---
             Payments on notes receivable                                 5,743           ---           ---           ---
                                                                       --------       -------       -------       -------
          Net cash (used in) provided by investing activities           (36,005)       (1,589)          314       (72,127)

       Financing activities
             Advances from revolving lines of credit and notes
                payable                                                 217,357         6,000        81,900       181,213
             Repayments of revolving lines of credit and notes
                payable                                                (136,281)       (2,012)      (96,670)      (82,133)
             Dividends paid                                             (33,360)       (8,316)      (24,947)      (33,253)
             Proceeds from exercise of stock options including
                tax benefits                                                917           ---           114           350
             Purchase of common stock                                       ---           ---           ---       (57,789)
                                                                       --------       -------       -------       -------
          Net cash provided by (used in) financing activities            48,633        (4,328)      (39,603)        8,388
                                                                       --------       -------       -------       -------

             Net increase (decrease) in cash                             47,851           714        (2,260)      (23,312)

       Cash and cash equivalents at beginning of period                   2,145         1,431         3,691        27,003
                                                                       --------       -------       -------       -------

       Cash and cash equivalents at end of period                       $49,996        $2,145        $1,431        $3,691
                                                                       ========       =======       =======       =======

                             PRICE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                             PREDECESSOR
                                                                                                       ------------------------
                                                                                       PERIOD FROM     PERIOD FROM
                                                                                        NOVEMBER 12     JANUARY 1
                                                                           YEAR ENDED     THROUGH       THROUGH     YEAR ENDED
                                                                           DECEMBER 31   DECEMBER 31   NOVEMBER 11  DECEMBER 31
                                                                           ----------- -------------   -----------  -----------
                                                                               2000        1999           1999          1998
                                                                           ----------- -------------   -----------  -----------
     Supplemental disclosure:
           Cash paid for interest                                           $  8,885    $    566        $  5,777    $  2,252
           Net (refunds received) cash paid for income taxes                  (3,164)         --          (3,087)         25
     Supplemental schedule of noncash operating and financing activities:

           Purchase accounting adjustment                                         --     115,993             --           --
           Assumption of notes payable to acquire real estate
              assets                                                          16,692         --              --        8,943
           Reduction of note receivable from Legacy to acquire
              interest in real estate joint venture                            4,134         --              --           --
           Adjustment to special dividend - distribution of
              PriceSmart                                                        --           --              --          550

SEE ACCOMPANYING NOTES.
                                      33

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

On November 12, 1999 Excel Legacy Corporation (Legacy) completed its exchange offer for our common stock. In the exchange offer, Legacy acquired approximately 91.3% of our common stock, which represents approximately 77.5% of PEI's voting power. PEI stockholders who tendered their shares of PEI common stock in the exchange offer received from Legacy for each share of PEI common stock a total of $8.50 consisting of $4.25 in cash, $2.75 in principal amount of Legacy's 9.0% Convertible Redeemable Subordinated Secured Debentures due 2004 and $1.50 in principal amount of Legacy's 10.0% Senior Redeemable Secured Notes due 2004.

In accounting for this transaction, we followed Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No. 16), which requires that we treat this transaction as a purchase. In following purchase accounting, we allocated the cost basis of Legacy's investment in our common stock among our assets and liabilities to adjust them to fair value at the time of the completion of the exchange offer. We prepared the consolidated financial statements through November 11, 1999 using PEI's historical basis of accounting and we designated them as the predecessor in our consolidated financial statements. Your comparison of PEI's results of operations prior to completion of the merger with Legacy and after completion of the merger is affected by our purchase accounting adjustments and by adopting Legacy's depreciation policy, discussed elsewhere in this footnote.

ACCOUNTING PRINCIPLES

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We follow the accounting standards established by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission
(SEC).

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONSOLIDATION

We combine our financial statements with those of our wholly-owned subsidiaries and present them on a consolidated basis. The consolidated financial statements do not include the results and transactions between us and our subsidiaries or among our subsidiaries.

REAL ESTATE ASSETS AND DEPRECIATION

Prior to Legacy's exchange offer for our common stock, we recorded real estate assets at historical cost, and adjusted them for recognition of impairment losses. In following purchase accounting, we adjusted the historical cost of our real estate assets to fair value. Our balance sheets at December 31, 2000 and 1999 reflect the new basis of our real estate assets.

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

Following completion of Legacy's exchange offer for our common stock, we adopted Legacy's accounting policy of depreciating real estate assets. We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

                                     AFTER NOVEMBER 11, 1999           THROUGH NOVEMBER 11, 1999
                                     -----------------------           -------------------------
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

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                      PREDECESSOR
                                                              ----------------------------
                                              PERIOD FROM     PERIOD FROM
                                              NOVEMBER 12      JANUARY 1
                               YEAR ENDED        THROUGH         THROUGH        YEAR ENDED
                              DECEMBER 31      DECEMBER 31     NOVEMBER 11     DECEMBER 31
                              -----------     ------------    ------------    ------------
                                     2000             1999            1999            1998
                              -----------     ------------    ------------    ------------
     Interest incurred            $13,018           $1,079          $5,971          $3,112
     Interest capitalized           2,087              231             944             301

INVESTMENTS

We use the "equity method" of accounting for our joint ventures, which means we carry these investments at cost, adjusted for our share of earnings or losses and any distributions received.

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

Gain or loss on sale of real estate is recognized when the sales contract is executed, title has passed, payment is received, and we no longer have continuing involvement in the asset.

We adopted the SEC's Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements effective the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on our consolidated financial position or results of operations.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

LEASING COSTS

We capitalize costs associated with leasing space to tenants and amortize leasing costs using the straight-line method over the initial terms of the related tenant leases.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The carrying amounts reflected in our balance sheets for cash and cash equivalents, receivables and all liabilities approximate their fair values. In making these assessments we used estimates and market rates for similar instruments.

AUTHORIZED STOCK

As of December 31, 2000, our Company's authorized stock consisted of 100 million shares of capital stock of which 74 million shares have been designated as common stock, par value $0.0001 per share, and 26 million shares have been designated as 8 3/4% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share.

INCOME TAXES

We intend to continue meeting all conditions necessary to qualify as a REIT under the Internal Revenue Code. To qualify as a REIT, we are required to pay dividends of at least 95% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) each year and meet certain other criteria. Beginning in 2001 this requirement changes to where we will be required to distribute at least 90% of our REIT taxable income to our stockholders to maintain our status as a REIT. As a qualifying REIT, we will not be taxed on income distributed to our stockholders, but we will be subject to tax on our income to the extent it is not distributed. Also, if we sell properties that would result in a significant tax liability, we intend to use tax deferred exchange transactions so we will not be taxed on potential gains. The reported amounts of our net assets, as of December 31, 2000 and 1999 were more than their tax basis for Federal tax purposes by approximately $195.8 million and $159.3 million, respectively.

The following table shows the tax status of our dividend payments between ordinary income, return of capital and capital gains:

                                                     YEAR ENDED DECEMBER 31
                                              ------------------------------------
                                              2000             1999           1998
                                              -----           -----          -----
     Ordinary income                          91.7%           73.7%          94.3%
     Return of capital                         8.3%           12.4%           5.7%
     Capital gain                              ---            13.9%            ---

NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income divided by weighted average common shares

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                                                                               PREDECESSOR
                                                                                        ---------------------------
                                                                       PERIOD FROM      PERIOD FROM
                                                                       NOVEMBER 12       JANUARY 1
                                                       YEAR ENDED        THROUGH          THROUGH       YEAR ENDED
                                                       DECEMBER 31     DECEMBER 31      NOVEMBER 11     DECEMBER 31
                                                       -----------     -----------      -----------     -----------
                                                           2000             1999            1999            1998
                                                       -----------     -----------      -----------     -----------
 Weighted average shares outstanding                   13,309,006       13,309,006      13,300,234      21,687,776
 Effect of dilutive securities:
     Employee stock options                                 ---             ---              ---           322,335
                                                       -----------     -----------      -----------     -----------
 Weighted average shares outstanding - assuming
     dilution                                          13,309,006       13,309,006      13,300,234      22,010,111
                                                       ===========     ===========      ===========     ===========

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

USE OF ESTIMATES

Preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could turn out different than what we envisioned when we made these estimates.

STOCK-BASED COMPENSATION

We follow APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for our employee and non-employee director stock options instead of following SFAS No. 123, "Accounting for Stock- Based Compensation." The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

developed for use in valuing employee stock options. As a result, deferred compensation is recorded only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. Since the exercise price of our stock options equals the market price of our stock on the day the options are granted there is no related compensation expense.

COMPREHENSIVE INCOME

We follow the requirements of SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) for all periods presented in the consolidated statements of operations did not differ from the reported net income (loss).

NEW ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in 1999 they voted to delay the effective date of this SFAS by one year. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value. While we are required to implement this standard beginning on January 1, 2001, we do not believe it will have a significant impact on our financial statements.

NOTE 2 - PURCHASE ACCOUNTING

On November 12, 1999, Legacy completed its exchange offer, acquiring approximately 91.3% of our outstanding common stock. For financial reporting purposes, we revalued our assets as of November 12, 1999 to reflect the price Legacy paid to acquire our common stock. This process is referred to as purchase accounting. Our consolidated financial statements for all periods subsequent to November 11, 1999 reflect the allocation of Legacy's purchase price. The consolidated financial statements through November 11, 1999 reflect our historical results of operations and we refer to them as predecessor consolidated financial statements.

The following table summarizes the adjustments made to our assets and liabilities as of November 12, 1999 in following purchase accounting as a result of Legacy's acquisition of our common stock:

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PURCHASE ACCOUNTING (CONTINUED)

                                                               PURCHASE ACCOUNTING
                                                                   ADJUSTMENTS
                                                               -------------------
       Fair value adjustments to land and buildings                  $75,116
       Elimination of accumulated depreciation                        63,092
       Elimination of deferred rents                                 (16,678)
       Other assets                                                   (5,537)
                                                                    --------
           Total purchase price allocated                           $115,993
                                                                    ========

The following table summarizes our unaudited pro forma results of operations as if Legacy completed its exchange offer and acquired our common stock on January 1, 1998:

                                                               PRO FORMA
                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                            1999           1998
                                                        --------       --------
       Rental revenues                                   $66,057        $58,805
       Operating expenses                                 25,378         23,798
       Net income                                         35,758         33,943
       Net income applicable to common stockholders        2,495            679
       Earnings per common share, basic and diluted         $.19           $.03

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

NOTE 3 - REAL ESTATE PROPERTIES

Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from one to 19 years. Rental revenues include the following (amounts in thousands):

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - REAL ESTATE PROPERTIES (CONTINUED)

                                                                                         PREDECESSOR
                                                                                 ------------------------------
                                                               PERIOD FROM       PERIOD FROM
                                                                NOVEMBER 12        JANUARY 1
                                              YEAR ENDED         THROUGH           THROUGH         YEAR ENDED
                                              DECEMBER 31       DECEMBER 31       NOVEMBER 11       DECEMBER 31
                                              -----------      ------------      ------------      ------------
                                                  2000               1999             1999              1998
                                              -----------      ------------      ------------      ------------
  Minimum rent                                 $55,050             $7,088          $44,848           $48,230
  Straight-line accrual of future rent           3,064                465            2,033             2,654
  Additional rent - cost recoveries             12,276              1,695           10,172            11,388
  Percentage rent                                  381                  3              363               213
                                              --------             ------          -------           -------
      Rental revenues                          $70,771             $9,251          $57,416           $62,485
                                              ========             ======          =======           =======

Costco, our largest tenant, contributed 15.3% of total revenues from four leases in 2000. Rental revenues generated from Costco were as follows (amounts in thousands):

                                                                            PREDECESSOR
                                                                    ------------------------------
                                                  PERIOD FROM       PERIOD FROM
                                                  NOVEMBER 12        JANUARY 1
                                 YEAR ENDED         THROUGH           THROUGH         YEAR ENDED
                                 DECEMBER 31       DECEMBER 31       NOVEMBER 11       DECEMBER 31
                                 -----------      ------------      ------------      ------------
                                     2000            1999             1999              1998
                                 -----------      ------------      ------------      ------------
  Costco rental revenues            $8,400          $1,100           $7,200            $8,300

As of December 31, 2000, future minimum rental income due under the terms of all noncancelable tenant leases is as follows (amounts in thousands):

                              2001             $45,584
                              2002              44,729
                              2003              43,388
                              2004              42,369
                              2005              39,738
                        After 2005             221,142

ACQUISITIONS

We acquired the following properties during 2000:

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - REAL ESTATE PROPERTIES (CONTINUED)

                                                                        DATE           PURCHASE          MORTGAGE
LOCATION                                DESCRIPTION                   ACQUIRED       PRICE (000'S)   ASSUMED ( 000'S)
------------------------------------    --------------------------    --------       -------------   ----------------
Middletown, OH                          Retail building (1)            2/9/00            $6,709             $3,726
Terre Haute, IN                         Retail building (1)            2/9/00             5,762              3,598
San Diego/Rancho Bernardo, CA           Office building (1) (2)        2/25/00           16,025             11,025 (3)
San Diego/Pacific Beach, CA             Land (future development)      7/31/00            4,200                ---
Scottsdale, AZ                          Office building (1)           10/23/00            9,663              2,006

     (1)  PROPERTY PURCHASED FROM LEGACY

     (2)  PROPERTY MASTER LEASED BACK TO LEGACY

     (3) INDICATES MAXIMUM CONSTRUCTION LOAN BALANCE. BALANCE ASSUMED ON DATE OF ACQUISITION WAS $7.4 MILLION. LOAN WAS REFINANCED IN DECEMBER 2000

We funded these acquisitions through advances on our unsecured revolving credit facility, by assuming mortgages and notes payable, and with the proceeds from a property sold in 2000 in a tax-deferred exchange transaction.

We acquired the following properties during 1999:

                                                               DATE           PURCHASE PRICE
LOCATION                     DESCRIPTION                     ACQUIRED            (000'S)
--------------------------   ------------------------------  --------         --------------
Tucson/Marana, AZ            Land (future development)        1/4/99              $2,635
Temecula, CA                 Land (future development)        7/16/99             12,622

We funded these acquisitions through available cash and advances under our unsecured revolving credit facilities.

DISPOSITIONS

During 2000 we sold the following properties:

                                                              DATE             SALES
LOCATION                            DESCRIPTION               SOLD             PRICE
---------------------------------   ----------------------  --------           ------
Azusa, CA                           Warehouse (1)            8/25/00           $4,200
Sacramento/Bradshaw                 Office building (2)      9/18/00           22,100
Littleton, CO                       Retail building         11/03/00            2,030
Fountain Valley/Stockton CA         Retail buildings        11/20/00           22,291

     (1)  PARTIAL SALE - SELF STORAGE REMAINS
     (2)  PARTIAL SALE - SOLD TWO OF FOUR BUILDINGS IN OFFICE COMPLEX

As a result of the sales noted above, we recorded a gain of $0.2 million. We are using the proceeds from the sale of the properties to purchase additional properties in tax-deferred exchange transactions.

During 1999 we sold the following properties:

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - REAL ESTATE PROPERTIES (CONTINUED)

                                                             DATE         SALES
LOCATION                   DESCRIPTION                       SOLD         PRICE
------------------------   -----------------------------     ----         -----
Buffalo, NY                Retail building (vacant)         4/1/99        $6,100
Dallas, TX                 Shopping center                 4/22/99        6,400

As a result of the sales noted above, we recorded a gain of $4.7 million. We used the net proceeds from the sale of these properties to reduce the amount outstanding on our unsecured revolving credit facility and to purchase land in Temecula, CA.


During 1998 we sold a free-standing restaurant building at our Azusa, CA property and recorded a $184,000 gain on the sale. We also sold a free-standing car wash at our Northridge, CA site and recognized no gain on the sale. We consider both of these parcels incidental to our main business.

NOTE 4 - INVESTMENTS IN REAL ESTATE JOINT VENTURES

During 2000 we purchased a 50% interest in a joint venture for $1.9 million to develop a shopping center in Bend, OR. We also purchased a 50% interest in a real estate development joint venture in Westminster, CO from Legacy for an initial payment of $8.1 million. The purchase price was based on the property's existing operating income, with additional payments estimated to be $4.8 million due through the completion of construction.

In May 1998 we announced a joint venture with River Park Properties to develop a 173,000 square foot retail and commercial center in Fresno, CA. We own 50% of this joint venture investment. We purchased the land from PriceSmart at the appraised value of $4.0 million and contributed the land to the joint venture.

Summarized financial information for the joint ventures at December 31, 2000 and 1999 is as follows:

                                                               DECEMBER 31
                                                        -------------------------
                                                          2000              1999
                                                        -------           -------
       Real estate assets                               $65,994            $9,675
       Other assets                                       2,909               494
                                                        -------           -------
       Total assets                                     $68,903           $10,169
                                                        =======           =======
       Liabilities                                      $33,717            $6,108
       Partners' capital                                 35,186             4,061
                                                        -------           -------
       Total liabilities and partners' capital          $68,903           $10,169
                                                        =======           =======

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - INVESTMENTS IN REAL ESTATE JOINT VENTURES (CONTINUED)

                                         YEAR ENDED
                                        DECEMBER 31
                                        -----------
                                            2000
                                        -----------
              Revenue                      $3,530
              Expenses                      2,523
                                           ------
              Net income                   $1,007
                                           ======

Prior to 2000 the joint ventures' results of operations were not significant.

NOTE 5 - NOTES RECEIVABLE

In March 2000, we executed a $15 million note receivable with Legacy due December 2002. The note was amended in September to allow Legacy to borrow up to $40.0 million on the note. The note bears an interest rate of LIBOR plus 375 basis points (10.23% at December 31, 2000) on the first $15.0 million. Amounts borrowed in excess of $15 million bear interest at a fixed rate of 12.5% per year. As of December 31, 2000 Legacy owed $25.4 million on this note at a weighted average interest rate of 11.2%.

We also had $13.4 million in notes receivable outstanding at December 31, 2000 related to various development projects. The notes bear interest at 12% to 25% per year and are secured by the related projects. The notes mature on various dates between March and December 2001.

NOTE 6 - DEBT

In June 2000, we borrowed $121.4 million from GMAC Commercial Mortgage Corporation. The GMAC loan is secured by five retail properties located in Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NY; and Roseville, CA. The GMAC loan bears interest at LIBOR plus 98 basis points, 7.9% at December 31, 2000, and is due on June 28, 2004. We used proceeds of the loan to repay outstanding amounts on our existing revolving credit facility.

In connection with our GMAC loan, we reduced the revolving credit facility from $125 million of total availability to $75 million of total availability. In connection with the reduction in the credit facility, we wrote-off loan fees of approximately $300,000. The amended facility has a remaining term of one year with current interest rates of LIBOR plus 140 to 185 basis points. The rate varies based on our leverage, amounts loaned to Legacy, and other financial ratios. As of December 31, 2000, we owed $44.3 million on this credit facility at a weighted average interest rate of 8.36%.

                             PRICE ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - DEBT (CONTINUED)

In conjunction with the San Diego/Rancho Bernardo, CA office building purchased from Legacy, we assumed an existing $11.0 million construction loan secured by the property. The loan matured in December 2000 and we refinanced the property under a capital lease arrangement. The new obligation requires monthly payments of $0.3 million. Legacy reimburses us for these payments and rents this property under the terms of a master lease agreement which we discuss further in Note 7.

In conjunction with the other three properties purchased from Legacy, we assumed existing mortgages totaling $9.3 million. The loans bear interest ranging from 7.6% to 8.8% and are secured by the properties. The loans mature on various dates ranging from June 2003 to March 2014.

In conjunction with the San Diego/Murphy Canyon, CA self storage facility purchased in May 1998, we assumed an existing $8.9 million note secured by the property. The note, payable to a financial institution, matures in July 2004 and bears an interest rate of 9.0%. Prepayment of the note may not occur prior to July 2001.

The amount of secured debt that becomes due in each of the next five years is as follows (amounts in thousands):


                                    2001               $488
                                    2002                530
                                    2003              3,811
                                    2004            130,264
                                    2005                431
                                                   --------
                                                   $135,524
                                                   ========

NOTE 7 - RELATED PARTY TRANSACTIONS

Following Legacy's completion of its exchange offer, Gary B. Sabin, Chairman, President and Chief Executive Officer of Legacy, became our Company's President and Chief Executive Officer, and certain other Legacy executives became our Company's executives. Legacy also took over daily management of our Company, including property management, finance and administration and our self storage business. We reimburse Legacy for these services. We expensed $3.0 million for these services for the year ended December 31, 2000, which was based on our historical costs for similar expenses. We expensed $249,000 for these services during the period of November 12, 1999 through December 31, 1999.

In conjunction with the San Diego/Rancho Bernardo, CA office building purchased from Legacy discussed in Note 3, we leased the building back to Legacy. This lease has a term of 10 years and pays $450,000 per year in rent, which is based on the $5 million cash portion of the purchase price.

We discuss other related party transactions with Legacy in Note 3, Note 5, Note 6 and Note 13.

NOTE 8 - PROFIT SHARING AND 401(K) PLAN

Prior to the completion of the exchange offer with Legacy, substantially all of our employees participated in a defined contribution profit sharing and 401(k) plan. Profit sharing contributions, if any, were based on a discretionary amount determined by our Board of Directors and were allocated to each participant based on their relative compensation, subject to certain limitations, to the compensation of all participants. We also made a matching 401(k) contribution equal to 50% of each participant's contribution up to an annual maximum contribution of $250. Following completion of its exchange offer, Legacy's employees took over daily management of our Company. Therefore, there were no contributions for the year ended December 31, 2000.

In prior years we contributed the following amounts to our profit sharing and 401(k) plan (amounts in thousands):

                                                          PREDECESSOR
                                                 ----------------------------
                                 PERIOD FROM     PERIOD FROM
                                 NOVEMBER 12      JANUARY 1
                                   THROUGH         THROUGH         YEAR ENDED
                                 DECEMBER 31     NOVEMBER 11      DECEMBER 31
                                 -----------     -----------      -----------
                                     1999            1999             1998
                                 -----------     -----------      -----------
        Profit Sharing                  ---             $119             $117
        401(k)                          ---                8                7

NOTE 9- STOCK OPTION PLANS

In 1995, we established an Employee Stock Option and Stock Grant Plan and a Director Stock Option Plan and we may grant stock options to any employee or director under these two plans. We reserved 1,500,000 shares for issuance under the employee plan and 150,000 shares for issuance under the director plan. The director plan was amended on October 1, 1997. Options generally vest over five years and expire six years after the grant date. Once exercisable, the employee or director can purchase shares of our stock at the market price on the date we granted the option.

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

You will see in the following table the activity in the common stock options and related weighted average exercise price per share. The quantity of stock options granted, exercised and cancelled reflect only common stock options. In order to make this disclosure more meaningful, we have reflected the weighted average exercise price per share as a prorated price based on the relative value of the common stock and the preferred stock. We used the closing prices on the first day of trading of the preferred stock, where the common stock closed at $4.38, or 22.7%, and the preferred stock closed at $14.87, or 77.3%, of the total of $19.25.

The following table summarizes the activity for both plans:

                                                           WEIGHTED AVERAGE
                                                STOCK       EXERCISE PRICE
                                               OPTIONS        PER SHARE
                                             ------------  ----------------
      Outstanding at December 31, 1997           652,995           $16.60

           Granted                                68,750             4.60
           Exercised                             (23,397)           10.43
           Canceled                              (13,500)           18.75
                                             ------------
      Outstanding at December 31, 1998           684,848             3.89

           Granted                                     0              ---
           Exercised                                (655)            4.26
           Canceled                             (684,193)            4.12
                                             ------------
      Outstanding at November 11, 1999               ---              ---
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

Because our transaction with Legacy resulted in the accelerated vesting of preferred stock options, we expensed $0.9 million during the period from January 1 through November 11, 1999 as required by generally accepted accounting principles. The amount is included in merger related costs. At December 31, 1999, options to purchase 669,848 shares of preferred stock remained outstanding at a weighted average exercise price of

$13.16 per share. During 2000, options to purchase 109,352 shares of preferred stock were exercised at a weighted average exercise price of $8.39 per share. At December 31, 2000, options to purchase 560,496 shares of preferred stock remained outstanding at a weighted average exercise price of $14.08 per share. The exercise price of the outstanding options of preferred stock ranges from $7.03 to $15.37 per share with an average life of one year.

NOTE 10- STOCKHOLDERS' EQUITY

On August 17, 1998, we distributed to stockholders of record on July 30, 1998, one share of newly created Series A Preferred Stock for each share of common stock held by them on the record date. We raised no capital through this transaction. The Series A Preferred Stock pays quarterly dividends at a rate of $1.40 per year and has a $16.00 per share liquidation preference. Prior to the distribution of Series A Preferred Stock, we paid dividends on our common stock. Beginning with our November 1998 dividend payment, annual dividends of $1.40 per share will be paid on the Series A Preferred Stock. Any dividends required to be paid in excess of $1.40 will be paid to our common stockholders. We have the right to redeem the Series A Preferred Stock anytime after August 16, 2003 at a redemption price of $16.00 per share plus accrued and unpaid dividends, if any. Holders of the Series A Preferred Stock have one-tenth of one vote per share, voting together with our common stock.

The total market value of the Series A Preferred Stock is based on the closing price on its first day of trading and is shown on the balance sheet as Series A Preferred Stock. We reduced additional paid in capital by the Series A Preferred Stock's value to reflect our change in capital structure.

NOTE 11- COMMITMENTS AND CONTINGENCIES

Our Company owns a property in New Jersey with a ground lease that has a remaining term of 19 years with three 15-year options to renew. Rent expense related to the ground lease is summarized below (amounts in thousands):

                                                                               PREDECESSOR
                                                                     ------------------------------
                                                    PERIOD FROM       PERIOD FROM
                                                    NOVEMBER 12        JANUARY 1
                                   YEAR ENDED         THROUGH           THROUGH          YEAR ENDED
                                   DECEMBER 31      DECEMBER 31       NOVEMBER 11       DECEMBER 31
                                   -----------      -----------       -----------       -----------
                                      2000             1999              1999              1998
                                   -----------      -----------       -----------       -----------
Ground lease rent expense             $754             $103              $652              $800

Future minimum payments during the next five years and thereafter under this noncancelable lease at December 31, 2000 are as follows (amounts in thousands):

                      2001                                    $754
                      2002                                     754
                      2003                                     754
                      2004                                     754
                      2005                                     754
                      After 2005                            11,630
                                                           -------
                      Total minimum payments               $15,400
                                                           =======

The above property is subleased and as of year end, total future sublease revenues are $9.6 million, which are included in future minimum rental income amounts in Note 3.


NOTE 12- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is an unaudited summary of our quarterly results for the last two years (amounts in thousands, except per share data):

                                               FIRST            SECOND          THIRD        FOURTH
                                              QUARTER          QUARTER         QUARTER       QUARTER
                                             ---------        ---------       ---------     ---------
YEAR ENDED DECEMBER 31, 2000
      Revenues                                 $17,471         $17,455         $17,976        $17,869
      Operating income                          10,501          10,672          10,486         10,188
      Net income                                 9,171           8,488           8,636          7,997
      Earnings (loss) per common share
              Basic and diluted                    .06             .01             .02          (.03)

                                                                PREDECESSOR
                                          -----------------------------------------------------
                                                                                    PERIOD FROM   PERIOD FROM
                                                                                     OCTOBER 1     NOVEMBER 12
                                            FIRST         SECOND         THIRD        THROUGH        THROUGH
                                           QUARTER       QUARTER        QUARTER     NOVEMBER 11    DECEMBER 31
                                          ---------     ---------      ---------   -------------  -------------
YEAR ENDED DECEMBER 31, 1999
      Revenues                              $17,427        $16,854       $15,603         $7,532         $9,251
      Operating income                        8,894          8,702         8,031          3,994          5,523
      Net income                              7,370         12,260         6,777          1,567          4,697
      Earnings (loss) per common share
              Basic                           (.07)            .30         (.12)          (.51)            .35
              Diluted                         (.07)            .29         (.12)          (.51)            .35


NOTE 13 SUBSEQUENT EVENTS

In January 2001 we purchased land in Walnut Creek, CA for $2.8 million to be used for the future development of a self storage facility. We used the proceeds from a tax-deferred exchange transaction on a property we sold in 2000 to fund this acquisition.

In January 2001 we sold a property in Aurora, CO for $1.6 million. We are using the proceeds from the sale to purchase additional properties in tax-deferred exchange transactions.

In January 2001 we purchased land in Anaheim, CA for $23.2 million to be used for future development. In conjunction with the purchase of this land, we executed a ground lease agreement with Legacy. The lease has a term of 50 years and requires payments of $2.8 million per year in rent. We used the proceeds from a tax-deferred exchange transaction on a property we sold in 2000 to fund this acquisition.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Price Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Price Enterprises, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and the period from November 12, 1999 through December 31, 1999, period from January 1, 1999 through November 11, 1999, and the year ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Price Enterprises, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and the period from November 12, 1999 through December 31, 1999, period from January 1, 1999 through November 11, 1999, and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP


San Diego, California
January 19, 2001, except for Note 13, as to which the date is January 26, 2001

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

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about Directors of the Company is incorporated by reference from the discussion under the heading Enterprises' Directors and Officers in our Proxy Statement for the 2001 Annual Meeting of Stockholders. The balance of the response to this item is contained in the discussion entitled Executive Officers of the Company contained in Item 4A of Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Securities Ownership of Certain Beneficial Owners and Management in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Certain Relationships and Related Transactions in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Financial Statements and Financial Statement Schedules:

     The following consolidated financial statements of Price Enterprises, Inc. are included in Item 8

                                                                                              Page
                                                                                              ----
          (1)  (A) Report of Independent Auditors                                              52
               (B)  Consolidated Financial Statements
                    (i)   Consolidated Balance Sheets - December 31, 2000 and
                             1999                                                              29
                    (ii)  Consolidated Statements of Operations - Year ended
                             December 31, 2000, Period from November 12 through
                             December 31, 1999, Period from January 1 through
                             November 11, 1999, and the Year Ended December 31, 1998           30
                    (iii) Consolidated Statements of Stockholders'
                             Equity - Year ended December 21, 2000, Period
                             from November 12 through December 31, 1999,
                             Period from January 1 through November 11,
                             1999, and the Year Ended December 31, 1998                        31
                    (iv)  Consolidated Statements of Cash Flows - Year
                             Ended December 31, 2000, Period from November
                             12 through December 31, 1999, Period from
                             January 1 through November 11, 1999, and the
                             Year Ended December 31, 1998                                      32
                    (v)      Notes to Consolidated Financial Statements                        34
         (2)  Financial Statement Schedules:

              The following consolidated financial statement schedules of Price Enterprises,
              Inc. are included in Item 14(d):
                      Schedule II - Valuation and Qualifying Accounts                          56
                      Schedule III - Real Estate and Accumulated Depreciation                  58

              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)     Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

(c) Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 60.

                             PRICE ENTERPRISES, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                  PREDECESSOR
                                                                          --------------------------
                                                           PERIOD FROM    PERIOD FROM
                                                           NOVEMBER 12     JANUARY 1
                                             YEAR ENDED      THROUGH        THROUGH       YEAR ENDED
                                            DECEMBER 31    DECEMBER 31    NOVEMBER 11    DECEMBER 31
                                            -----------    -----------    -----------    -----------
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS           2000           1999           1999           1998
------------------------------------        -----------    -----------    -----------    -----------
Balance at beginning of period                  $71           $154           $339           $502
Additions
Charged to bad debt expense                     752            (83)           (51)           580
Deductions
Accounts receivable written off                 (38)           ---           (134)          (743)
                                            ----------     -----------    -----------    -----------
Balance at end of period                       $785            $71           $154           $339
                                            ----------     -----------    -----------    -----------

                             PRICE ENTERPRISES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                        COSTS        GROSS AMOUNT AT WHICH
                                                               INITIAL COSTS         CAPITALIZED   CARRIED AT CLOSE OF PERIOD
                                                          -------------------------  SUBSEQUENT   ---------------------------
                                                           LAND AND   BUILDING AND       TO       LAND AND    BUILDING AND
        LOCATION (2)              DESCRIPTION             IMPROVEMENTS IMPROVEMENTS  ACQUISITION IMPROVEMENTS IMPROVEMENTS  TOTAL(1)
------------------------------------------------------------------------------------------------------------------------------------
Westbury, NY                  Shopping Center                  $41,784         $0      $43,875       $56,956       $28,703   $85,659
Pentagon City, VA             Shopping Center                   24,742     14,473       33,765        29,576        43,435    73,011
Wayne, NJ                     Shopping Center                   19,760      6,912       20,475        26,524        20,623    47,147
Philadelphia, PA              Shopping Center                    8,649      4,382       18,558        10,640        20,949    31,589
San Diego, CA                 Warehouse/Office                   5,244      7,990       16,000         6,971        22,263    29,234
                              Building/Self Storage

Signal Hill, CA               Shopping Center                    5,872          0       21,899        14,267        13,504    27,771
Roseville, CA                 Shopping Center                    9,173      8,165        8,600         7,641        18,297    25,938
San Diego/Murphy Canyon, CA   Self Storage                       9,274      8,575        6,095        10,422        13,522    23,944
Sacramento/Bradshaw, CA       Office Complex                     2,186     15,334        3,470         2,468        18,522    20,990
Glen Burnie, MD               Shopping Center                    1,795          0       14,755         5,248        11,302    16,550

Temecula, CA                  Land                              12,622          0        3,440        12,736         3,326    16,062
Seekonk, MA                   Shopping Center                    7,636          0        7,555         6,550         8,641    15,191
San Diego/Rancho Bernardo, CA Office Complex                     2,530      9,851        2,490         2,530        12,341    14,871
Solana Beach, CA              Self Storage                       2,324      1,227       10,663         2,776        11,438    14,214
San Diego/Rancho San Diego,CA Shopping Center                    4,424      6,889        2,554         5,165         8,702    13,867

San Diego/Carmel Mtn., CA     Shopping Center                    3,464          0        6,721         5,518         4,667    10,185
Scottsdale, AZ                Office Complex                     3,353      6,310           17         3,353         6,327     9,680
Northridge, CA                Shopping Center                    4,029          0        3,673         4,590         3,112     7,702
Inglewood, CA                 Warehouse Building                 1,438          0        5,389         2,205         4,622     6,827
Moorsetown, NJ (leased land)  Shopping Center                    Leased         0        6,731             0         6,731     6,731

Middletown, OH                Retail Building                    2,515      4,181            0         2,515         4,181     6,696
San Juan Capistrano, CA       Shopping Center                    3,150          0        3,114         2,879         3,385     6,264
Terre Haute, IN               Retail Building                    2,185      3,572            0         2,185         3,572     5,757
Smithtown, NY                 Retail Building                      721          0        4,646         2,409         2,958     5,367
Azusa, CA                     Warehouse/Self Storage             1,222          0        3,410         1,913         2,719     4,632

Hampton, VA                   Retail Building/Bank               1,132          0        3,497         2,248         2,381     4,629
San Diego/Pacific Beach, CA                                      4,267          0          335         4,267           335     4,602
Tucson, AZ                    Shopping Center                    1,073          0        3,287         1,999         2,361     4,360
Redwood City, CA              Retail Building                    1,860          0        2,354         4,214             0     4,214
New Britain, CT               Warehouse Building                 3,640          0          378         2,230         1,788     4,018

Tucson/Marana, AZ             Land                               2,635          0          296         2,635           296     2,931
Denver/Aurora, CO             Restaurant                           105          0        1,531           377         1,259     1,636
San Diego/Southeast, CA       Restaurant/Bank                      217          0        1,299           427         1,089     1,516
Chula Vista/Rancho del Rey,CA Land                                 915          0         (200)          715             0       715
Fountain Valley, CA           Land                                 321          0            0           321             0       321
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Properties                                   $196,257    $97,861     $260,703      $247,470      $307,351  $554,821
====================================================================================================================================


                                                                                                        DEPRECIABLE LIFE
                                                                                              ------------------------------
                                                      ACCUMULATED    DATE OF       DATE OF        LAND                  BUILDING
        LOCATION (2)            DESCRIPTION          DEPRECIATION  CONSTRUCTION  ACQUISITION  IMPROVEMENTS  BUILDING  IMPROVEMENTS
-----------------------------------------------------------------------------------------------------------------------------------
Westbury, NY                  Shopping Center              $(958)      1992-93      1992          40          40            10
Pentagon City, VA             Shopping Center             (1,271)      1993-94      1993          40          40            10
Wayne, NJ                     Shopping Center               (621)      1991-93      1991          40          40            10
Philadelphia, PA              Shopping Center               (719) 1992,1994-95      1991          40          40            10
San Diego, CA                 Warehouse/Office              (679)                   1981          40          40            10
                              Building/Self Storage

Signal Hill, CA               Shopping Center               (440)      1992-93      1991          40          40            10
Roseville, CA                 Shopping Center               (626)                   1997          40          40            10
San Diego/Murphy Canyon, CA   Self Storage                  (443)                   1998          40          40            10
Sacramento/Bradshaw, CA       Office Complex                (567)                   1998          40          40            10
Glen Burnie, MD               Shopping Center               (378)      1990-92      1985          40          40            10

Temecula, CA                  Land                             0                    1999           -            -           -
Seekonk, MA                   Shopping Center               (312)      1991-94      1991          40          40            10
San Diego/Rancho Bernardo, CA Office Complex                (333)                   2000          40          40            10
Solana Beach, CA              Self Storage                  (221)         1998      1998          40          40            10
San Diego/Rancho San Diego,CA Shopping Center               (270)                   1998          40          40            10

San Diego/Carmel Mtn., CA     Shopping Center               (143)      1992-93      1991          40          40            10
Scottsdale, AZ                Office Complex                 (26)                   2000          40          40            10
Northridge, CA                Shopping Center                (91)      1993-94      1988          40          40            10
Inglewood, CA                 Warehouse Building            (135)         1989      1984          40          40            10
Moorsetown, NJ (leased land)  Shopping Center               (343)      1989-91      1989          40          40            10

Middletown, OH                Retail Building                (96)                   2000          40          40            10
San Juan Capistrano, CA       Shopping Center               (116)     1988-89,      1987          40          40            10
                                                                        94-95
Terre Haute, IN               Retail Building                (82)                   2000          40          40            10
Smithtown, NY                 Retail Building               (101)      1988-89      1985          40          40            10
Azusa, CA                     Warehouse/Self Storage        (100)   1983, 1998      1983          40          40            10

Hampton, VA                   Retail Building/Bank           (78)         1992      1987          40          40            10
San Diego/Pacific Beach, CA                                    0                    2000          -            -           -
Tucson, AZ                    Shopping Center                (86)      1989-91      1988          40          40            10
Redwood City, CA              Retail Building                  0                    1982          -            -           -
New Britain, CT               Warehouse Building             (58)                   1991          40          40            10

Tucson/Marana, AZ             Land                             0                    1999          -            -
Denver/Aurora, CO             Restaurant                     (38)         1993      1990          40          40            10
San Diego/Southeast, CA       Restaurant/Bank                (33)      1989-90      1989          40          40            10
Chula Vista/Rancho del Rey,CA Land                             0                    1993          -            -           -
Fountain Valley, CA           Land                             0                    1998          -            -           -
------------------------------------------------------------------------------------------------------------------------------
Total Investment Properties                              $(9,364)
==============================================================================================================================

(1)  The aggregate cost for Federal income tax purposes is $468,477
(2) Does not include our investment in joint ventures which own retail centers in Fresno, CA; Bend, OR; and Westminster, CO

                             PRICE ENTERPRISES, INC.
                            SCHEDULE III (CONTINUED)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

                                                                             YEAR ENDED
                                                                             DECEMBER 31
                                                                   ---------------------------------------
   Reconciliation To Reported Amounts                                  2000          1999           1998
-----------------------------------------------------------------  ------------ -------------- -----------
   PROPERTY AND EQUIPMENT
       Balance at beginning of period                                $552,199        $475,873     $399,253
       Additions during the period:
           Purchases                                                   53,670          31,218       78,781
       Deductions during the period:
           Cost of properties sold                                    (50,654)        (29,721)      (2,500)
           Asset impairment loss                                          ---             ---          ---
                                                                   ------------ -------------- -----------
              Subtotal                                                555,215         477,370      475,534
       Other:
           Purchase accounting adjustment to fair value                   ---          75,016          ---
           Additions (deletions) to FF&E                                  462            (187)         339
                                                                   ------------ -------------- -----------
       Balance at end of period                                      $555,677        $552,199     $475,873
                                                                   ============ ============== ===========

   ACCUMULATED DEPRECIATION

       Balance at beginning of period                                  $1,330         $57,366      $46,197
       Depreciation expense                                             8,999          11,396(1)    11,085
       Accumulated depreciation of properties sold                       (945)         (4,168)         ---
                                                                   ------------ -------------- -----------
              Subtotal                                                  9,384          64,594       57,282
       Other:
           Purchase accounting adjustment to fair value                   ---         (63,092)         ---
           Change in accumulated depreciation of FF&E                     493            (172)          84
                                                                   ------------ -------------- -----------
       Balance at end of period ..                                     $9,877          $1,330      $57,366
                                                                   ============ ============== ===========

(1) Combined depreciation expense for the periods January 1 through November 11 and November 12 through December 31, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PRICE ENTERPRISES, INC.

DATED:   March 15, 2001                  By:  /s/ Gary B. Sabin
         --------------                       -----------------
                                              Gary B. Sabin
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

DATED:   March 15, 2001                 By:   /s/ James Y. Nakagawa
         --------------                       ---------------------
                                              James Y. Nakagawa
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jack Mcgrory                                   March 15, 2001
----------------                                   --------------
JACK McGRORY, Chairman of the Board of             Date
Directors

/s/ Gary B. Sabin                                  March 15, 2001
-----------------                                  --------------
GARY B. SABIN, Director, President,                Date
and Chief Executive Officer

/s/ Richard B. Muir                                March 15, 2001
-------------------                                --------------
RICHARD B. MUIR, Director, Executive Vice          Date
President and Chief Operating Officer

/s/ James F. Cahill                                March 15, 2001
-------------------                                --------------
JAMES F. CAHILL, Director                          Date

/s/ Murray Galinson                                March 15, 2001
-------------------                                --------------
MURRAY GALINSON, Director                          Date

                                  EXHIBIT INDEX

                                   DESCRIPTION
                                   -----------
PAGE
----

 2.1 Distribution Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc. (incorporated by reference to
      Exhibit 2.1 to Current Report on Form 8-K of Price Enterprises, Inc. filed with the Commission on September 12, 1997 (File No. 0-20449))
 3.1 Articles of Incorporation of Price Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to Transition Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 27, 1998 (File No. 0-20449))
 3.2 Articles Supplementary of Price Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form 8-A of Price Enterprises, Inc. filed with the Commission on August 7, 1998 (File No. 0-20449))
 3.3  Bylaws of Price Enterprises, Inc. (incorporated by reference to Exhibit
      3.2 to Transition Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 27, 1998 (File No. 0-20449))
 3.4  Articles of Amendment of Price Enterprises, Inc.
10.1 Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
      March 31, 1998 filed with the Commission on May 14, 1998 (File
      No. 0-20449))
10.2 Revolving Credit Agreement dated as of December 3, 1998 among the Company, and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 29, 1999 (File No. 0-20449))
10.3 Form of Promissory Note under Revolving Credit Agreement as amended and schedule of notes signed, dates, banks and amounts (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 29, 1999 (File No. 0-20449))
10.4 Form of Guaranty between Price Enterprises, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 29, 1999 (File No. 0-20449))
10.5 First Amendment to Revolving Credit Agreement and Loan Documents dated as of December 29, 1998 among the Company, Wells Fargo Bank, National Association, as a Lender (the "Original Lender"), BankOne, Arizona, NA, AmSouth Bank, and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 29, 1999 (File No. 0-20449))
10.6 Pro rata share of lenders participating in Amended Revolving Credit Agreement dated as of December 29, 1998 among the Company, Wells Fargo Bank, National Association, BankOne, Arizona, NA, AmSouth Bank and Wells Fargo Bank, NA, as agent (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 29, 1999 (File No. 0-20449))
10.7 The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (the "Stock Plan") (incorporated by reference to Exhibit 10.23 to Registration

      Statement on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449))
10.8 Form of Incentive Stock Option Agreement under the Stock Plan (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form S-8 of Price Enterprises, Inc. filed with the Commission on July 13, 1995 (File No. 33-60999))
10.9 Form of Non-Qualified Stock Option Agreement under the Stock Plan (incorporated by reference to Exhibit 4.3 of the Current Report on Form S-8 of Price Enterprises, Inc. filed with the Commission on July 13, 1995 (File No. 33-60999))
10.10 The Price Enterprises Directors' 1995 Stock Option Plan (the "Directors'
      Plan) (incorporated by reference to Exhibit 10.24 to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the Commission on December 13, 1994 (File No. 0-20449))
10.11 Form of Non-Qualified Stock Option Agreement under the Directors' Plan (incorporated by reference to Exhibit 4.5 of the Current Report on Form S-8 of Price Enterprises, Inc. filed with the Commission on July 13, 1995 (File No. 33-60999))
10.12 First Amendment to the Price Enterprises Directors' 1995 Stock Option Plan (incorporated by reference to Exhibit 4.7 to Transition Report on Form 10-K of Price Enterprises, Inc. filed with the Commission on March 27, 1998 (File No. 0-20449))
10.13 First Amendment to The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the Commission on September 2, 1998 (File No. 333-62723))
10.14 Second Amendment to the Price Enterprises Directors' 1995 Stock Option Plan (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 of price Enterprises, Inc. filed with the Commission on September 2, 1998 (File No. 333-62723))
10.15 Form of Amended and Restated Non-Qualified Stock Option Agreement under the 1995 Plan (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the
      Commission on September 2, 1998 (File No. 333-62723))
10.16 Form of Amended and Restated Non-Qualified Stock Option Agreement under the Director's Plan (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the Commission on September 2, 1998 (File No. 333-62723))
10.17 Agreement, dated May 12, 1999, by and among Excel Legacy Corporation and certain stockholders of Price Enterprises, Inc. listed on the signature pages thereto (incorporated by reference to Annex A to the Offer to Exchange/Prospectus dated October 6, 1999 filed as Exhibit (a)(1) to the Excel Legacy Corporation's Tender Offer Statement on Schedule 14D-1 as filed with the Commission on October 6, 1999 (File No. 005-43425)) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 14, 1999 by Excel Legacy Corporation(File No. 0-23503))
10.18 Agreement, dated June 2, 1999, as amended, between Excel Legacy Corporation and Price Enterprises, Inc. (incorporated by reference to Annex B to the Offer to Exchange/Prospectus dated October 6, 1999 filed as Exhibit (a)(1) to the Excel Legacy Corporation's Tender Offer Statement on
      Schedule 14D-1 as filed with the Commission on October 6, 1999 (File No. 005-43425))

10.19 Settlement and Termination Agreement dated May 24, 1999, by and between Price Enterprises, Inc. and Gary W. Nielson (incorporated by reference to
      Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the Commission on August 4, 1999 (File No. 0-20449))
10.20 Second Amendment to the Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the Commission on August 4, 1999 (File No. 0-20449))
10.21 Third Amendment to the Price Enterprises Directors 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the Commission on August 4, 1999 (File No. 0-20449))
10.22 First Amended and Restated Revolving Credit Agreement dated as of February 14, 2000 among PEI and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K of PEI filed with the Commission on March 29, 2000 (File No. 0-20449))
10.23 Pro rata share of lenders participating in First Amended and Restated Revolving Credit Agreement dated as of February 14, 2000 among PEI and Wells Fargo Bank, National Association, Bank One, Arizona, NA, AmSouth Bank, Bank Boston and Wells Fargo Bank, NA, as Agent (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K of PEI filed with the Commission on March 29, 2000 (File No. 0-20449))
10.24 Loan Agreement dated June 28, 2000 between Price Owner LLC and GMAC Commercial Mortgage Corporation, including form of Promissory Note, Mortgage and Security Agreement, Assignment of Leases and Rents, Guaranty of Recourse Obligations and Environmental Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of PEI filed with the Commission on July 26, 2000 (File No. 0-20449))
10.25 First Amended and Restated Promissory Note and Revolving Line of Credit dated September 27, 2000 by and among PEI and Excel Legacy (incorporated by reference to Exhibit 10.3 to Excel Legacy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Commission on November 9, 2000 (File No. 0-23503))
12.1  Computation of ratio of earnings to fixed charges
21.1  Subsidiaries of Price Enterprises, Inc.
23.1  Consent of Ernst & Young LLP, Independent Auditors