Form 10-K405/A
period 2000-12-31
PRICE ENTERPRISES INC
filed 2001-04-27
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  (Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.
/ /	Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number: 0-20449

PRICE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State of other jurisdiction of incorporation or organization)	33-0628740 (I.R.S. Employer Identification Number)

17140 Bernardo Center Drive, Suite 300, San Diego, CA 92128
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (858)-675-9400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.0001 Par Value
8 3/4% Series A Cumulative Redeemable
Preferred Stock $.0001 Par Value
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /x/

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 13, 2001 was $6,062,264 based on the last reported sale price of $5.25 per share on March 13, 2001.

    The number of outstanding shares of the Registrant's common stock as of March 13, 2001 was 13,309,006.

    The following items of Price Enterprises, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are hereby amended. Each such item is set forth in its entirety, as amended.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

    The following table sets forth certain information regarding our existing directors, including the name, position with the Company (if any) and age of each director:

Series A Preferred Stock Directors

Name	Age	Title
Jack McGrory	51	Director and Chairman
James F. Cahill	45	Director
Murray Galinson	63	Director

Series A Preferred Stock and Common Stock Directors

Name	Age	Title
Gary B. Sabin	47	Director, President and Chief Executive Officer
Richard B. Muir	45	Director, Executive Vice President and Chief Operating Officer

    Jack McGrory  has served as Chairman of the Board of our Company and a director of Excel Legacy Corporation (Legacy) since November 1999. Since September 2000, Mr. McGrory has also served as President and Chief Executive Officer of Downtown Development Inc., an entity which manages the construction of San Diego's new ballpark and adjacent commercial real estate, and President and Chief Executive Officer of San Diego Revitalization, a non-profit organization focused on real estate development in City Heights. Mr. McGrory has also been the Managing Director of The Price Group LLC, which is engaged in securities and real estate investments, since August 2000. Mr. McGrory served as Chief Operating Officer of the San Diego Padres from October 1999 to August 2000. Mr. McGrory served as President and Chief Executive Officer of our Company from September 1997 to November 1999 and as City Manager of the City of San Diego from March 1991 to August 1997.

    James F. Cahill  has served as a director of our Company since August 1997 and as a director of PriceSmart, Inc. since November 1999. He has also served as Executive Vice President of Price Entities since January 1987. In this position he has been responsible for the oversight and investment activities of the financial portfolio of Sol Price, founder of The Price Company, and related entities. He was a director of Neighborhood National Bank, located in San Diego, from 1992 through January 1998. Prior to his current position, Mr. Cahill was employed at The Price Company for ten years with his last position being Vice President of Operations.

    Murray Galinson  has served as a director of our Company since January 2001 and was previously a director of our Company from August 1994 until the closing of the Legacy exchange offer in November 1999. Mr. Galinson has also served as Chairman of the Board of San Diego National Bank and SDNB Financial Corp. since May 1996 and as a director of both entities since their inception in 1981. Mr. Galinson served as President of both entities from September 1984 until May 1996 and as Chief Executive Officer of both entities from September 1984 to September 1997.

    Gary B. Sabin  has served as President and Chief Executive Officer and a director of our Company since November 1999. Mr. Sabin also has served as Chairman of the Board of Directors, President and Chief Executive Officer of Legacy since its formation in November 1997. Mr. Sabin served as director and President of New Plan Excel Realty Trust, Inc. (New Plan Excel) from September 1998 to April 1999 and as Chairman, President and Chief Executive Officer of Excel Realty Trust from January 1989 to September 1998. In addition, Mr. Sabin has served as Chief Executive Officer of various companies since his founding of Excel Realty Trust's predecessor company and its affiliates starting in 1977. He has been active for over 20 years in diverse aspects of the real estate industry, including the evaluation and negotiation of real estate acquisitions, management, financing and dispositions.

    Richard B. Muir  has served as Executive Vice president, Chief Operating Officer and a director of our Company since November 1999. Mr. Muir also has served as director, Executive Vice President and Secretary of Legacy since its formation and as Legacy's Chief Operating Officer since November 1999. Mr. Muir served as a director, Executive Vice President and Co-Chief Operating Officer of New Plan Excel from September 1998 to April 1999 and served as director, Executive Vice President and Secretary of Excel Realty Trust from January 1989 to September 1998. In addition, Mr. Muir served as an officer and director of various affiliates of Excel Realty Trust since 1978, primarily in administrative and executive capacities, including direct involvement in and supervision of asset acquisitions, management, financing and dispositions.

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Securities Exchange Act of 1934, directors, executive officers and beneficial owners of 10% or more of our common stock or our Series A preferred stock are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock and/or our Series A preferred stock, as the case may be. Based solely on its review of such forms received by us, we believe that all of the Section 16(a) filings required to be made by reporting persons with respect to 2000 were made on a timely basis.

Executive Officers

    For information about the identification and business experience of the executive officers of our Company please see Item 4A.

Item 11. Executive Compensation

Compensation of the Company's Directors

    In 2000, each outside director of PEI received $6,000 in cash compensation for serving on our board of directors. In addition, outside directors who serve on committees of our board (in a capacity other than chairman of a committee) receive $500 for each meeting attended. The chairman or vice chairman of any committee may receive additional compensation to be fixed by PEI's board.

Meetings of the Board

    During 2000, our board of directors held three meetings. In 2000, each director attended at least 75% of the aggregate of all meetings held by our board and all meetings held by all committees of the board on which the director served.

Committees of the Board of Directors

    Executive and Nominating Committee.  PEI's executive and nominating committee, which currently consists of Messrs. Sabin and McGrory, held four meetings in 2000. The executive and nominating committee was established with all powers and rights necessary to exercise the full authority of our board of directors in the management of the business and affairs of PEI, except as provided by our bylaws. The executive and nominating committee also recommends candidates to fill vacancies on the board of directors or any committee thereof, which vacancies may be created by the departure of any directors or the expansion of the number of members of the board. The executive and nominating committee will give appropriate consideration to qualified persons recommended by stockholders for nomination as directors provided that such recommendations are accompanied by information sufficient to enable the executive and nominating committee to evaluate the qualifications of the nominee.

    Compensation and Audit Committee.  PEI's compensation and audit committee, which currently consists of Messrs. Cahill, McGrory and Galinson, held one meeting during 2000. The compensation and audit committee reviews salaries, bonuses and stock options of senior officers of PEI and administers PEI's executive compensation policies and plans. The compensation and audit committee also reviews the annual audits of PEI's independent auditors, reviews and evaluates internal accounting controls, recommends the selection of PEI's independent auditors, reviews and passes upon (or ratifies) related party transactions and conducts such reviews and examinations as it deems necessary with respect to the practices and policies of, and the relationship between, PEI and its independent auditors.

Compensation Committee Interlocks and Insider Participation

    During 2000, PEI's compensation and audit committee was comprised of Messrs. Cahill and McGrory. In addition Mr. Lorne served on the compensation and audit committee until December 2000 and Mr. Galinson served on the committee thereafter. Mr. Robert E. Price, PEI's former Chairman of the Board and a former member of the compensation and audit committee, served as PEI's President and Chief Executive Officer from July 1994 through August 1997. Mr. Jack McGrory, PEI's former Chairman of the Board and a current member of the compensation and audit committee, served as PEI's President and Chief Executive Officer from September 1997 through November 1999. No other interlocking relationship exists between any member of the compensation and audit committee and any member of any other company's board of directors or compensation committee.

COMPENSATION COMMITTEE REPORT

    Set forth below in full is the Report on Executive Compensation of our compensation and audit committee regarding the compensation paid by PEI to its executive officers during 2000:

    The philosophy of our compensation program is to employ, retain and reward executives capable of leading PEI in achieving its business objectives. These objectives include enhancing stockholder value, maximizing financial performance, preserving a strong financial posture, increasing PEI's assets and positioning its assets and business in geographic markets offering long-term growth opportunities. The accomplishment of these objectives is measured against the conditions characterizing the industry within which PEI operates.

Components of Executive Compensation

    Base Salary and Annual Cash Incentive Bonus.  At the close of Legacy's exchange offer for our common stock, Legacy took over daily management of our Company. As a result, we did not pay separate compensation to our executive officers in 2000. However, we reimburses Legacy for the services of its executive officers based on its historical costs for similar expenses, increased annually by 5% to reflect inflation and increased labor costs. The compensation and audit committee believes that the amounts paid to Legacy for the services of our executive officers took into consideration their individual performance and contribution to achieving PEI's objectives in 2000 and are at competitive levels relative to the various markets in which PEI competes.

    Long-Term Incentives.  Long-term incentives have included awards of stock options in the past. The objective for the awards was to align closely executive interests with the longer term interests of stockholders. PEI does not expect to continue to grant stock options to its executives, although the compensation and audit committee will periodically consider the merits of this and other long-term incentive compensation.

Compensation of the Chief Executive Officer

    Effective January 1, 2000, all of our employees became employed directly by Legacy. As a result, we did not pay to Mr. Sabin any direct compensation in 2000. Instead, we paid to Legacy a general and administrative reimbursement each month whereby PEI's general and administrative total costs for 2000, including the reimbursement to Legacy, equaled our 1998 general and administrative costs plus 5%. General and administrative costs incurred in 1999 were not used as the base year because they included various non-recurring costs associated with Legacy's acquisition of our common stock. Please refer to the Legacy Summary Compensation Table for actual salaries paid to Mr. Sabin by Legacy.

Tax Considerations

    Section 162(m) of the Code generally limits the tax deductions a public corporation may take for compensation paid to its Chief Executive Officer and its other four most highly compensated executive officers to $1 million per executive per year. PEI does not presently anticipate any such executive officers to exceed the non-performance based compensation threshold of Section 162(m). The committee intends to evaluate PEI's executive compensation policies and benefit plans during the coming year to determine whether any actions to maintain the tax deductibility of executive compensation are in the best interest of our stockholders.

    The foregoing Compensation Committee Report has been furnished by the compensation and audit committee of PEI's board of directors.

                      James F. Cahill
                      Jack McGrory
                      Murray Galinson
                      January 19, 2001

Executive Compensation

    The following table sets forth certain summary information concerning compensation paid by PEI for the years ended December 31, 2000, 1999 and 1998 to or on behalf of our Company's Chief Executive Officer at the end of the most recent fiscal year.

    None of PEI's executive officers serving at the end of the most recent fiscal year received a combined salary and bonus in excess of $100,000 in 2000.

Summary Compensation Table

Long-term Compensation Awards
Fiscal Year Compensation
Number of Securities Underlying Options
	Fiscal Year				All Other Compensation
Name		Salary	Bonus
Gary B. Sabin(1) President and Chief Executive Officer	2000 1999 1998	— — —	— — —	— — —	— — —

(1)
Mr. Sabin was appointed President and Chief Executive Officer of PEI on November 8, 1999 and received no compensation from PEI in 1999 or 2000.

    Effective January 1, 2000, all our employees became employed directly by Legacy. As a result, we did not pay any officers or employees directly in 2000. Instead, we paid to Legacy a general and administrative reimbursement each month whereby PEI's general and administrative total costs for 2000, including the reimbursement to Legacy, equaled our 1998 general and administrative costs plus 5%. General and administrative costs incurred in 1999 were not used as the base year because they included various non-recurring costs associated with Legacy's acquisition of our common stock.

Profit Sharing and 401(k) Plan

    Our board of directors adopted The Price Enterprises, Inc. Profit Sharing and 401(k) Plan, as amended, in January 1995. The plan is a profit-sharing plan designed to be a "qualified" plan under applicable provisions of the Code covering all non-union employees who have completed one year of service, as that term is defined in the plan. Under the plan, PEI may, in its discretion, make annual contributions which shall not exceed for each participant the lesser of: (1) 25% of the participant's compensation for such year or (2) the greater of (A) 25% of the defined benefit dollar limitation then in effect under section 415(b)(1) of the Code or (B) $30,000. In addition, participants may make voluntary contributions. The plan also permits employees to defer (in accordance with section 401(k) of the Code) a portion of their salary and contribute those deferrals to the plan.

    All participants in the plan are fully vested in their voluntary contributions and earnings thereon. Vesting in the remainder of a participant's account is based upon his or her years of service with PEI. A participant initially is 20% vested after the completion of two years of service with PEI, an additional 20% vested after the completion of three years of service and an additional 20% vested after the completion of each of his or her next three years of service, so that the participant is 100% vested after the completion of six years of service.

    Regardless of years of service, a participant becomes fully vested in his or her entire account upon retirement due to permanent disability, attainment of age 65 or death. In addition, the plan provides that our board of directors may at any time declare the plan partially or completely terminated, in which event the account of each participant with respect to whom the plan is terminated will become fully vested.

    Our board of directors also has the right at any time to discontinue contributions to the plan. If we fail to make one or more substantial contributions to the plan for any period of three consecutive years in each year of which we realized substantial current earnings, such failure will automatically be deemed a complete discontinuance of contributions. In the event of such a complete discontinuance of contributions, the account of each participant will become fully vested.

    During the year ended August 31, 1996, the "plan year" for The Price Enterprises, Inc. Profit Sharing and 401(k) Plan was converted to a fiscal year ended December 31 from a fiscal year ended August 31.

PERFORMANCE GRAPH

    The following performance graph compares the performance of our common stock to the Nasdaq Combined Composite Index and the published National Association of Real Estate Investment Trust's All Equity Total Return Index, or the NAREIT Equity Index, in each case for the period commencing December 30, 1995 through December 31, 2000. The NAREIT equity index includes all tax qualified REITs listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market. The graph assumes that the value of the investment in our common stock and each index was $100 at December 30, 1995 and that all dividends were reinvested. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding beneficial ownership of shares of PEI common stock and PEI Series A preferred stock as of April 11, 2001 (unless described otherwise) by our directors and executive officers, all of our directors and executive officers as a group and all other stockholders known by PEI to beneficially own more than five percent of the PEI common stock or the PEI Series A preferred stock. Beneficial ownership of directors, executive officers and five percent stockholders includes both outstanding shares of PEI common stock and PEI Series A preferred stock and shares of the PEI Series A preferred stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date of this table.

	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Preferred Stock Beneficially Owned(2)
			Percent of Total(%)
Name and Address(1)			Common	Preferred	Voting
Excel Legacy Corporation	12,154,289	—	91.3	*	77.4
Sol Price(3)(4)	—	8,507,135	*	35.6	5.4
Robert E. Price(3)(5)	—	5,779,230	*	24.2	3.7
James F. Cahill(3)(6)	—	3,392,423	*	14.2	2.2
Jack McGrory(3)(7)	—	3,378,794	*	14.0	2.1
Murray Galinson(3)	—	3,235,215	*	13.5	2.1
Charles T. Munger(8)	—	2,000,000	*	8.4	1.3
Gary B. Sabin	—	—	*	*	*
Richard B. Muir	—	—	*	*	*
All executive officers and directors as a group (11 persons)	—	3,337,465	—	13.8	2.1

*
Less than 1% beneficially owned.
(1)
The address for all persons listed, other than James F. Cahill, Jack McGrory, Charles T. Munger, Robert E. Price and Sol Price is c/o Price Enterprises, Inc., 17140 Bernardo Center Drive, Suite 300, San Diego, California 92128. The address for James F. Cahill, Jack McGrory, Robert E. Price and Sol Price is c/o The Price Entities, 7979 Ivanhoe Avenue, Suite 520, La Jolla, California 92037. The address for Charles T. Munger is 355 South Grand Avenue, 34th Floor, Los Angeles, California 90071.
(2)
Includes the following shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of April 11, 2001: Mr. Cahill—12,358; Mr. McGrory—234,829; and all executive officers and directors as a group (15 persons)—247,187.
(3)
Sol Price, Robert E. Price, Jack McGrory, James F. Cahill and Murray Galinson are directors of The Price Family Charitable Fund and co-managers of The Price Group LLC. As such, for purposes of this table, they are each deemed to beneficially own 2,281,680 shares of PEI Series A preferred stock held by the Charitable Fund and 850,285 shares of PEI Series A preferred stock held by The Price Group. Each of Sol Price, Robert E. Price, Jack McGrory, James F. Cahill and Murray Galinson has shared voting and dispositive powers with respect to, and disclaims beneficial ownership of, the shares held by the Charitable Fund and The Price Group. If the percent of the PEI Series A preferred stock beneficially owned by Sol Price, Robert E. Price, Jack McGrory, James F. Cahill and Murray Galinson were calculated without regard to the shares held by the Charitable Fund or The Price Group, they would own 22.5%, 11.1%, 1.1%, 1.0% and 0.5%, respectively, of the PEI Series A preferred stock.
(4)
Includes 5,375,170 shares of PEI Series A preferred stock held by trusts of which Sol Price is a trustee, and as to which Sol Price has sole voting and dispositive power.
(5)
Includes 2,646,118 shares of PEI Series A preferred stock held by trusts of which Robert E. Price is a trustee. Mr. Price has shared voting and dispositive power with respect to such shares. Also includes 295 shares of PEI Series A preferred stock held by Mr. Price through PEI's 401(k) plan and 852 shares of PEI Series A preferred stock held by Mr. Price as custodian of his minor children under the California Uniform Transfer to Minors Act, or the CUTMA.
(6)
Includes 4,000 shares of PEI Series A preferred stock held by Mr. Cahill as custodian for his minor children under CUTMA. Also includes 157,850 shares of PEI Series A preferred stock held by trusts in which Mr. Cahill is a trustee. Mr. Cahill has shared voting and dispositive power with respect to, and disclaims beneficial ownership of, the shares held by the trusts.

(7)
Includes 2,000 shares of PEI Series A preferred stock held by Mr. McGrory as custodian for his minor children under CUTMA. Mr. McGrory disclaims beneficial ownership of such shares.
(8)
Includes 15,000 shares of PEI Series A preferred stock owned by Charles T. Munger, as to which Charles T. Munger has sole voting and dispositive power. Also includes 92,115 shares of PEI Series A preferred stock owned by Philip B. Munger, as to which Philip B. Munger has sole voting and dispositive power. Also includes 1,275,000 shares of PEI Series A preferred stock held by NBACTMC Partnership, a California general partnership, as to which NBACTMC Partnership has sole voting and dispositive power. Also includes 287,040 shares of PEI Series A preferred stock held by Alfred C. Munger Trusts, as to which Alfred C. Munger Trusts have sole voting and dispositive power. Also includes 330,845 shares of PEI Series A preferred stock held by Charles T. and Nancy B. Munger Trusts, as to which Charles T. and Nancy B. Munger Trusts have sole voting and dispositive power. All information concerning Charles T. Munger, Philip B. Munger, NBACTMC Partnership, Alfred C. Munger Trusts and Charles T. and Nancy B. Munger Trusts is based upon information contained in a Schedule 13G filed with the SEC on behalf of the foregoing entities on February 5, 1999. The Schedule 13G indicates that each of Philip B. Munger, NBACTMC Partnership, Alfred C. Munger Trusts and Charles T. and Nancy B. Munger Trusts often rely on the advice of Charles T. Munger with respect to issues of voting and disposition.

Item 13. Certain Relationships and Related Transactions

    Following Legacy's completion of its exchange offer for the PEI common stock, Gary B. Sabin, Chairman, President and Chief Executive Officer of Legacy, became PEI's President and Chief Executive Officer, and certain other Legacy executives became PEI's executives. Legacy also took over daily management of PEI, including property management, finance and administration and its self storage business. PEI reimburses Legacy for these services. PEI expensed $3 million for these services for the year ended December 31, 2000, which was based on historical costs for similar expenses. PEI expensed $249,000 for these services during the period of November 12, 1999 through December 31, 1999.

    During 2000, PEI purchased two retail buildings and two office buildings properties from Legacy. They were funded through advances on PEI's unsecured revolving credit facility, by assuming mortgages and notes payable, and with the proceeds from a property sold in 2000 in a tax-deferred exchange transaction.

    PEI also purchased a 50% interest in a real estate development joint venture in Westminster, Colorado from Legacy for an initial payment of $8.1 million. The purchase price was based on the property's existing operating income, with additional payments estimated to be $4.8 million due through the completion of construction.

    In March 2000, PEI executed a $15 million note receivable with Legacy due December 2002. The note was amended in September 2000 to allow Legacy to borrow up to $40 million on the note. The note bears an interest rate of LIBOR plus 375 basis points (10.23% at December 31, 2000) on the first $15 million. Amounts borrowed in excess of $15 million bear interest at a fixed rate of 12.5% per year. As of December 31, 2000, Legacy owed $25.4 million on this note at a weighted average interest rate of 11.2%.

    PEI and Sol Price, a significant stockholder of PEI and Legacy through various trusts, have agreed to convert an existing Legacy loan payable to a trust controlled by Sol Price of approximately $9.3 million into 1,681,142 shares of a new class of our preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock, and a warrant to purchase 233,679 shares of our common stock at an exercise price of $8.25 per share concurrently with the closing of the merger with Legacy and the sale of our Series B preferred stock to Warburg Pincus Equity Partners, L.P. and some of its affiliates. These transactions are subject to stockholder approval and other customary conditions. Please see our Current Report on Form 8-K filed with the SEC on March 23, 2001 for a further description of the transactions.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE ENTERPRISES, INC.
DATED: April 27, 2001	By:	/s/ GARY B. SABIN Gary B. Sabin Title: President and Chief Executive Officer (Principal Executive Officer)
DATED: April 27, 2001	By:	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Title: Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
COMPENSATION COMMITTEE REPORT
PERFORMANCE GRAPH
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
SIGNATURES