Form 10-Q
period 2001-03-31
PRICE ENTERPRISES INC
filed 2001-05-15
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

Commission file Number 0-20449

PRICE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0628740 (I.R.S. Employer Identification No.)

17140 Bernardo Center Drive, Suite 300, San Diego, California 92128
(Address of principal executive offices) (Zip Code)

(858) 675-9400
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    The registrant had 13,309,006 shares of common stock, par value $.0001 per share, outstanding at May 14, 2001.

PRICE ENTERPRISES, INC.

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

PRICE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	March 31 2001	December 31 2000
	(unaudited)	(Note)
Real estate assets
Land and land improvements	$273,939	$247,470
Building and improvements	301,673	302,915
Fixtures and equipment	887	856
Construction in progress	5,848	4,436

	582,347	555,677
Less accumulated depreciation	(12,024)	(9,877)

	570,323	545,800
Investment in real estate joint ventures	16,019	14,515
Cash and cash equivalents	26,587	49,996
Accounts receivable	3,627	3,032
Note receivable from affiliate	39,782	25,377
Notes receivable	13,898	13,388
Deferred rents	3,934	3,352
Other assets	8,650	6,945

Total assets	$682,820	$662,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Mortgages and notes payable	$150,591	$150,709
Revolving line of credit	63,400	44,300
Accounts payable and other liabilities	4,594	4,287

Total liabilities	218,585	199,296
Commitments
Stockholders' equity
Series A preferred stock	353,404	353,404
Common stock	1	1
Additional paid-in capital	113,332	112,587
Accumulated deficit	(2,502)	(2,883)

Total stockholders' equity	464,235	463,109

Total liabilities and stockholders' equity	$682,820	$662,405

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

PRICE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited—amounts in thousands, except per share data)

	First Quarter Three Months Ended March 31
	2001	2000
Rental revenues	$17,781	$17,471
Expenses
Operating and maintenance	2,303	1,788
Property taxes	2,141	2,118
Depreciation and amortization	2,226	2,289
General and administrative	867	775

Total expenses	7,537	6,970

Operating income	10,244	10,501
Interest and other
Interest expense	(3,398)	(1,749)
Interest income	1,846	361
Equity in earnings of joint ventures	138	58

Total interest and other	(1,414)	(1,330)

Income before loss on sale of real estate	8,830	9,171
Loss on sale of real estate	(91)	—

Net income	8,739	9,171
Dividends paid to preferred stockholders	(8,358)	(8,324)

Net income applicable to common stockholders	$381	$847

Basic and diluted net income per common share	$.03	$.06
Weighted average common shares outstanding
Basic and diluted	13,309	13,309
Dividends per preferred share	$.35	$.35

See accompanying notes.

PRICE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited—amounts in thousands)

	First Quarter Three Months Ended March 31
	2001	2000
Operating activities
Net income	$8,739	$9,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,226	2,289
Deferred rents	(582)	(832)
Equity in earnings of joint venture	(138)	(58)
Loss on sale of real estate	91	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	(2,341)	(3,369)
Accounts payable and other liabilities	307	1,532

Net cash provided by operating activities	8,302	8,733
Investing activities
Additions to real estate assets	(28,306)	(13,325)
Proceeds from the sale of real estate assets	1,507	—
Contributions to real estate joint ventures	(1,366)	(48)
Advances on notes receivable	(17,600)	(7,805)
Repayments on notes receivable	2,685	—

Net cash used in investing activities	(43,080)	(21,178)
Financing activities
Advances from revolving line of credit and notes payable	19,100	22,800
Repayments of revolving line of credit and notes payable	(118)	(3,025)
Dividends paid	(8,358)	(8,324)
Proceeds from exercise of stock options	745	230

Net cash provided by financing activities	11,369	11,681

Net decrease in cash and cash equivalents	(23,409)	(764)
Cash and cash equivalents at beginning of period	49,996	2,145

Cash and cash equivalents at end of period	$26,587	$1,381

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$3,119	$1,224
Supplemental schedule of noncash financing activities:
Assumption of loans to acquire real estate assets	$—	$14,686

See accompanying notes.

PRICE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2001

Note 1—Organization and Significant Accounting Policies

Organization

    Price Enterprises, Inc. (PEI) operates as a real estate investment trust (REIT) incorporated in the state of Maryland. Our principal business is to own, acquire, operate, manage and lease real property, primarily open-air shopping centers. We became a REIT in September 1997 after we spun-off our merchandising segment and certain other assets to PriceSmart, Inc. In November 1999 Excel Legacy Corporation (Legacy) completed its exchange offer for our common stock. In the exchange offer, Legacy acquired approximately 91.3% of our common stock, which represents approximately 77.5% of PEI's voting power.

    In accounting for this transaction, we followed Accounting Principles Board Opinion No. 16, "Business Combinations," which requires we treat this transaction as a purchase. In following purchase accounting, we allocated the cost basis of Legacy's investment in our common stock among our assets and liabilities to adjust them to fair value at the time of the completion of the exchange offer.

Accounting Principles

    We prepared the financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States (GAAP) can be omitted. Certain prior year data have been reclassified to conform to the 2001 presentation.

    We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. You should also read the financial statements and notes in our latest annual report on Form 10-K, as amended.

    Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Real Estate Assets and Depreciation

    Prior to Legacy's exchange offer for our common stock, we recorded real estate assets at historical costs, and adjusted them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of our real estate assets to fair value. Our consolidated balance sheets at March 31, 2001 and December 31, 2000 reflect the new basis of our real estate assets.

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

    Following completion of Legacy's exchange offer for our common stock, we adopted Legacy's accounting policy of depreciating real estate assets. We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

Land improvements	40 years
Building and improvements	40 years
Tenant improvements	Term of lease or 10 years
Fixtures and equipment	3-7 years

    We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended March 31
	2001	2000
Interest incurred	$3,838	$2,192
Interest capitalized	440	443

Use of Estimates

    Preparing financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could differ from what we envisioned when we made these estimates.

New Accounting Standards

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in 1999 they voted to delay the effective date of this SFAS by one year. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value. We adopted this standard on January 1, 2001 and it did not have a significant impact on our financial statements.

Note 2—Net Income Per Share

    In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options that are dilutive were exercised. We did not have any common stock equivalents during the periods presented.

Note 3—Real Estate Assets

Acquisitions

    During the first quarter of 2001, we purchased land in Walnut Creek, CA for $2.8 million to be used for the future development of a self storage facility. Also during the first quarter we purchased land in Anaheim, CA for $23.3 million to be used for future development. In conjunction with the purchase of the Anaheim land, we executed a ground lease agreement with Legacy. The lease has a term of 50 years and requires payments of $2.8 million per year in rent. We used the proceeds from tax-deferred exchange transactions on properties we sold in 2000 to fund both acquisitions.

    During the first quarter of 2000, we acquired the following properties:

Location	Description	Date Acquired	Purchase Price (000's)	Mortgage Assumed (000's)
Middletown, OH	Retail building	2/9/00	$6,709	$3,726
Terre Haute, IN	Retail building	2/9/00	5,762	3,598
San Diego/Rancho Bernardo, CA	Office building(1)	2/25/00	16,025	11,025	(2)

(1)
Property leased back to Legacy

(2)
Indicates maximum construction loan balance. Balance assumed on date of acquisition was $7.4 million.

    We purchased the properties from Legacy and we funded these acquisitions through advances on our unsecured revolving credit facility.

Disposition

    During the first quarter of 2001, we sold a property in Aurora, CO for $1.5 million. We are using the proceeds from the sale to purchase additional properties in tax-deferred exchange transactions.

    There were no dispositions during the first quarter of 2000.

Note 4—Notes Receivable

    In March 2000, we executed a $15 million note receivable with Legacy due December 2002. The note was amended to allow Legacy to borrow up to $40.0 million on the note. The note bears an interest rate of LIBOR plus 375 basis points (8.9% at March 31, 2001) on the first $15.0 million. Amounts borrowed in excess of $15 million bear interest at a fixed rate of 12.5% per year. As of March 31, 2001, Legacy owed $39.8 million on this note at a weighted average interest rate of 11.1%.

    We also have $13.9 million in notes receivable outstanding at March 31, 2001 related to various development projects. The notes bear interest at 11% to 25% per year and are secured by the related projects. The notes mature on various dates through December 2001.

Note 5—Debt

    In June 2000, we borrowed $121.4 million from GMAC Commercial Mortgage Corporation. The GMAC loan is secured by five retail properties located in Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NJ; and Roseville, CA. The GMAC loan bears interest at LIBOR plus 98 basis points, 6.25% at March 31, 2001, and is due on June 28, 2004. We used proceeds of the loan to repay outstanding amounts on our existing revolving credit facility.

    In connection with our GMAC loan, we reduced the existing revolving credit facility from $125 million of total availability to $75 million of total availability. The amended facility matures December 2001 with current interest rates of LIBOR plus 140 to 185 basis points. The rate varies based on our leverage, amounts loaned to Legacy, and other financial ratios. As of March 31, 2001, we owed $63.4 million on this credit facility at a weighted average interest rate of 7.0%.

    We have a capital lease arrangement totaling $11.5 million at March 31, 2001 in conjunction with the San Diego/Rancho Bernardo, CA office building. The obligation matures in December 2004.

    We also have mortgages on four properties totaling $17.8 million. The loans bear interest ranging from 7.6% to 9.0% and are secured by the properties. The loans mature on various dates ranging from June 2003 to March 2014.

Note 6—Related Party Transactions

    Following Legacy's completion of its exchange offer, Legacy took over daily management of PEI, including property management, finance and administration. We reimburse Legacy for these services. We expensed $0.8 million for these services during the first quarter of 2001, which was based on our historical costs for similar expenses.

    During the first quarter of 2001 we recorded $0.9 million in interest income from Legacy related to the note receivable discussed in Note 4.

    In conjunction with the San Diego/Rancho Bernardo, CA office building purchase from Legacy discussed in Note 3, we leased the building back to Legacy under a 10-year lease agreement. During the first quarter of 2001, we recorded $0.2 million of rental revenue from Legacy in connection with this lease.

    In conjunction with the purchase of the Anaheim land discussed in Note 3, we executed a ground lease agreement with Legacy. The lease has a term of 50 years and requires payments of $2.8 million per year in rent. During the first quarter of 2001 we recorded $0.5 million in rental revenue from Legacy related to this lease.

    We discuss other related party transactions with Legacy in Note 3, Note 4, Note 5, Note 7 and Note 8.

Note 7—Significant Event

    On March 21, 2001, PEI, PEI Merger Sub, Inc., a Maryland corporation (Merger Sub), and Legacy entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into Legacy (the Merger), with Legacy continuing as a wholly-owned subsidiary of PEI. At the effective time of the Merger, each outstanding share of Legacy common stock, will be exchanged for 0.6667 of a share of PEI common stock, and each option to purchase shares of Legacy common stock will be exchanged for an option to purchase shares of PEI common stock (with the exercise price and number of shares appropriately adjusted to reflect the exchange ratio). Following the Merger, PEI will continue to operate as a real estate investment trust under the name Price Legacy Corporation (Price Legacy). The Merger, which is structured to qualify as a tax-free reorganization, is subject to the approval of the stockholders of both PEI and Legacy and other customary closing conditions.

    Also on March 21, 2001, PEI entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (Warburg Pincus), pursuant to which PEI agreed to sell to Warburg Pincus (a) 17,985,612 shares of a new class of preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock, par value $0.0001 per share (the Series B Preferred Stock), and (b) a warrant (the Warrant) to purchase an aggregate of 2.5 million shares of Price Legacy common stock at an exercise price of $8.25 per share, for an aggregate purchase price of $100,000,000. The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible under certain conditions into Price Legacy common stock at $5.56 per share after 24 months from the date of issuance. The 9% coupon will be paid in kind with additional shares of Series B Preferred Stock for the first 45 months from issuance. Since the Warburg Pincus investment and the Merger are subject to substantially the same conditions, it is expected that the two transactions will close concurrently (assuming they are both completed).

    On April 12, 2001, PEI and Sol Price, a significant stockholder of PEI and Legacy through various trusts, agreed to convert an existing Legacy loan payable to a trust controlled by Sol Price of approximately $9.3 million into 1,681,142 shares of the Series B Preferred Stock and a warrant to purchase 233,679 shares of our common stock at an exercise price of $8.25 per share concurrently with the closing of the merger with Legacy and the sale of the Series B Preferred Stock to Warburg Pincus. These transactions are subject to stockholder approval and other customary conditions.

Note 8—Subsequent Events

    In May 2001, we agreed in principle to master lease our existing four self-storage properties to certain of our officers, including Kelly D. Burt, Executive Vice President—Development, and William J. Hamilton, Senior Vice President—Self Storage. Effective as of the date of the agreement, the officers ceased being employees of PEI and Legacy. The initial rent paid under this agreement will be $5.1 million per year. As part of the agreement, we will have the right to require the lessee to purchase the properties from us at a price based upon the properties' net operating income as defined by the agreement. In addition, we intend to develop four additional self-storage properties that the lessees will have the right to acquire from us upon completion and stabilization of the properties. The final terms of the transaction are subject to the negotiation and execution of a definitive agreement, and other customary closing conditions. No assurance can be given that the transaction will be completed on the terms described above or at all.

    On May 14, 2001, PEI, Swerdlow Real Estate Group, Inc. (Swerdlow) and entities affiliated with Swerdlow entered into a Purchase and Sale Agreement effective as of May 7, 2001 (the Purchase Agreement). Subject to the terms and conditions set forth in the Purchase Agreement, PEI has the right to acquire from Swerdlow and its affiliates up to six properties located in Florida for aggregate consideration of $282.2 million, subject to adjustment, including the assumption of mortgage indebtedness. The properties are primarily retail centers that contain an aggregate of approximately 2.8 million square feet of gross leasable area. As of May 14, 2001, five properties were operating and approximately 97% leased to approximately 250 tenants and one property was under development. Major tenants include Home Depot, Kmart, Target, Winn-Dixie, BJ's Wholesale Club and Regal Cinemas. The transaction is subject to satisfactory completion of PEI's due diligence investigation of the properties, approval of the Swerdlow board of directors, and other customary closing conditions. If the necessary conditions are satisfied, the transaction is expected to be completed in the third quarter of 2001. However, no assurance can be given that the transaction will be completed on the terms described in the Purchase Agreement or in this paragraph or at all.

    A copy of the Purchase Agreement is attached as Exhibit 10.1 hereto and incorporated herein by reference. The foregoing description is qualified in its entirety by reference to the full text of such Exhibit.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-K, 10-Q and 8-K filed with the SEC. Our Form 10-K filing for the 2000 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results.

    We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of our 2000 Form 10-K under the heading "Factors That May Affect Future Performance." You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

    In Management's Discussion and Analysis we explain our general financial condition and results of operations including:

  •
  why revenues, costs and earnings changed from the prior period

  •
  funds from operations (FFO)

  •
  how we used cash for capital projects and dividends and how we expect to use cash in 2001

  •
  where we plan on obtaining cash for future dividend payments and future capital expenditures

    As you read Management's Discussion and Analysis, it may be helpful to refer to our financial statements and accompanying notes beginning on page 3. In Management's Discussion and Analysis we explain the changes in specific line items in the statements of income. Where changes are due to more than one reason, we list the reasons in order of importance.

Rental Revenues

	Amount	Change	Percent Change
1st Quarter 2001	$17,781	$310	2%
1st Quarter 2000	17,471	—	—

    Revenues increased $0.3 million to $17.8 million in the first quarter of 2001 compared to the same period in 2000 primarily because:

  •
  properties we acquired during 2000 and the first quarter of 2001 generated $1.1 million of additional revenues

  •
  revenue from properties we owned in 2000 and 2001 increased $0.6 million

  •
  partially offsetting these increases were revenues from properties we sold in 2000, which contributed $1.4 million of revenues in the first quarter of 2000

Expenses

	Amount	Change	Percent Change
1st Quarter 2001	$7,537	$567	1%
1st Quarter 2000	6,970	—	—

    Expenses increased $0.6 million to $7.5 million in the first quarter of 2001 compared to 2000 primarily because:

  •
  expenses from properties we owned in both 2000 and 2001 increased by $0.2 million

  •
  expansion of our self storage business which increased expenses by $0.4 million

  •
  bad debt expense increased $0.5 million in 2001 compared to 2000, primarily due to a recovery of amounts previously written off from a former tenant in 2000

  •
  these increases in expenses were partially offset by properties we sold in 2000 which contributed an additional $0.5 million to expenses in the first quarter of 2000

Operating Income

	Amount	Change	Percent Change
1st Quarter 2001	$10,244	$(257)	-2%
1st Quarter 2000	10,501	—	—

    Operating income decreased for the first quarter of 2001 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
1st Quarter 2001	$3,398	$1,649	94%
1st Quarter 2000	1,749	—	—

    Interest expense increased $1.6 million in the first quarter of 2001 compared to 2000 because during the first quarter of 2001 we had an average of $208.2 million of debt outstanding compared to $111.2 million in the first quarter of 2000. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

Interest Income

	Amount	Change	Percent Change
1st Quarter 2001	$1,846	$1,485	411%
1st Quarter 2000	361	—	—

    Interest income increased $1.5 million in the first quarter of 2001 compared to the same period in 2000 primarily because:

  •
  our note receivable with Legacy earned interest of $0.9 million

  •
  our notes receivable from other developers and other interest-bearing receivables earned additional interest of $0.3 million

  •
  we recorded an additional $0.3 million in interest income on higher cash balances in 2001

Funds From Operations

	Three Months Ended March 31
	2001	2000
Net income	$8,739	$9,171
Depreciation and amortization	2,226	2,289
PEI's share of depreciation of joint ventures	259	15
Loss on sale of real estate	91	—

Funds from operations (FFO)	11,315	11,475
Preferred dividends paid	(8,358)	(8,324)

FFO attributable to common shareholders	$2,957	$3,151

    Real estate industry analysts typically use FFO as another measurement of performance for real estate-oriented companies. In general, FFO adjusts net income for noncash charges such as depreciation, amortization and most non-recurring gains and losses. The National Association for Real Estate Investment Trusts (NAREIT), defines FFO as net income, excluding depreciation and amortization expense, and gains (losses) from certain sales of property.

    FFO during the first quarter of 2001 decreased 1.4% to $11.3 million compared to the first quarter of 2000 primarily because of the changes in revenues and expenses discussed previously. In the fourth quarter of 2000, we sold $24.3 million of operating properties. The proceeds of these properties were deposited in tax-deferred exchange accounts until we are able to reinvest the proceeds into new properties. At March 31, 2001, the balance held in tax-deferred exchange accounts was $22.8 million. The contribution from interest earned on the tax-deferred exchange accounts was approximately $0.3 million less than the FFO earned in 2000 on the related operating properties sold.

    FFO does not represent the accounting principles generally accepted in the United States definition of cash flows from operations and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Net cash provided by operations (see accompanying Consolidated Statements of Cash Flows) was $8.3 million for the first quarter of 2001 and $8.7 million for the first quarter of 2000.

Liquidity and Capital Resources

    Liquidity refers to our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. Capital resources represent those funds used or available to be used to support our business operations and consist of stockholders' equity and debt.

    Cash flow from operations has been the principal source of capital to fund our ongoing operations and dividend payments, while use of our credit facility and mortgage financing have been the principal sources of capital required to fund our growth. While we are positioned to finance our business activities through a variety of sources, we expect to satisfy short-term liquidity requirements through net cash provided by operations and through borrowings.

    We continue to evaluate various properties for acquisition or development, which has included acquiring development properties from Legacy once completed. We also continue to evaluate other investment opportunities. In 2001 we anticipate borrowing available amounts on our credit facility to fund these acquisition and development opportunities. We are also seeking additional funds through issuing new equity. We anticipate obtaining construction loans to fund our development activities. During the first quarter of 2001 we purchased two properties for future development for $26.0 million. We used the proceeds from tax-deferred exchange transactions on properties sold in 2000 to fund these acquisitions. We are also under contract to buy and are contemplating buying additional properties.

    From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. During the first quarter we sold one property from our portfolio for $1.5 million. We anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds. We are also under contract to sell and are contemplating selling certain other properties.

    These potential purchases and sales may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies.

    In June 2000 we borrowed $121.4 million from GMAC Commercial Mortgage Corporation. The GMAC loan is secured by five retail properties located in Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NJ; and Roseville, CA. The GMAC loan bears interest at LIBOR plus 98 basis points, 6.25% at March 31, 2001, and is due in June 2004. We used proceeds of the loan to repay outstanding amounts on our existing revolving credit facility.

    In connection with our GMAC loan, we reduced our existing revolving credit facility from $125 million of total availability to $75 million of total availability. The amended facility has a remaining term of one year with interest rates of LIBOR plus 140 to 185 basis points. The rate varies based on our leverage, amounts loaned to Legacy, and other financial ratios. As of March 31, 2001, we owed $63.4 million on this credit facility at a weighted average interest rate of 7.01%.

Inflation

    Because a substantial number of our leases contain provisions for rent increases based on changes in various consumer price indices, fixed rate increases, or percentage rent if tenant sales exceed certain base amounts, we do not expect inflation to have a material impact on future net income or cash flow from developed and operating properties. In addition, substantially all leases are triple net, which means specific operating expenses and property taxes are passed through to the tenant.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk, nor did we have any derivative financial instruments at March 31, 2001.

    Our exposure to market risk for changes in interest rates relates primarily to our unsecured revolving credit facility and GMAC loan. We enter into fixed rate mortgages and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

    We had $184.8 million in variable rate debt outstanding at March 31, 2001. Based upon this debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $1.2 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

PART II—OTHER INFORMATION

ITEM 5—OTHER INFORMATION

    On May 14, 2001, PEI, Swerdlow Real Estate Group, Inc. (Swerdlow) and entities affiliated with Swerdlow entered into a Purchase and Sale Agreement effective as of May 7, 2001 (the Purchase Agreement). Subject to the terms and conditions set forth in the Purchase Agreement, PEI has the right to acquire from Swerdlow and its affiliates up to six properties located in Florida for aggregate consideration of $282.2 million, subject to adjustment, including the assumption of mortgage indebtedness. The properties are primarily retail centers that contain an aggregate of approximately 2.8 million square feet of gross leasable area. As of May 14, 2001, five properties were operating and approximately 97% leased to approximately 250 tenants and one property was under development. Major tenants include Home Depot, Kmart, Target, Winn-Dixie, BJ's Wholesale Club and Regal Cinemas. The transaction is subject to satisfactory completion of PEI's due diligence investigation of the properties, approval of the Swerdlow board of directors, and other customary closing conditions. If the necessary conditions are satisfied, the transaction is expected to be completed in the third quarter of 2001. However, no assurance can be given that the transaction will be completed on the terms described in the Purchase Agreement or in this paragraph or at all.

    A copy of the Purchase Agreement is attached as Exhibit 10.1 hereto and incorporated herein by reference. The foregoing description is qualified in its entirety by reference to the full text of such Exhibit.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  a)
  The following exhibits are included herein or incorporated by reference:

10.1*†	Purchase and Sale Agreement, dated as of May 7, 2001, among SREG Operating Limited Partnership, SREG Oakwood Plaza, Inc., SREG OBC, Inc., SREG Hollywood Hills, Inc., SREG Cypress Creek, Inc., SREG Kendale, Inc., SREG Cross County, Inc., SREG (Millenia), Inc., Swerdlow Real Estate Group, Inc. and Price Enterprises, Inc.

*
Filed herewith.

†
A request for confidential treatment with respect to portions of this exhibit have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

(b)
Reports on Form 8-K during the quarter

    We filed a report on Form 8-K on March 23, 2001 relating to the merger agreement with Legacy. We did not file any other reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE ENTERPRISES, INC. Registrant
Date: May 14, 2001	/s/ GARY B. SABIN Gary B. Sabin President & Chief Executive Officer
Date: May 14, 2001	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Chief Financial Officer

QuickLinks

PRICE ENTERPRISES, INC. INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
PRICE ENTERPRISES, INC. CONSOLIDATED BALANCE SHEETS (in thousands) ASSETS
PRICE ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited—amounts in thousands, except per share data)
PRICE ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited—amounts in thousands)
PRICE ENTERPRISES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2001
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES