Form 10-K405/A
period 2000-12-31
PRICE ENTERPRISES INC
filed 2001-05-25
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
AMENDMENT NO. 2

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

    The following items of Price Enterprises, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended, are hereby amended. Each such item is set forth in its entirety, as amended.

PART I

ITEM 2 – Properties

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

    We also have a 50% interest in three joint ventures which own retail properties in Fresno, CA, Bend, OR, and Westminster, CO.

    Here is the geographic concentration of our Company's properties at December 31, 2000, excluding our joint ventures in Fresno, Bend, and Westminster:

State	Number of Properties	Percent of Minimum Annual Rent
Northeastern States
New York	2	18%
Virginia	2	16%
New Jersey	2	11%
Pennsylvania	1	7%
Massachusetts	1	4%
Maryland	1	4%
Connecticut	1	2%

Total Northeastern	10	62%
Midwestern States
Indiana	1	1%
Ohio	1	1%

Total Midwestern	2	2%
Western States
California	16	32%
Arizona	2	3%
Colorado	1	1%

Total Western	19	36%
Total	31	100%

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

Real Estate Portfolio

	Leases in Effect as of December 31, 2000
Commercial Properties	Number Of Tenants	Gross Leasable Area (sq ft)	Percent Leased	Annual Minimum Rent(1)	Principal Tenants	% of G.L.A. (sq ft)	Lease Expires
		(000's)		($000's)
Westbury, NY	8	398.6	100%	$7,765.0	Costco	37%	2009
					Kmart	28%	2013
					Marshalls	11%	2009
					The Sports Authority	11%	2013
					Borders Books	8%	2019
Pentagon City, VA	9	336.8	100%	6,928.6	Costco	50%	2009
					Marshalls	13%	2010
					Best Buy	11%	2010
					Linens'n Things	10%	2010
					Borders Books	10%	2010
Wayne, NJ	5	343.9	93%	4,368.7	Costco	43%	2009
(includes 23,000 sq. ft. of					Lackland Storage	17%	2012
vacant storage space)					The Sports Authority	13%	2012
					Nobody Beats the Wiz	11%	2018
Philadelphia, PA	22	308.7	98%	3,085.6	The Home Depot	36%	2009
					Babys R Us	13%	2006
					AMC Theaters	12%	2015
					ACME Supersaver	11%	2000
Sacramento/Bradshaw, CA	1	156.6	100%	2,415.7	AT&T	100%	2006
Roseville, CA	19	188.5	100%	2,415.3	The Sports Authority, Linens 'n Things, Ross Stores
Signal Hill, CA	13	154.8	97%	2,335.7	The Home Depot, PETsMART
Seekonk, MA	12	213.9	98%	1,954.2	Don Mar Creations, The Sports Authority, Circuit City
Glen Burnie, MD	10	154.6	87%	1,699.8	The Sports Authority, PETsMART, Computer City, Staples
San Diego, CA(2)	3	443.2	100%	1,661.7	Costco, Charlotte Russe
San Diego/Rancho San Diego, CA	19	98.4	97%	1,198.9	Rite Aid, Ross Stores, Petco
Scottsdale, AZ	22	68.0	79%	1,072.3	RAS Management, Greater Phoenix
San Diego/Carmel Mountain, CA	7	35.0	100%	941.7	Claim Jumper, McMillin Realty, Islands
Inglewood, CA	1	119.9	100%	926.6	HomeBase
Moorestown, NJ (leased land)	3	177.1	37%	738.0	The Sports Authority
Northridge, CA	2	22.0	100%	734.0	Barnes & Noble, Fresh Choice
New Britain, CT	1	112.4	100%	671.1	Wal-Mart
Middletown, OH	1	126.4	100%	650.0	Lowe's
San Juan Capistrano, CA	6	56.4	100%	610.8	PETsMART, Staples
Terre Haute, IN	1	104.3	100%	557.8	Lowe's
Smithtown, NY	1	55.6	100%	500.7	Levitz Furniture
Hampton, VA	2	45.6	100%	452.4	The Sports Authority, Commerce Bank
San Diego/Rancho Bernardo, CA	1	82.5	100%	450.0	Excel Legacy (master lease)
Redwood City, CA	2	49.4	100%	418.8	Orchard Supply (ground lease)
Tucson, AZ	11	40.1	100%	408.1	PETsMART
Denver/Aurora, CO	1	7.3	100%	164.3	Red Robin
San Diego/Southeast, CA	2	8.9	100%	150.4	Navy Federal C.U., Burger King
Chula Vista/Rancho del Rey, CA	1	6.7	100%	75.0	Burger King (ground lease)

Total Commercial Properties	186	3,915.6	95%	$45,351.2

(1)
Annual Minimum Rent does not include percentage rents, expense reimbursements, revenue from month-to-month leases, or rents expiring in 2001.

(2)
Price Self Storage is also located at this property.

	As of December 31, 2000
Self Storage Properties	Gross Leaseable Area (sq ft)	Percent Leased
	(000's)
San Diego/Murphy Canyon, CA	250.8	99%
San Diego, CA(1)	89.6	99%
Azusa, CA	84.3	99%
Solana Beach, CA(2)	238.0	91%

Total Self Storage Properties	662.7	96%

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

Debt Secured by Properties

    The following table summarizes outstanding debt secured by our properties as of December 31, 2000:

Lender	Property	Interest Rate		Maturity Date	Balance	Balance due at Maturity
					($000's)	($000's)
GMAC Commercial Mortgage(1)(5)	Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NJ; and Roseville, CA	7.88	%(2)	6/28/04	$121,375	$121,375
Kieg Financial Corporation	Scottsdale, AZ	8.13%		2/1/06	1,983	1,087
American General Realty Advisors	Terre Haute, IN	8.75%		6/1/03	3,529	3,323
Fifth third Real Estate Capital	Middletown, OH	7.63%		2/1/14	3,596	—
GMAC Commercial Mortgage(3)	San Diego/Murphy Canyon, CA	9.00%		7/1/04	8,765	8,437
Rose Canyon Business Park(4)(5)	San Diego/Rancho Bernardo, CA	4.43%		12/8/04	11,500	11,500

					$150,748

(1)
No prepayment on loan is allowed prior to July 2002.

(2)
Interest based on LIBOR plus 98 basis points. Monthly payments are interest only.

(3)
No prepayment on loan is allowed prior to July 2001.

(4)
Capital lease arrangement whereby lease may be paid in full upon six month notice.

(5)
Monthly payments are interest only.

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

PART II

ITEM 5 – Market for Registrant's Common Equity and Related Stockholder Matters

Stock Prices

    Our common stock and Series A Preferred Stock trades on the Nasdaq National Market under the symbols PREN and PRENP, respectively. On August 17, 1998 we distributed one share of Series A Preferred Stock for every one share of common stock owned by our stockholders on July 30, 1998. The Series A Preferred Stock began trading on August 18, 1998 under the symbol PRENP. The table below provides the high and low sales prices of our common stock and Series A Preferred Stock for the period indicated, as reported by The Nasdaq National Market.

	Common Stock				Preferred Stock
	High		Low		High		Low
Calendar Year ? 1998
First Quarter	20	1/4	18		—		—
Second Quarter	19	1/2	17	3/8	—		—
Third Quarter	19	1/4	2	1/4	15		12	7/8
Fourth Quarter	6	7/32	4	1/4	14	1/4	13
Calendar Year – 1999
First Quarter	6		4	11/32	15	1/8	13	1/2
Second Quarter	8		4	7/8	15	1/2	14	5/16
Third Quarter	8		7	1/4	16	1/4	14	5/8
Fourth Quarter	8	3/8	6	13/32	15	11/16	13	3/4
Calendar Year – 2000
First Quarter	7	5/8	7	1/16	14	5/8	13	1/4
Second Quarter	7	1/2	6	1/2	15	3/38	13	5/8
Third Quarter	6	7/8	4	1/2	15	1/16	14	5/16
Fourth Quarter	5	1/4	3	5/8	14	15/16	14

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

    During 2000, we declared and paid four quarterly dividends of $0.35 on each share of Series A Preferred Stock for a total of $1.40 per share or $33.4 million and we did not declare or pay any dividends on our common stock. Prior to the distribution of Series A Preferred Stock, we paid dividends on our common stock. Beginning with our November 1998 dividend payment, dividends of $1.40 per year are now paid on the Series A Preferred Stock. Any dividends required to be paid in excess of $1.40 will be paid to our common stockholders.

    During 1999, we declared and paid four quarterly dividends of $0.35 on each share of Series A Preferred Stock for a total of $1.40 per share or $33.3 million and we did not declare or pay any dividends on our common stock.

    During 1998, we declared and paid three quarterly dividends of $0.35 on each share of common stock and one quarterly dividend of $0.35 on each share of Series A Preferred Stock for a total of $1.40 per share or $33.3 million.

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

ITEM 6 – Selected Financial Data

    The following selected data should be read in conjunction with our financial statements and accompanying notes located elsewhere in this Form 10-K and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations." (amounts in thousands, except per share data)

	Year Ended December 31				Four Months Ended December 31		Year Ended August 31
	2000	1999	1998	1997	1997	1996	1997	1996
Statement of Operations Data
Rental revenues	$70,771	$66,667	$62,485	$56,067	$18,170	$18,941	$56,838	$56,221
Operating income	41,847	35,143	31,393	23,289	9,045	8,178	22,422	5,829
Income from continuing operations	34,292	32,671	29,429	29,003	17,508	7,590	19,085	8,340
Discontinued operations	—	—	—	(1,625)	—	(3,235)	(4,860)	(8,250)
Net income	34,292	32,671	29,429	27,378	17,508	4,355	14,225	90
Net income (loss) per share from continuing operations – basic	.07	(.05)	.97	1.23	.74	.33	.82	.36
Cash dividends per share
Preferred share	1.40	1.40	.35	—	—	—	—	—
Common share	—	—	1.05	1.25	.35	.30	1.20	—

	As of December 31				As of August 31
	2000	1999	1998	1997	1997	1996
Balance Sheet Data
Real estate assets, net	$545,800	$550,869	$418,507	$353,056	$337,139	$337,098
Total assets	662,405	562,558	457,352	408,478	403,757	540,325
Mortgages and notes payable	150,709	8,841	8,911	—	—	—
Series A preferred stock	353,404	353,404	353,404	—	—	—
Total stockholders' equity	463,109	461,260	344,811	406,624	396,476	532,899

ITEM 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

    As you read Management's Discussion and Analysis, it may be helpful to refer to our financial statements and accompanying notes beginning on page 30. In Management's Discussion and Analysis we explain the changes in specific line items in the statements of operations. Where changes are due to more than one reason, we list the reasons in order of importance.

Introduction

    In Management's Discussion and Analysis of Financial Conditions and Results of Operations we explain our general financial condition and results of operations including:

  •
  results of operations

  •
  why revenues, costs and earnings changed from the prior period

  •
  funds from operations (FFO)

  •
  how we used cash for capital projects and dividends during 1998 through 2000 and how we expect to use cash in 2001

  •
  where we plan on obtaining cash for future dividend payments and future capital expenditures

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

Results of Operations

Rental Revenues

	Rental Revenues	Change	Percent Change
2000 – Year ended December 31	$70,771	$4,104	6%
1999 – Year ended December 31	66,667	—	—
1999 – Year ended December 31	66,667	4,182	7%
1998 – Year ended December 31	62,485	—	—

    Revenues increased $4.1 million to $70.8 million in 2000 compared to 1999 because:

  •
  revenues from properties we owned in both 1999 and 2000 increased $3.2 million, primarily due to additional leasing activity and additional expense reimbursement revenue

  •
  properties we acquired during 2000 generated $2.0 million of additional revenues

  •
  expansion of our self storage business provided an additional $1.2 million of revenues

  •
  partially offsetting these increases were:

  •
  revenues from two properties we sold in the second quarter of 1999, which contributed $1.5 million of revenues in the prior year and

  •
  revenues from properties sold during 2000 decreased $0.8 million compared to 1999

    Revenues increased $4.2 million to $66.7 million in 1999 compared to 1998 because:

  •
  properties we acquired after the first quarter of 1998 generated $4.3 million of additional revenues

  •
  expansion of our self storage business provided an additional $2.1 million of revenues

  •
  revenues from properties we owned in both 1998 and 1999 increased $0.8 million

  •
  partially offsetting these increases were:

  •
  revenues from two properties which we sold in the second quarter of 1999, which contributed $2.1 million of revenues in the prior year and

  •
  a reduction in revenues of $0.8 million due to the Caldors bankruptcy, a former tenant at our Moorestown, NJ location

    The impact in 1999 of our new accounting basis for the straight-line accrual of future rental income, due to Legacy's acquisition of our common stock, was not material.

Expenses

	Amount	Change	Percent Change
2000 – Year ended December 31	$28,924	$(2,600)	(8)%
1999 – Year ended December 31	31,524	—	—
1999 – Year ended December 31	31,524	432	1%
1998 – Year ended December 31	31,092	—	—

    Expenses decreased $2.6 million to $28.9 million in 2000 compared to 1999 primarily because:

  •
  depreciation expense decreased $1.9 million due to our change to Legacy's accounting policy of depreciating real estate assets. Following the completion of Legacy's exchange offer for our common stock, we adopted Legacy's accounting policy of depreciating real estate assets, to useful lives of 40 years for land improvements and buildings compared to 25 years in prior years

  •
  bad debt expense decreased $0.6 million, primarily due to a recovery of amounts previously written off related to the Homeplace bankruptcy, a former tenant

  •
  properties we sold during 2000 contributed an additional $0.9 million to expenses, including depreciation expense of $0.5 million, in the prior year

  •
  properties we sold in the second quarter of 1999 contributed $0.6 million of expense in 1999

  •
  these decreases in expenses were partially offset by:

  •
  expansion of our self storage business, which increased expenses by $0.4 million

  •
  properties we acquired during 2000, which increased expenses by $0.7 million including depreciation of $0.5 million and

  •
  general and administrative expenses, which increased $0.3 million over the prior year

    Expenses increased $0.4 million to $31.5 million in 1999 compared to 1998 primarily because:

  •
  properties we acquired after the first quarter of 1998 increased expenses $0.6 million

  •
  expansion of our self storage business increased expenses $1.1 million

  •
  these increases in expenses were partially offset by:

  •
  properties we sold in the second quarter of 1999 which reduced expenses by $1.6 million and

  •
  by the reduction of bad debt expense of $0.7 million resulting in part from recovery of amounts previously written off related to the Bradlee's bankruptcy, a former tenant at our Seekonk, MA property

    The impact in 1999 of our new accounting basis for real estate asset depreciation, due to Legacy's acquisition of our common stock, was not material.

Operating Income

	Amount	Change	Percent Change
2000 – Year ended December 31	$41,847	$6,704	19%
1999 – Year ended December 31	35,143	—	—
1999 – Year ended December 31	35,143	3,750	12%
1998 – Year ended December 31	31,393	—	—

    Operating income increased for 2000 and 1999 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
2000 – Year ended December 31	$10,931	$5,057	86%
1999 – Year ended December 31	5,874	—	—
1999 – Year ended December 31	5,874	3,063	109%
1998 – Year ended December 31	2,811	—	—

    During 2000, interest expense increased $5.1 million compared to 1999 because:

  •
  our average debt outstanding in 2000 was $174.5 million compared to $90.0 million in 1999, which relates primarily to additional borrowings which were used to purchase properties and to provide loans to Legacy and other real estate developers

  •
  the weighted average interest rate related to our credit facility increased from 7.5% at December 31, 1999 to 8.0% at December 31, 2000

  •
  we recorded $0.5 million of interest expense related to the assumptions of loans on the Terre Haute, IN, Middletown, OH, and Scottsdale, AZ properties purchased in 2000

  •
  interest expense is net of $2.1 million interest capitalized to real estate assets

    During 1999, interest expense increased $3.1 million compared to 1998 because:

  •
  we recorded $6.3 million in interest expense related to our unsecured revolving credit facilities because our average debt outstanding in 1999 was $90.0 million compared to $21.5 million in 1998, which relates primarily to the borrowing of $57.6 million for our common stock repurchase in November 1998

  •
  we recorded $0.8 million in interest expense related to the note payable associated with our San Diego/Murphy Canyon, CA self storage facility purchase

  •
  interest expense is net of $1.2 million interest capitalized to real estate assets

    We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-K.

Interest Income

	Amount	Change	Percent Change
2000 – Year ended December 31	$2,708	$2,204	437%
1999 – Year ended December 31	504	—	—
1999 – Year ended December 31	504	(159)	(24)%
1998 – Year ended December 31	663	—	—

    Interest income increased $2.2 million to $2.7 million in 2000 compared to 1999 primarily because:

  •
  our note receivable with Legacy earned interest of $1.0 million

  •
  our notes receivable with other real estate developers earned interest of $0.7 million

  •
  we recorded $0.5 million in interest income on higher cash balances

    Interest income decreased $0.2 million to $0.5 million in 1999 compared to 1998 primarily because of lower cash balances in 1999 and we used available cash and began borrowing in the second quarter of 1998 to fund acquisitions.

Gain on Sale of Real Estate and Investments (net)

	Amount	Change	Percent Change
2000 – Year ended December 31	$164	$(4,553)	(96)%
1999 – Year ended December 31	4,717	—	—
1999 – Year ended December 31	4,717	4,533	2464%
1998 – Year ended December 31	184	—	—

    During 2000, we sold the following properties for a gain of $0.2 million:

Location	Description	Date	Sales Price
Azusa, CA	Warehouse(1)	8/25/00	$4,200
Sacramento\Bradshaw, CA	Office Building(2)	9/18/00	22,100
Littleton, CO	Retail Building	11/3/00	2,030
Fountain Valley/Stockton, CA	Retail Buildings	11/20/00	22,291

(1)
Partial sale – self storage remains

(2)
Partial sale – sold two of four buildings in office complex

    During 1999 we sold the following properties for a gain of $4.7 million:

Location	Description	Date	Sales Price
Buffalo, NY	Retail building (vacant)	4/1/99	$6,100
Dallas, TX	Shopping center	4/22/99	26,400

Merger Related Costs

    In connection with the completion of Legacy's exchange offer in November 1999, we expensed $1.8 million as follows:

Amount
Vesting of preferred stock options	$934
Accounting and legal	327
Other	558

$1,819

    Because our transaction with Legacy resulted in a change of control in our Company, we expensed $0.9 million related to the accelerated vesting of preferred stock options as required by generally accepted accounting principles.

Funds From Operations

	Year Ended December 31
	2000	1999	1998
Net income before provision for income taxes	$34,292	$32,671	$29,429
Depreciation and amortization	9,558	11,825	12,471
PEI's share of depreciation of joint ventures	240	—	—
Gain on sale of real estate and investments, net	(164)	(4,717)	—
Other	—	—	509

FFO before preferred dividends	43,926	39,779	42,409
Preferred dividends paid	(33,360)	(33,263)	(8,316)

FFO	$10,566	$6,516	$34,093

Net cash provided by (used) in:
Operating activities	$35,223	$43,660	$40,427
Investing activities	(36,005)	(1,275)	(72,127)
Financing activities	48,633	(43,931)	8,388

    Our Company, as well as real estate industry analysts, generally consider FFO as another measurement of economic profitability for real estate-oriented companies. The Board of Governors of the National Association for Real Estate Investment Trusts (NAREIT), defines FFO as net income, excluding depreciation and amortization expense, and gains (losses) from certain sales of property. We calculate FFO in accordance with the NAREIT definition and also exclude provisions for asset impairments and gains (losses) from sale of investments when we calculate FFO. FFO does not represent the cash flows from operations defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Excluded from FFO are significant components in understanding our financial performance.

    FFO before preferred dividends during 2000 increased 10% to $43.9 million compared to 1999 because:

  •
  properties we owned in both 1999 and 2000 increased FFO $2.3 million

  •
  properties we acquired during 2000 increased FFO $1.6 million

  •
  interest income on our outstanding notes receivable and higher cash balances increased FFO $2.2 million

  •
  we expensed $1.8 million in merger costs in 1999 related to our transaction with Legacy

  •
  expansion of our self storage business increased FFO $0.8 million

  •
  joint venture income contributed $0.5 million to FFO in the current year

  •
  these increases to FFO were partially offset by:
  •
  additional interest expense which reduced FFO $5.1 million

    FFO prior to preferred dividends during 1999 decreased 6% to $37.3 million compared to 1998 because:

  •
  interest expense increased $3.1 million, which relates directly to the borrowing of $57.6 million for our common stock repurchase in November 1998

  •
  we expensed $1.8 million in merger costs related to our transaction with Legacy

  •
  two properties we sold in the second quarter of 1999 reduced FFO $1.5 million

  •
  Caldors, a former bankrupt tenant at our Moorestown, NJ location reduced FFO $0.8 million

  •
  these increases in expenses were partially offset by:
  •
  properties we acquired in 1998 which increased FFO $3.6 million

  •
  expansion of our self storage business which increased FFO $1.0 million

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

    Cash flow from operations has been the principal source of capital to fund our ongoing operations and dividend payments, while use of our credit facilities and mortgage financing have been the principal sources of capital required to fund our growth. While we are positioned to finance our business activities through a variety of sources, we expect to satisfy both short-term and long-term liquidity requirements through net cash provided by operations and through borrowings.

    We continue to evaluate various properties for acquisition or development, which includes acquiring development properties from Legacy once they are completed. We also continue to evaluate other investment opportunities. In the short-term and long-term we anticipate borrowing available amounts on our credit facility to fund these acquisition and development opportunities. We may also choose to seek additional funds through issuing new equity. We anticipate obtaining construction loans to fund our retail and self storage development activities. During the year ended December 31, 2000 we:

  •
  purchased five properties for $42.4 million. In conjunction with these purchases, we assumed three long-term mortgages secured by three of the properties totaling $9.3 million and one construction loan for $11.0 million related to the office property

  •
  purchased a 50% interest in two real estate joint ventures for $10.0 million

  •
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

  •
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

ITEM 8 – Financial Statements and Supplementary Data

PRICE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS

	December 31 2000	December 31 1999
Real estate assets
Land and land improvements	$247,470	$248,177
Building and improvements	302,915	293,686
Fixtures and equipment	856	394
Construction in progress	4,436	9,942

	555,677	552,199
Less accumulated depreciation	(9,877)	(1,330)

	545,800	550,869
Investment in real estate joint ventures	14,515	4,338
Cash and cash equivalents	49,996	2,145
Accounts receivable	3,032	697
Income tax receivable	257	3,171
Note receivable from affiliates	25,377	—
Notes receivable	13,388	—
Deferred rents	3,352	571
Other assets	6,688	767

Total assets	$662,405	$562,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Mortgages and notes payable	$150,709	$8,841
Revolving line of credit	44,300	88,400
Accounts payable and other liabilities	4,287	4,057

Total liabilities	199,296	101,298
Commitments
Stockholders' equity
Series A preferred stock, cumulative, redeemable, $.0001 par value, 26,000,000 shares authorized, 23,868,808 and 23,759,456 shares issued and outstanding.	353,404	353,404
Common stock, $.0001 par value, 74,000,000 shares authorized, 13,309,006 shares issued and outstanding	1	1
Additional paid-in capital	112,587	111,670
Accumulated deficit	(2,883)	(3,815)

Total stockholders' equity	463,109	461,260

Total liabilities and stockholders' equity	$662,405	$562,558

See accompanying notes.

PRICE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			Predecessor
	Year Ended December 31 2000	Period from November 12 through December 31 1999	Period from January 1 through November 11 1999	Year Ended December 31 1998
Rental revenues	$70,771	$9,251	$57,416	$62,485
Expenses
Operating and maintenance	7,699	962	7,307	7,616
Property taxes	8,582	1,412	7,252	8,025
Depreciation and amortization	9,558	1,086	10,739	12,471
General and administrative	3,085	268	2,498	2,980

Total expenses	28,924	3,728	27,796	31,092

Operating income	41,847	5,523	29,620	31,393
Interest and other
Interest expense	(10,931)	(848)	(5,026)	(2,811)
Interest income	2,708	22	482	663
Equity in earnings of joint ventures	504	—	—	—
Merger related costs	—	—	(1,819)	—

Total interest and other	(7,719)	(826)	(6,363)	(2,148)

Income before gain on sale of real estate and investments, net	34,128	4,697	23,257	29,245
Gain on sale of real estate and investments, net	164	—	4,717	184

Net income	34,292	4,697	27,974	29,429
Dividends paid to preferred stockholders	(33,360)	—	(33,263)	(8,316)

Net income (loss) applicable to common stockholders	$932	$4,697	$(5,289)	$21,113

Earnings per common share – basic	$.07	$.35	$(.40)	$.97
Earnings per common share – assuming dilution	$.07	$.35	$(.40)	$.96

See accompanying notes.

PRICE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 1997	—	$—	23,731	$2	$412,321	$(5,699)	$406,624
Net income	—	—	—	—	—	29,429	29,429
Stock options exercised and stock grants	—	—	37	—	350	—	350
Adjustment to special dividend – Distribution of PriceSmart	—	—	—	—	(550)	—	(550)
Cash dividends(1)	—	—	—	—	—	(33,253)	(33,253)
Distribution of 8 3/4% Series A Preferred Stock	23,759	353,404	—	—	(353,404)	—	—
Shares repurchased, including costs	—	—	(10,475)	(1)	(57,788)	—	(57,789)

Balance at December 31, 1998	23,759	353,404	13,293	1	929	(9,523)	344,811
Net income	—	—	—	—	—	27,974	27,974
Stock options exercised and stock grants	—	—	16	—	114	—	114
Vesting of preferred stock options due to merger	—	—	—	—	934	—	934
Cash dividends on preferred stock(2)	—	—	—	—	—	(33,263)	(33,263)

Balance at November 11, 1999	23,759	353,404	13,309	1	1,977	(14,812)	340,570
Net income	—	—	—	—	—	4,697	4,697
Purchase accounting adjustment	—	—	—	—	109,693	6,300	115,993

Balance at December 31, 1999	23,759	353,404	13,309	1	111,670	(3,815)	461,260
Net income	—	—	—	—	—	34,292	34,292
Series A Preferred Stock options exercised	110	—	—	—	917	—	917
Cash dividends on preferred stock(2)	—	—	—	—	—	(33,360)	(33,360)

Balance at December 31, 2000	23,869	$353,404	13,309	$1	$112,587	$(2,883)	$463,109

See accompanying notes.

(1)
$1.05 per share of common stock and $.35 per share of preferred stock

(2)
$1.40 per share of preferred stock

PRICE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			Predecessor
	Year Ended December 31 2000	Period from November 12 through December 31 1999	Period from January 1 through November 11 1999	Year Ended December 31 1998
Operating activities
Net income	$34,292	$4,697	$27,974	$29,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,558	1,086	10,739	12,471
Deferred rents	(2,781)	(571)	(1,757)	(2,521)
Equity in earnings of joint ventures	(504)	—	—	—
Gain on sale of real estate and investments, net	(164)	—	(4,717)	(184)
Merger related costs	—	—	1,440	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	(5,408)	645	5,036	(1,432)
Accounts payable and other liabilities	230	774	(1,686)	2,664

Net cash provided by operating activities	35,223	6,631	37,029	40,427
Investing activities
Additions to real estate assets	(37,440)	(1,511)	(29,707)	(70,648)
Proceeds from sale of real estate assets	49,873	—	30,385	2,571
Contributions to real estate joint ventures	(6,328)	(78)	(364)	(4,050)
Distributions from real estate joint ventures	789	—	—	—
Advances on notes receivable	(48,642)	—	—	—
Payments on notes receivable	5,743	—	—	—

Net cash (used in) provided by investing activities	(36,005)	(1,589)	314	(72,127)
Financing activities
Advances from revolving lines of credit and notes payable	217,357	6,000	81,900	181,213
Repayments of revolving lines of credit and notes payable	(136,281)	(2,012)	(96,670)	(82,133)
Dividends paid	(33,360)	(8,316)	(24,947)	(33,253)
Proceeds from exercise of stock options including tax benefits	917	—	114	350
Purchase of common stock	—	—	—	(57,789)

Net cash provided by (used in) financing activities	48,633	(4,328)	(39,603)	8,388

Net increase (decrease) in cash	47,851	714	(2,260)	(23,312)
Cash and cash equivalents at beginning of period	2,145	1,431	3,691	27,003

Cash and cash equivalents at end of period	$49,996	$2,145	$1,431	$3,691

PRICE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

			Predecessor
	Year Ended December 31 2000	Period from November 12 through December 31 1999	Period from January 1 through November 11 1999	Year Ended December 31 1998
Supplemental disclosure:
Cash paid for interest	$8,885	$566	$5,777	$2,252
Net (refunds received) cash paid for income taxes	(3,164)	—	(3,087)	25
Supplemental schedule of noncash operating and financing activities:
Purchase accounting adjustment	—	115,993	—	—
Assumption of notes payable to acquire real estate assets	16,692	—	—	8,943
Reduction of note receivable from Legacy to acquire interest in real estate joint venture	4,134	—	—	—
Adjustment to special dividend – distribution of PriceSmart	—	—	—	550

See accompanying notes.

PRICE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Significant Accounting Policies

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

    We expense as incurred ordinary repairs and maintenance costs, which include building painting, parking lot repairs, etc. We capitalize major replacements and betterments, which include HVAC equipment, roofs, etc., and depreciate them over their estimated useful lives.

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

    We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

			Predecessor
	Year Ended December 31 2000	Period from November 12 through December 31 1999	Period from January 1 through November 11 1999	Year Ended December 31 1998
Interest incurred	$13,018	$1,079	$5,971	$3,112
Interest capitalized	2,087	231	944	301

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

    The following table shows the tax status of our dividend payments between ordinary income, return of capital and capital gains:

	Year Ended December 31
	2000	1999	1998
Ordinary income	91.7%	73.7%	94.3%
Return of capital	8.3%	12.4%	5.7%
Capital gain	—	13.9%	—

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

			Predecessor
	Year Ended December 31 2000	Period from November 12 through December 31 1999	Period from January 1 through November 11 1999	Year Ended December 31 1998
Weighted average shares outstanding	13,309,006	13,309,006	13,300,234	21,687,776
Effect of dilutive securities:
Employee stock options	—	—	—	322,335

Weighted average shares outstanding – assuming dilution	13,309,006	13,309,006	13,300,234	22,010,111

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

Note 2 – Purchase Accounting

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

    The following table summarizes the adjustments made to our assets and liabilities as of November 12, 1999 in following purchase accounting as a result of Legacy's acquisition of our common stock:

Purchase Accounting Adjustments
Fair value adjustments to land and buildings	$75,116
Elimination of accumulated depreciation	63,092
Elimination of deferred rents	(16,678)
Other assets	(5,537)

Total purchase price allocated	$115,993

    The following table summarizes our unaudited pro forma results of operations as if Legacy completed its exchange offer and acquired our common stock on January 1, 1998:

	Pro Forma Year Ended December 31
	1999	1998
Rental revenues	$66,057	$58,805
Operating expenses	25,378	23,798
Net income	35,758	33,943
Net income applicable to common stockholders	2,495	679
Earnings per common share, basic and diluted	$.19	$.03

    In arriving at our pro forma results of operations, we made the following adjustments:

  •
  operating results for both years do not include the two properties we sold in 1999
  •
  depreciation and amortization expense reflect the new fair value of properties and our adoption of Legacy's accounting policy of depreciating properties over an estimated useful life of 40 years instead of 25
  •
  net income applicable to common stockholders assumes four quarterly dividends paid to preferred stockholders in 1998 instead of one

    We present pro forma information for comparative purposes only and the pro forma information may not be indicative of our actual results of operations had Legacy completed its exchange offer on January 1, 1998.

Note 3 – Real Estate Properties

    Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from one to 19 years. Rental revenues include the following (amounts in thousands):

			Predecessor
	Year Ended December 31 2000	Period from November 12 through December 31 1999	Period from January 1 through November 11 1999	Year Ended December 31 1998
Minimum rent	$55,050	$7,088	$44,848	$48,230
Straight-line accrual of future rent	3,064	465	2,033	2,654
Additional rent – cost recoveries	12,276	1,695	10,172	11,388
Percentage rent	381	3	363	213

Rental revenues	$70,771	$9,251	$57,416	$62,485

    Costco, our largest tenant, contributed 15.3% of total rent revenue from four leases in 2000. Rental revenues generated from Costco were as follows (amounts in thousands):

			Predecessor
	Year Ended December 31 2000	Period from November 12 through December 31 1999	Period from January 1 through November 11 1999	Year Ended December 31 1998
Costco rental revenues	$8,400	$1,100	$7,200	$8,300

    As of December 31, 2000, future minimum rental income due under the terms of all noncancelable tenant leases is as follows (amounts in thousands):

2001	$45,584
2002	44,729
2003	43,388
2004	42,369
2005	39,738
After 2005	221,142

Acquisitions

    We acquired the following properties during 2000:

Location	Description	Date Acquired	Purchase Price (000's)	Mortgage Assumed (000's)
Middletown, OH	Retail building(1)	2/9/00	$6,709	$3,726
Terre Haute, IN	Retail building(1)	2/9/00	5,762	3,598
San Diego/Rancho Bernardo, CA	Office building(1)(2)	2/25/00	16,025	11,025	(3)
San Diego/Pacific Beach, CA	Land (future development)	7/31/00	4,200	—
Scottsdale, AZ	Office building(1)	10/23/00	9,663	2,006

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

    We acquired the following properties during 1999:

Location	Description	Date Acquired	Purchase Price (000's)
Tucson/Marana, AZ	Land (future development)	1/4/99	$2,635
Temecula, CA	Land (future development)	7/16/99	12,622

    We funded these acquisitions through available cash and advances under our unsecured revolving credit facilities.

Dispositions

    During 2000 we sold the following properties:

Location	Description	Date Sold	Sales Price
Azusa, CA	Warehouse(1)	8/25/00	$4,200
Sacramento/Bradshaw	Office building(2)	9/18/00	22,100
Littleton, CO	Retail building	11/03/00	2,030
Fountain Valley/Stockton CA	Retail buildings	11/20/00	22,291

(1)
Partial sale – self storage remains
(2)
Partial sale – sold two of four buildings in office complex

    As a result of the sales noted above, we recorded a gain of $0.2 million. We are using the proceeds from the sale of the properties to purchase additional properties in tax-deferred exchange transactions.

    During 1999 we sold the following properties:

Location	Description	Date Sold	Sales Price
Buffalo, NY	Retail building (vacant)	4/1/99	$6,100
Dallas, TX	Shopping center	4/22/99	26,400

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

Note 4 – Investments in Real Estate Joint Ventures

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

    Summarized financial information for the joint ventures at December 31, 2000 and 1999 is as follows:

	December 31
	2000	1999
Real estate assets	$65,994	$9,675
Other assets	2,909	494

Total assets	$68,903	$10,169

Liabilities	$33,717	$6,108
Partners' capital	35,186	4,061

Total liabilities and partners' capital	$68,903	$10,169

Year Ended December 31 2000
Revenue	$3,530
Expenses	2,523

Net income	$1,007

    Prior to 2000 the joint ventures' results of operations were not significant.

Note 5 – Notes Receivable

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

Note 6 – Debt

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

$135,524

Note 7 – Related Party Transactions

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

Note 8 – Profit Sharing and 401(k) Plan

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

    In prior years we contributed the following amounts to our profit sharing and 401(k) plan (amounts in thousands):

		Predecessor
	Period from November 12 through December 31 1999	Period from January 1 through November 11 1999	Year Ended December 31 1998
Profit Sharing	—	$119	$117
401(k)	—	8	7

Note 9 – Stock Option Plans

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

    In connection with Legacy's exchange offer for our common stock, all options and rights to purchase our common stock and our preferred stock became fully vested and exercisable upon the closing of the exchange offer. Additionally, all options to purchase our Company's common stock were canceled. Each outstanding option which represents the right to purchase a share of both our common stock and our preferred stock was modified so that the holder:

  •
  was paid by Legacy an amount in cash determined by multiplying:

  •
  the excess, if any, of $8.50 over an amount equal to 22.7% of the applicable exercise price of such option (rounded to the nearest whole cent), by

  •
  the number of shares of common stock subject to the option, and

  •
  received a replacement option to purchase shares of our preferred stock, exercisable on the same terms and conditions as the surrendered right to purchase the same number of shares of our preferred stock at an exercise price equal to 77.3% of the applicable exercise price of the option (rounded to the nearest whole cent); except that the option received in exchange will be fully exercisable and vested and will not expire for a period ending upon the earlier of:

  •
  two years following the closing of the exchange offer or such longer period as may be applicable to holders who remain employed by us or Legacy after the exchange offer, or

    •
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

    The following table summarizes the activity for both plans:

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 1997	652,995	$16.60
Granted	68,750	4.60
Exercised	(23,397)	10.43
Canceled	(13,500)	18.75

Outstanding at December 31, 1998	684,848	3.89
Granted	0	—
Exercised	(655)	4.26
Canceled	(684,193)	4.12

Outstanding at November 11, 1999	—	—

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

Note 10 – Stockholders' Equity

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

Note 11 – Commitments and Contingencies

    Our Company owns a property in New Jersey with a ground lease that has a remaining term of 19 years with three 15-year options to renew. Rent expense related to the ground lease is summarized below (amounts in thousands):

			Predecessor
	Year Ended December 31 2000	Period from November 12 through December 31 1999	Period from January 1 through November 11 1999	Year Ended December 31 1998
Ground lease rent expense	$754	$103	$652	$800

    Future minimum payments during the next five years and thereafter under this noncancelable lease at December 31, 2000 are as follows (amounts in thousands):

2001	$754
2002	754
2003	754
2004	754
2005	754
After 2005	11,630

Total minimum payments	$15,400

    The above property is subleased and as of year end, total future sublease revenues are $9.6 million, which are included in future minimum rental income amounts in Note 3.

Note 12 – Quarterly Results of Operations (unaudited)

    The following is an unaudited summary of our quarterly results for the last two years (amounts in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2000
Revenues	$17,471	$17,455	$17,976	$17,869
Operating income	10,501	10,672	10,486	10,188
Net income	9,171	8,488	8,636	7,997
Earnings (loss) per common share
Basic and diluted	.06	.01	.02	(.03)

	Predecessor
	First Quarter	Second Quarter	Third Quarter	Period from October 1 through November 11	Period from November 12 through December 31
Year ended December 31, 1999
Revenues	$17,427	$16,854	$15,603	$7,532	$9,251
Operating income	8,894	8,702	8,031	3,994	5,523
Net income	7,370	12,260	6,777	1,567	4,697
Earnings (loss) per common share
Basic	(.07)	.30	(.12)	(.51)	.35
Diluted	(.07)	.29	(.12)	(.51)	.35

Note 13 – Subsequent Events

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

PART III

ITEM 11 – Executive Compensation

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

    None of PEI's executive officers serving at the end of the most recent fiscal year received a combined salary and bonus in excess of $100,000 in 2000 or 1999.

Summary Compensation Table

						Long-term Compensation Awards
		Fiscal Year Compensation
						Number of Securities Underlying Options
Name	Fiscal Year						All Other Compensation
		Salary		Bonus
Gary B. Sabin(1) President and Chief Executive Officer	2000 1999 1998		— — —		— — —	— — —		— — —
Jack McGrory(2) Former President and Chief Executive Officer	2000 1999 1998	$	— 227,281 214,585	$	— 41,920 50,000	— — —	$	— 1,352,582 4,125	(3)
Gary W. Nielson(2) Former Executive Vice President and Chief Financial Officer	2000 1999 1998		— 94,139 153,125		— 13,125 31,500	— — 50,000		— 409,500 —	(3)
Joseph R. Satz(2) Former Executive Vice President, General Counsel and Secretary	2000 1999 1998		— 165,210 150,000		— 29,340 35,000	— — —		— 492,429 9,850	(3)

(1)
Mr. Sabin was appointed President and Chief Executive Officer of PEI on November 8, 1999 and received no compensation from PEI in 1999 or 2000. Legacy paid Mr. Sabin total compensation of $369,138 and $378,207 and granted Mr. Sabin 40,000 and 243,000 options to purchase Legacy common stock in 2000 and 1999, respectively.

(2)
In 1999, each of these individuals resigned from his executive officer position with Enterprises in connection with the Legacy exchange offer.

(3)
Legacy provided cash funds to PEI to make payments to executive officers and other employees in connection with the termination of their employment following the Legacy exchange offer. The payments included the following:

•
Mr. McGrory received approximately $360,000 in severance payments and $992,582 in connection with the cancellation of stock options,

•
Mr. Nielson received approximately $210,000 in severance payments and $199,500 in connection with the cancellation of stock options, and

•
Mr. Satz received approximately $215,000 in severance payments and $277,429 in connection with the cancellation of stock options.

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

    Regardless of years of service, a participant becomes fully vested in his or her entire account upon retirement due to permanent disability, attainment of age 65 or death. In addition, the plan provides that Enterprises' board of directors may at any time declare the plan partially or completely terminated, in which event the account of each participant with respect to whom the plan is terminated will become fully vested.

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

PERFORMANCE GRAPH

    The following performance graph compares the performance of the Enterprises common stock to the Nasdaq Combined Composite Index and the published National Association of Real Estate Investment Trust's All Equity Total Return Index, or the NAREIT Equity Index, in each case for the period commencing December 30, 1995 through December 31, 2000. The NAREIT equity index includes all tax qualified REITs listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market. The graph assumes that the value of the investment in the Enterprises common stock and each index was $100 at December 30, 1995 and that all dividends were reinvested. The stock price performance shown on the graph is not necessarily indicative of future price performance.

PART IV

ITEM 14 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
List of Financial Statements and Financial Statement Schedules:

    The following consolidated financial statements of Price Enterprises, Inc. are included in Item 8

			Page
(1)(A)	Report of Independent Auditors		32
(B)	Consolidated Financial Statements
	(i)	Consolidated Balance Sheets – December 31, 2000 and 1999	14
	(ii)	Consolidated Statements of Operations – Year ended December 31, 2000, Period from November 12 through December 31, 1999, Period from January 1 through November 11, 1999, and the Year Ended December 31, 1998	15
	(iii)	Consolidated Statements of Stockholders' Equity – Year ended December 21, 2000, Period from November 12 through December 31, 1999, Period from January 1 through November 11, 1999, and the Year Ended December 31, 1998	16
	(iv)	Consolidated Statements of Cash Flows – Year Ended December 31, 2000, Period from November 12 through December 31, 1999, Period from January 1 through November 11, 1999, and the Year Ended December 31, 1998	17
	(v)	Notes to Consolidated Financial Statements	19
(2)	Financial Statement Schedules:
	The following consolidated financial statement schedules of Price Enterprises, Inc. are included in Item 14(d):
		Schedule II – Valuation and Qualifying Accounts	39
		Schedule III – Real Estate and Accumulated Depreciation	40

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)
Reports on Form 8-K.

    We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

(c)
Exhibits.

      23.1*  Consent of Ernst & Young LLP, Independent Auditors

      23.2**  Consent of Ernst & Young LLP, Independent Auditors

      *  Filed herewith.

      **  Previously filed.

PRICE ENTERPRISES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2000
(amounts in thousands)

			Predecessor
Allowance for Uncollectible Accounts	Year Ended December 31 2000	Period from November 12 through December 31 1999	Period from January 1 through November 11 1999	Year Ended December 31 1998
Balance at beginning of period	$71	$154	$339	$502
Additions
Charged to bad debt expense	752	(83)	(51)	580
Deductions
Accounts receivable written off	(38)	—	(134)	(743)

Balance at end of period	$785	$71	$154	$339

PRICE ENTERPRISES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000
(amounts in thousands)

		Initial Costs
					Gross amount at which carried at close of period						Depreciable Life
				Costs Capitalized Subsequent to Acquisition
Location(2)	Description	Land and Improvements	Building and Improvements		Land and Improvements	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date of Acquisition	Land Improvements	Building	Building Improvements
Westbury, NY	Shopping Center	$41,784	$0	$43,875	$56,956	$28,703	$85,659	$(958)	1992-93	1992	40	40	10
Pentagon City, VA	Shopping Center	24,742	14,473	33,765	29,576	43,435	73,011	(1,271)	1993-94	1993	40	40	10
Wayne, NJ	Shopping Center	19,760	6,912	20,475	26,524	20,623	47,147	(621)	1991-93	1991	40	40	10
Philadelphia, PA	Shopping Center	8,649	4,382	18,558	10,640	20,949	31,589	(719)	1992,1994-95	1991	40	40	10
San Diego, CA	Warehouse/Office Building/Self Storage	5,244	7,990	16,000	6,971	22,263	29,234	(679)		1981	40	40	10
Signal Hill, CA	Shopping Center	5,872	0	21,899	14,267	13,504	27,771	(440)	1992-93	1991	40	40	10
Roseville, CA	Shopping Center	9,173	8,165	8,600	7,641	18,297	25,938	(626)		1997	40	40	10
San Diego/Murphy Canyon, CA	Self Storage	9,274	8,575	6,095	10,422	13,522	23,944	(443)		1998	40	40	10
Sacramento/Bradshaw, CA	Office Complex	2,186	15,334	3,470	2,468	18,522	20,990	(567)		1998	40	40	10
Glen Burnie, MD	Shopping Center	1,795	0	14,755	5,248	11,302	16,550	(378)	1990-92	1985	40	40	10
Temecula, CA	Land	12,622	0	3,440	12,736	3,326	16,062	0		1999	—	—	—
Seekonk, MA	Shopping Center	7,636	0	7,555	6,550	8,641	15,191	(312)	1991-94	1991	40	40	10
San Diego/Rancho Bernardo, CA	Office Complex	2,530	9,851	2,490	2,530	12,341	14,871	(333)		2000	40	40	10
Solana Beach, CA	Self Storage	2,324	1,227	10,663	2,776	11,438	14,214	(221)	1998	1998	40	40	10
San Diego/Rancho San Diego, CA	Shopping Center	4,424	6,889	2,554	5,165	8,702	13,867	(270)		1998	40	40	10
San Diego/Carmel Mtn., CA	Shopping Center	3,464	0	6,721	5,518	4,667	10,185	(143)	1992-93	1991	40	40	10
Scottsdale, AZ	Office Complex	3,353	6,310	17	3,353	6,327	9,680	(26)		2000	40	40	10
Northridge, CA	Shopping Center	4,029	0	3,673	4,590	3,112	7,702	(91)	1993-94	1988	40	40	10
Inglewood, CA	Warehouse Building	1,438	0	5,389	2,205	4,622	6,827	(135)	1989	1984	40	40	10
Moorsetown, NJ (leased land)	Shopping Center	Leased	0	6,731	0	6,731	6,731	(343)	1989-91	1989	40	40	10
Middletown, OH	Retail Building	2,515	4,181	0	2,515	4,181	6,696	(96)		2000	40	40	10
San Juan Capistrano, CA	Shopping Center	3,150	0	3,114	2,879	3,385	6,264	(116)	1988-89, 94-95	1987	40	40	10
Terre Haute, IN	Retail Building	2,185	3,572	0	2,185	3,572	5,757	(82)		2000	40	40	10
Smithtown, NY	Retail Building	721	0	4,646	2,409	2,958	5,367	(101)	1988-89	1985	40	40	10
Azusa, CA	Warehouse/Self Storage	1,222	0	3,410	1,913	2,719	4,632	(100)	1983, 1998	1983	40	40	10
Hampton, VA	Retail Building/Bank	1,132	0	3,497	2,248	2,381	4,629	(78)	1992	1987	40	40	10
San Diego/Pacific Beach, CA		4,267	0	335	4,267	335	4,602	0		2000	—	—	—
Tucson, AZ	Shopping Center	1,073	0	3,287	1,999	2,361	4,360	(86)	1989-91	1988	40	40	10
Redwood City, CA	Retail Building	1,860	0	2,354	4,214	0	4,214	0		1982	—	—	—
New Britain, CT	Warehouse Building	3,640	0	378	2,230	1,788	4,018	(58)		1991	40	40	10
Tucson/Marana, AZ	Land	2,635	0	296	2,635	296	2,931	0		1999	—	—
Denver/Aurora, CO	Restaurant	105	0	1,531	377	1,259	1,636	(38)	1993	1990	40	40	10
San Diego/Southeast, CA	Restaurant/Bank	217	0	1,299	427	1,089	1,516	(33)	1989-90	1989	40	40	10
Chula Vista/Rancho del Rey, CA	Land	915	0	(200)	715	0	715	0		1993	—	—	—
Fountain Valley, CA	Land	321	0	0	321	0	321	0		1998	—	—	—

Total Investment Properties		$196,257	$97,861	$260,703	$247,470	$307,351	$554,821	$(9,364)

(1)
The aggregate cost for Federal income tax purposes is $468,477

(2)
Does not include our investment in joint ventures which own retail centers in Fresno, CA; Bend, OR; and Westminster, CO

PRICE ENTERPRISES, INC.
SCHEDULE III (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Year Ended December 31
Reconciliation to Reported Amounts
	2000	1999	1998
PROPERTY AND EQUIPMENT
Balance at beginning of period	$552,199	$475,873	$399,253
Additions during the period:
Purchases	53,670	31,218	78,781
Deductions during the period:
Cost of properties sold	(50,654)	(29,721)	(2,500)
Asset impairment loss	—	—	—

Subtotal	555,215	477,370	475,534
Other:
Purchase accounting adjustment to fair value	—	75,016	—
Additions (deletions) to FF&E	462	(187)	339

Balance at end of period	$555,677	$552,199	$475,873

ACCUMULATED DEPRECIATION
Balance at beginning of period	$1,330	$57,366	$46,197
Depreciation expense	8,999	11,396 (1)	11,085
Accumulated depreciation of properties sold	(945)	(4,168)	—

Subtotal	9,384	64,594	57,282
Other:
Purchase accounting adjustment to fair value	—	(63,092)	—
Change in accumulated depreciation of FF&E	493	(172)	84

Balance at end of period	$9,877	$1,330	$57,366

(1)
Combined depreciation expense for the periods January 1 through November 11 and November 12 through December 31, 1999

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE ENTERPRISES, INC.
DATED: May 22, 2001	By:	/s/ GARY B. SABIN Gary B. Sabin President and Chief Executive Officer (Principal Executive Officer)
DATED: May 22, 2001	By:	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I
  ITEM 2 – Properties
PART II
  ITEM 5 – Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6 – Selected Financial Data
  ITEM 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 8 – Financial Statements and Supplementary Data
PRICE ENTERPRISES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
ASSETS
PRICE ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
PRICE ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except per share data)
PRICE ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PRICE ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
  ITEM 11 – Executive Compensation
COMPENSATION COMMITTEE REPORT
PERFORMANCE GRAPH
PART IV
  ITEM 14 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K
PRICE ENTERPRISES, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS December 31, 2000 (amounts in thousands)
PRICE ENTERPRISES, INC. SCHEDULE III (Continued) REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
SIGNATURES