Form 10-Q/A
period 2001-03-31
PRICE ENTERPRISES INC
filed 2001-05-25
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

Commission file Number 0-20449

PRICE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0628740 (IRS Employer Identification No.)

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

PRICE ENTERPRISES, INC.
INDEX TO FORM 10-Q

    The following items of Price Enterprises, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 are hereby amended. Each such item is set forth in its entirety, as amended.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

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

(unaudited – amounts in thousands, except per share data)

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

(unaudited – amounts in thousands)

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

(UNAUDITED)

March 31, 2001

Note 1 – Organization and Significant Accounting Policies

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

Note 2 – Net Income Per Share

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

Note 3 – Real Estate Assets

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

Note 4 – Notes Receivable

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

Note 5 – Debt

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

Note 6 – Related Party Transactions

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

Note 7 – Significant Event

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

Note 8 – Subsequent Events

    In May 2001, we agreed in principle to master lease our existing four self-storage properties to certain of our officers, including Kelly D. Burt, Executive Vice President – Development, and William J. Hamilton, Senior Vice President – Self Storage. Effective as of the date of the agreement, the officers ceased being employees of PEI and Legacy. The initial rent paid under this agreement will be $5.1 million per year. As part of the agreement, we will have the right to require the lessee to purchase the properties from us at a price based upon the properties' net operating income as defined by the agreement. In addition, we intend to develop four additional self-storage properties that the lessees will have the right to acquire from us upon completion and stabilization of the properties. The final terms of the transaction are subject to the negotiation and execution of a definitive agreement, and other customary closing conditions. No assurance can be given that the transaction will be completed on the terms described above or at all.

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Funds From Operations

	Three Months Ended March 31
	2001	2000
Net income	$8,739	$9,171
Depreciation and amortization	2,226	2,289
PEI's share of depreciation of joint ventures	259	15
Loss on sale of real estate	91	—

FFO before preferred dividends	11,315	11,475
Preferred dividends paid	(8,358)	(8,324)

FFO	$2,957	$3,151

Net cash provided by (used) in:
Operating activities	$8,302	$8,733
Investing activities	(43,080)	(21,178)
Financing activities	11,369	11,681

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

    FFO before preferred dividends during the first quarter of 2001 decreased 1.4% to $11.3 million compared to the first quarter of 2000 primarily because of the changes in revenues and expenses discussed previously. In the fourth quarter of 2000, we sold $24.3 million of operating properties. The proceeds of these properties were deposited in tax-deferred exchange accounts until we are able to reinvest the proceeds into new properties. At March 31, 2001, the balance held in tax-deferred exchange accounts was $22.8 million. The contribution from interest earned on the tax-deferred exchange accounts was approximately $0.3 million less than the FFO earned in 2000 on the related operating properties sold.

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

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

    a) The following exhibits are included herein and incorporated by reference:

10.1*†	Purchase and Sale Agreement, dated as of May 7, 2001, among SREG Operating Limited Partnership, SREG Oakwood Plaza, Inc., SREG OBC, Inc., SREG Hollywood Hills, Inc., SREG Cypress Creek, Inc., SREG Kendale, Inc., SREG Cross County, Inc., and SREG (Millenia), Inc., and Swerdlow Real Estate Group, Inc. and Price Enterprises, Inc.
10.2**	Conversion Agreement, dated as of April 12, 2001, by and among Price Enterprises, Inc., The Sol and Helen Price Trust, Warburg, Pincus Equity Partners, L.P. and Excel Legacy Corporation.
  *
  Previously filed.

  **
  Filed herewith.

  †
  A request for confidential treatment with respect to portions of this exhibit have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, currently pending.

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

PRICE ENTERPRISES, INC. Registrant
Date: May 22, 2001	/s/ GARY B. SABIN Gary B. Sabin President & Chief Executive Officer
Date: May 22, 2001	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Chief Financial Officer

QuickLinks

INDEX
PART I – FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II – OTHER INFORMATION
SIGNATURES