Form 10-Q
period 2001-06-30
PRICE ENTERPRISES INC
filed 2001-08-14
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The registrant had 13,309,006 shares of common stock, par value $.0001 per share, outstanding at August 13, 2001.

PRICE ENTERPRISES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

PRICE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30 2001	December 31 2000
	(unaudited)	(Note)
ASSETS
Real estate assets
Land and land improvements	$294,244	$247,470
Building and improvements	334,474	302,915
Fixtures and equipment	887	856
Construction in progress	9,488	4,436

	639,093	555,677
Less accumulated depreciation	(14,158)	(9,877)

	624,935	545,800
Investment in real estate joint ventures	18,129	14,515
Cash and cash equivalents	9,707	49,996
Accounts receivable	4,430	3,032
Note receivable from affiliate	39,782	25,377
Notes receivable	13,792	13,388
Deferred rents	4,555	3,352
Other assets	10,026	6,945

Total assets	$725,356	$662,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Mortgages and notes payable	$187,213	$150,709
Revolving lines of credit	64,600	44,300
Accounts payable and other liabilities	4,645	4,287

Total liabilities	256,458	199,296
Commitments
Stockholders' equity
Series A preferred stock	353,404	353,404
Common stock	1	1
Additional paid-in capital	115,418	112,587
Retained earnings (deficit)	75	(2,883)

Total stockholders' equity	468,898	463,109

Total liabilities and stockholders' equity	$725,356	$662,405

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

PRICE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited—amounts in thousands, except per share data)

	Second Quarter Three Months Ended June 30		Year-to-Date Six Months Ended June 30
	2001	2000	2001	2000
Rental revenues	$19,148	$17,455	$36,928	$34,926
Expenses
Operating and maintenance	2,542	1,401	4,845	3,189
Property taxes	2,229	2,146	4,370	4,264
Depreciation and amortization	2,310	2,498	4,536	4,787
General and administrative	823	738	1,690	1,513

Total expenses	7,904	6,783	15,441	13,753

Operating income	11,244	10,672	21,487	21,173
Interest and other
Interest expense	(3,532)	(2,561)	(6,930)	(4,310)
Interest income	1,796	376	3,643	737
Equity in earnings of joint ventures	204	1	342	59

Total interest and other	(1,532)	(2,184)	(2,945)	(3,514)

Income before gain on sale of real estate	9,712	8,488	18,542	17,659
Net gain on sale of real estate	1,250	—	1,159	—

Net income	10,962	8,488	19,701	17,659
Dividends paid to preferred stockholders	(8,386)	(8,327)	(16,744)	(16,651)

Net income applicable to common stockholders	$2,576	$161	$2,957	$1,008

Basic and diluted net income per common share	$.19	$.01	$.22	$.08
Weighted average common shares outstanding
Basic and diluted	13,309	13,309	13,309	13,309
Dividends per preferred share	$.35	$.35	$.70	$.70

See accompanying notes.

PRICE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited—amounts in thousands)

	Year-to-Date Six Months Ended June 30
	2001	2000
Operating activities
Net income	$19,701	$17,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,536	4,787
Deferred rents	(1,203)	(1,611)
Equity in earnings of joint venture	(342)	(59)
Net gain on sale of real estate	(1,159)	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	(4,564)	(8,571)
Accounts payable and other liabilities	358	437

Net cash provided by operating activities	17,327	12,642
Investing activities
Additions to real estate assets	(53,230)	(19,212)
Proceeds from the sale of real estate assets	6,302	—
Contributions to real estate joint ventures	(2,353)	(7,953)
Advances on notes receivable	(18,769)	(6,671)
Repayments on notes receivable	3,040	—

Net cash used in investing activities	(65,010)	(33,836)
Financing activities
Advances from revolving lines of credit and notes payable	24,614	161,842
Repayments of revolving lines of credit and notes payable	(3,307)	(123,215)
Dividends paid	(16,744)	(16,651)
Proceeds from exercise of stock options	2,831	371

Net cash provided by financing activities	7,394	22,347

Net (decrease) increase in cash and cash equivalents	(40,289)	1,153
Cash and cash equivalents at beginning of period	49,996	2,145

Cash and cash equivalents at end of period	$9,707	$3,298

Supplemental cash flow information:
Cash paid for interest	$6,360	$3,863
Supplemental schedule of noncash financing activities:
Assumption of loans to acquire real estate assets	35,497	14,686
Reduction in note receivable to acquire interest in real estate joint venture	919	—
Receipt of common stock of former tenant in exchange for amounts due PEI	—	812

See accompanying notes.

PRICE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2001

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

Real Estate Assets and Depreciation

    Prior to Legacy's exchange offer for our common stock, we recorded real estate assets at historical costs, and adjusted them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of our real estate assets to fair value. Our consolidated balance sheets at June 30, 2001 and December 31, 2000 reflect the new basis of our real estate assets.

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

    We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Interest incurred	$3,885	$3,035	$7,723	$5,228
Interest capitalized	(353)	(474)	(793)	(918)

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

Note 3—Real Estate Assets

Acquisitions

    During the first six months of 2001, we acquired the following properties:

Location	Description	Date Acquired	Purchase Price (000's)	Mortgage Assumed (000's)
Walnut Creek, CA	Land	1/4/01	$2,816	$—
Anaheim, CA	Land	1/29/01	23,288	—
Tempe, AZ	Shopping Center	5/18/01	23,914	14,137
Mesa, AZ	Shopping Center	5/18/01	31,367	21,360

    We used the proceeds from tax-deferred exchange transactions on properties we sold in 2000 and assumed loans to fund these acquisitions.

    During the first six months of 2000, we acquired the following properties:

Location	Description	Date Acquired	Purchase Price (000's)	Mortgage Assumed (000's)
Middletown, OH	Retail building	2/9/00	$6,709	$3,726
Terre Haute, IN	Retail building	2/9/00	5,762	3,598
San Diego/Rancho Bernardo, CA	Office building (1)	2/25/00	16,025	11,025	(2)

(1)
Property leased back to Legacy

(2)
Indicates maximum construction loan balance

    We purchased all three of these properties from Legacy and we funded these acquisitions through advances on our unsecured revolving credit facility.

    Also during the second quarter of 2000 we purchased a 50% interest in a real estate development joint venture in Westminster, CO from Legacy for an initial payment of $8.1 million. The purchase price was based on the property's existing operating income, with additional payments estimated to be $4.8 million due through the completion of construction.

Dispositions

    During the first six months of 2001, we sold a property in Aurora, CO for $1.6 million and another property in Sacramento, CA for $5.1 million. We recorded a $1.2 million net gain on the sale of these properties. We are using the proceeds from the sales to purchase additional properties in tax-deferred exchange transactions.

    In May 2001, we executed a master lease of our existing four self-storage properties to certain of our officers. Effective as of the date of the agreement, the officers ceased being employees of PEI and Legacy. The initial rent paid under this agreement is $5.1 million per year, and during the second quarter of 2001 we recorded $0.9 million in rental revenue related to this lease. As part of the agreement, we have the right to require the lessee to purchase the properties from us at a price based upon the properties' net operating income as defined by the agreement. In addition, we intend to develop four additional self-storage properties that the lessees will have the right to acquire from us upon completion and stabilization of the properties. In connection with this agreement, we recorded a loss of $0.2 million, which is reflected in operating expenses.

    There were no dispositions during the first and second quarters of 2000.

Note 4—Notes Receivable

    In March 2000, we executed a $15 million note receivable with Legacy due December 2002. The note was amended to allow Legacy to borrow up to $40.0 million on the note. The note bears an interest rate of LIBOR plus 375 basis points (7.7% at June 30, 2001) on the first $15.0 million. Amounts borrowed in excess of $15 million bear interest at a fixed rate of 12.5% per year. As of June 30, 2001, Legacy owed $39.8 million on this note at a weighted average interest rate of 10.7%.

    We also have $13.8 million in notes receivable outstanding at June 30, 2001 related to various development projects. The notes bear interest at 8% to 25% per year and are secured by the related projects. The notes mature on various dates through December 2001.

Note 5—Debt

    We had the following notes and mortgages payable outstanding at June 30, 2001 and December 31, 2000 (amounts in thousands):

	June 30 2001	December 31 2000
Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points (5.13% at June 30, 2001). The mortgage is secured by five of our properties and matures June 2004	$121,375	$121,375
Revolving $75.0 million credit facility bearing interest at LIBOR plus 140 to 185 basis points (weighted average rate at June 30, 2001 was 5.55%) due December 2001	64,600	44,300
Mortgages and notes payable on six properties bearing interest ranging from 6.59% to 9.00%. The loans are secured by the properties and mature on various dates ranging from August 2001 to March 2014	53,063	17,873
Capital lease arrangement with an individual in conjunction with the San Diego/Rancho Bernardo, CA office building. The capital lease has an effective interest rate of 4.43% and matures in December 2004	11,516	11,461
Construction loans payable with a bank bearing interest at LIBOR plus 275 basis points (6.74% at June 30, 2001). The loans are due April 2003 and are secured by the projects	1,259	—

Total	$251,813	$195,009

Note 6—Related Party Transactions

    Following Legacy's completion of its exchange offer, Legacy took over daily management of PEI, including property management, finance and administration. We reimburse Legacy for these services. We expensed $0.8 million for these services during the second quarter of 2001 and $1.7 million for the six months year-to-date period of 2001, which was based on our historical costs for similar expenses.

    During the second quarter of 2001 we recorded $1.1 million in interest income from Legacy related to the note receivable discussed in Note 4, and $2.0 million for the six month year-to-date period of 2001.

    In conjunction with the San Diego/Rancho Bernardo, CA office building purchased from Legacy, we leased the building back to Legacy under a 10-year lease agreement. During the second quarter of 2001, we recorded $0.3 million of rental revenue from Legacy in connection with this lease, and $0.5 million for the six month year-to-date period of 2001.

    In conjunction with the purchase of the Anaheim land in the first quarter of 2001, we executed a ground lease agreement with Legacy. The lease has a term of 50 years and requires payments of $2.8 million per year in rent. During the second quarter of 2001 we recorded $0.7 million in rental revenue from Legacy related to this lease, and $1.2 million for the six month year-to date period of 2001.

    We discuss other related party transactions with Legacy in Note 3, Note 4, and Note 7.

Note 7—Significant Events

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

    In addition, the Merger Agreement obligates PEI to commence a tender offer for all outstanding shares of our common stock (other than those shares currently held by Legacy and those shares issued in the Merger) at a cash price of $7.00 per share. Legacy currently owns approximately 91.3% of our common stock, with approximately 1,154,717 shares held by the public. The Merger Agreement further obligates us to commence an exchange offer in which holders of Legacy's outstanding debentures and notes will be offered shares of our Series A Preferred Stock in exchange for their debt securities valued at par. The tender offer and exchange offer are conditioned on, and expected to close concurrently with, the Merger.

    On May 14, 2001, PEI, Swerdlow Real Estate Group, Inc. (Swerdlow) and entities affiliated with Swerdlow entered into a Purchase and Sale Agreement effective as of May 7, 2001 (the Purchase Agreement). Subject to the terms and conditions set forth in the Purchase Agreement, as subsequently amended, PEI has the right to acquire from Swerdlow and its affiliates up to five properties located in Florida for aggregate consideration of $247.3 million, subject to adjustment, including the assumption of mortgage indebtedness. The properties are primarily retail centers that contain an aggregate of approximately 2.4 million square feet of gross leasable area. As of May 14, 2001, four properties were operating and approximately 97% leased to approximately 215 tenants and one property was under development. The top five tenants of the Swerdlow properties as of May 14, 2001, representing approximately 31% of gross leasable area, were Home Depot, Kmart, Ross, BJ's Wholesale Club and Regal Cinemas. The transaction is subject to satisfactory completion of PEI's due diligence investigation of the properties, and other customary closing conditions. If the necessary conditions are satisfied, the transaction is expected to be completed in the third quarter of 2001. However, no assurance can be given that the transaction will be completed on the terms described in the Purchase Agreement, in this Form 10-Q or at all.

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

Rental Revenues

	Amount	Change	Percent Change
2nd Quarter 2001	$19,148	$1,693	10%
2nd Quarter 2000	17,455	—	—
Year-to-Date 2001	36,928	2,002	6%
Year-to-Date 2000	34,926	—	—

    Revenues increased $1.7 million to $19.1 million in the second quarter of 2001 compared to the same period in 2000 primarily because:

  •
  properties we acquired during 2001 generated $1.6 million of additional revenues

  •
  properties we acquired during 2000 generated $0.5 million of additional revenues

  •
  revenue from properties we owned in 2000 and 2001 increased $1.1 million, primarily due to increased operating and maintenance expenses reimbursed by tenants

  •
  revenues associated with the self storage facilities increased $0.1 million

  •
  partially offsetting these increases were revenues from properties we sold, which contributed $1.6 million of additional revenues in 2000

    Revenues increased $2.0 million to $36.9 million in the six month year-to-date period of 2001 compared to the same period in 2000 primarily because:

  •
  properties we acquired during 2001 generated $2.1 million of additional revenues

  •
  properties we acquired during 2000 generated $1.1 million of additional revenues

  •
  revenue from properties we owned in 2000 and 2001 increased $1.4 million

  •
  revenues associated with the self storage facilities increased $0.3 million

  •
  partially offsetting these increases were revenues from properties we sold in 2000, which contributed $2.9 million of additional revenues

Expenses

	Amount	Change	Percent Change
2nd Quarter 2001	$7,904	$1,121	17%
2nd Quarter 2000	6,783	—	—
Year-to-Date 2001	15,441	1,688	12%
Year-to-Date 2000	13,753	—	—

    Expenses increased $1.1 million to $7.9 million in the second quarter of 2001 compared to 2000 primarily because:

  •
  expenses from properties we owned in both 2000 and 2001 increased by $0.7 million

  •
  expenses on properties we acquired in 2000 and 2001 increased $0.5 million

  •
  bad debt expense increased $0.6 million due to a recovery in the prior year of amounts previously written-off related to the bankruptcy of a former tenant

  •
  these increases in expenses were partially offset by a decrease in expenses of $0.7 million from properties sold during 2000

    Expenses increased $1.7 million to $15.4 million in the six month year-to-date period of 2001 compared to the same period in 2000 primarily because:

  •
  bad debt expense increased $1.1 million primarily due to a recovery in the prior year of amounts previously written off from a former tenant

  •
  expenses on properties we acquired in 2000 and 2001 increased $0.8 million

  •
  expenses on properties we owned in 2000 and 2001 increased $0.7 million

  •
  expenses of our self storage business increased $0.2 million

  •
  these increases in expenses were partially offset by a decrease in expenses of $1.1 million from properties sold during 2000

Operating Income

	Amount	Change	Percent Change
2nd Quarter 2001	$11,244	$572	5%
2nd Quarter 2000	10,672	—	—
Year-to-Date 2001	21,487	314	1%
Year-to-Date 2000	21,173	—	—

    Operating income increased for the second quarter and year-to-date periods of 2001 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
2nd Quarter 2001	$3,532	$971	38%
2nd Quarter 2000	2,561	—	—
Year-to-Date 2001	6,930	2,620	61%
Year-to-Date 2000	4,310	—	—

    Interest expense increased $1.0 million in the second quarter of 2001 compared to 2000 because during the second quarter of 2001 we had an average of $233.4 million debt outstanding compared to $138.4 million in the second quarter of 2000. Interest expense increased $2.6 million in the six month year-to-date period of 2001 compared to 2000 because during the six month year-to-date period of 2001 we had an average of $218.9 million debt outstanding compared to $124.8 million for the same period in 2000. The increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt. The weighted average interest rate on our variable rate debt decreased from 7.64% in June 2000 to 5.49% in June 2001. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

Interest Income

	Amount	Change	Percent Change
2nd Quarter 2001	$1,796	$1,420	378%
2nd Quarter 2000	376	—	—
Year-to-Date 2001	3,643	2,906	394%
Year-to-Date 2000	737	—

    Interest income increased $1.4 million in the second quarter of 2001 compared to 2000 primarily because

  •
  interest income on our notes receivable from Legacy increased $0.9 million due to our higher notes receivable balance

  •
  our notes receivable due from other real estate developers increased from$2.8 million in June 2000 to $13.8 million and earned additional interest income of $0.5 million

    Interest income increased $2.9 million in the six month year-to-date period of 2001 compared to the same period in 2000 primarily because

  •
  interest income on our notes receivable from Legacy increased $1.8 million

  •
  our notes receivable with other real estate developers earned additional interest income of $0.9 million

  •
  we recorded an additional $0.5 million of interest income on higher cash balances

  •
  partially offsetting these increases was a decrease in interest income of $0.3 million on an interest bearing receivable due to a reduction in that receivable balance

Gain on Sale of Real Estate

    During the first six months of 2001 we sold the following properties for a net gain of $1.2 million:

Location	Description	Date Sold	Sales Price (000's)
Aurora, CO	Retail Building	1/15/01	$1,592
Sacramento, CA	Office Building (1)	6/1/01	5,125
(1)
Partial sale—one building remains

    There were no dispositions during the first six months of 2000.

Funds From Operations

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net income	$10,962	$8,488	$19,701	$17,659
Depreciation and amortization	2,310	2,498	4,536	4,787
PEI's share of depreciation of joint ventures	259	23	518	45
Gain on sale of real estate	(1,250)	—	(1,159)	—

FFO before preferred dividends	12,281	11,009	23,596	22,491
Preferred dividends paid	(8,386)	(8,327)	(16,744)	(16,651)

FFO	$3,895	$2,682	$6,852	$5,840

Net cash provided by (used in):
Operating activities	$9,025	$3,909	$17,327	$12,642
Investing activities	(21,930)	(12,658)	(65,010)	(33,836)
Financing activities	(3,975)	10,666	7,394	22,347

    Our Company, as well as real estate industry analysts, generally consider FFO as another measurement of economic profitability for real estate-oriented companies. The Board of Governors of the National Association for Real Estate Investment Trusts (NAREIT), defines FFO as net income, excluding depreciation and amortization expense, and gains (losses) from certain sales of property. We calculate FFO in accordance with the NAREIT definition and also exclude provisions for asset impairments and gains (losses) from sale of investments when we calculate FFO. FFO and adjusted FFO do not represent the cash flows from operations defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Excluded from FFO are significant components in understanding our financial performance.

    FFO before preferred dividends during the second quarter of 2001 increased 11.6% to $12.3 million compared to the second quarter of 2000 and 4.9% to $23.6 million for the six month year-to-date period of 2001 compared to 2000 primarily because of the changes in revenues and expenses discussed previously. In the fourth quarter of 2000, we sold $24.3 million of operating properties. The proceeds of these properties were deposited in tax-deferred exchange accounts until we were able to reinvest the proceeds into new properties. At June 30, 2001, the proceeds had been reinvested in new properties with a total purchase price of $81.4 million, which primarily contributed to the increases in FFO during the second quarter and year-to-date periods of 2001.

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

    We continue to evaluate various properties for acquisition or development, which has included acquiring development properties from Legacy once completed. We also continue to evaluate other investment opportunities. In 2001 we anticipate borrowing available amounts on our credit facility to fund these acquisition and development opportunities. We are also seeking additional funds through issuing new equity. We anticipate obtaining construction loans to fund our development activities. During the first six months of 2001 we purchased four properties for $81.4 million. We used the proceeds from tax-deferred exchange transactions on properties sold in 2000 and assumed loans to fund these acquisitions. We are also under contract to buy up to five properties from Swerdlow Real Estate Group, Inc., discussed below, and are contemplating buying additional properties.

    From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. During the first six months of 2001 we sold two properties from our portfolio for $6.6 million. We anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds. We are also under contract to sell and are contemplating selling certain other properties.

    These potential purchases and sales may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies.

    In June 2000, we borrowed $121.4 million from GMAC Commercial Mortgage Corporation. The GMAC loan is secured by five retail properties located in Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NJ; and Roseville, CA. The GMAC loan bears interest at LIBOR plus 98 basis points, 5.13% at June 30, 2001, and is due in June 2004. We used proceeds of the loan to repay outstanding amounts on our existing revolving credit facility.

    In connection with our GMAC loan, we reduced our existing revolving credit facility from $125 million of total availability to $75 million of total availability. The amended facility has a remaining term of one year with interest rates of LIBOR plus 140 to 185 basis points. The rate varies based on our leverage, amounts loaned to Legacy, and other financial ratios. As of June 30, 2001, we owed $64.6 million on this credit facility at a weighted average interest rate of 5.55%.

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

    Also on March 21, 2001, PEI entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (Warburg Pincus), pursuant to which PEI agreed to sell to Warburg Pincus (a) 17,985,612 shares of a new class of preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock, par value $0.0001 per share (the Series B Preferred Stock), and (b) a warrant (the Warrant) to purchase an aggregate of 2.5 million shares of Price Legacy common stock at an exercise price of $8.25 per share, for an aggregate purchase price of $100,000,000. The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible under certain conditions into Price Legacy common stock at $5.56 per share after 24 months from the date of issuance. The 9% coupon will be paid in kind with additional shares of Series B Preferred Stock for the first 45 months from issuance. Since the Warburg Pincus investment and the Merger are subject to substantially the same conditions, it is expected that the two transactions will close concurrently

(assuming they are both completed). We anticipate that net proceeds from this transaction will be used to repay debt, fund acquisitions including the properties noted below, and pay costs associated with the Merger.

    In addition, the Merger Agreement obligates PEI to commence a tender offer for all outstanding shares of our common stock (other than those shares currently held by Legacy and those shares issued in the Merger) at a cash price of $7.00 per share. Approximately $8.1 million will be needed to purchase the remaining 1,154,717 common shares of our publicly-held common stock. The Merger Agreement further obligates us to commence an exchange offer in which holders of Legacy's outstanding debentures and notes will be offered shares of our Series A Preferred Stock in exchange for their debt securities valued at par. The tender offer and exchange offer are conditioned on, and expected to close concurrently with, the Merger.

    On August 10, 2001, PEI commenced the exchange offer and tender offer.

    After completion of the Merger, we will not record interest income on notes receivable due from and rent revenues earned from master leases with Legacy. Total interest income and rent revenues earned from Legacy were $2.1 million for the second quarter of 2001 and $3.7 million for the six month year-to-date period.

    On May 14, 2001, PEI, Swerdlow Real Estate Group, Inc. (Swerdlow) and entities affiliated with Swerdlow entered into a Purchase and Sale Agreement effective as of May 7, 2001 (the Purchase Agreement). Subject to the terms and conditions set forth in the Purchase Agreement, as subsequently amended, PEI has the right to acquire from Swerdlow and its affiliates up to five properties located in Florida for aggregate consideration of $247.3 million, subject to adjustment, including the assumption of mortgage indebtedness. The transaction is subject to satisfactory completion of PEI's due diligence investigation of the properties and other customary closing conditions. If the necessary conditions are satisfied, the transaction is expected to be completed in the third quarter of 2001. However, no assurance can be given that the transaction will be completed on the terms described in the Purchase Agreement, in this Form 10-Q or at all. Approximately $57 million will be needed to complete the purchase of these properties and we expect to use proceeds from the Warburg Pincus investment to fund this purchase.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk, nor did we have any derivative financial instruments at June 30, 2001.

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

    We had $221.5 million in variable rate debt outstanding at June 30, 2001. Based upon this debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $1.4 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

PART II—OTHER INFORMATION

ITEM 5—OTHER INFORMATION

    See Note 7 to the Financial Statements and the Liquidity and Capital Resources section in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of the Merger Agreement, the tender offer, the exchange offer, and the Purchase Agreement with Swerdlow.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  a)
  The following exhibits are included herein and incorporated by reference:
  None

  b)
  Reports on Form 8-K
  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE ENTERPRISES, INC. Registrant

Date: August 13, 2001	/s/ GARY B. SABIN Gary B. Sabin President & Chief Executive Officer

Date: August 13, 2001	/s/ JAMES NAKAGAWA James Nakagawa Chief Financial Officer

QuickLinks

INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION
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