Form 10-Q
period 2001-09-30
PRICE LEGACY CORP
filed 2001-11-14
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

Commission File Number 0-20449

PRICE LEGACY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0628740 (I.R.S. Employer Identification No.)

17140 Bernardo Center Drive, Suite 300, San Diego, California 92128
(Address of principal executive offices) (Zip Code)

(858) 675-9400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The registrant had 40,401,323 shares of common stock, par value $.0001 per share, outstanding at November 12, 2001.

PRICE LEGACY CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

PRICE LEGACY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30 2001	December 31 2000
	(unaudited)
ASSETS
Real estate assets
Land and land improvements	$342,285	$247,470
Building and improvements	477,024	302,915
Fixtures and equipment	2,571	856
Construction in progress	22,240	4,436

	844,120	555,677
Less accumulated depreciation	(16,590)	(9,877)

	827,530	545,800
Investment in real estate joint ventures	38,530	14,515
Cash and cash equivalents	23,122	49,996
Accounts receivable	3,128	3,032
Notes receivable	53,121	38,765
Deferred rents	5,440	3,352
Other assets	31,098	6,945

Total assets	$981,969	$662,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Mortgages and notes payable	$246,866	$150,709
Revolving lines of credit	14,000	44,300
Convertible debentures and senior notes	5,095	—
Accounts payable and other liabilities	24,028	4,287

Total liabilities	289,989	199,296
Commitments
Minority interests	595	—
Stockholders' equity
Series A preferred stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 24,093,579 and 23,868,808 shares issued and outstanding	399,615	353,404
Series B preferred stock, cumulative, redeemable, $0.0001 par value, 27,458,855 shares authorized, 19,666,754 and 0 shares issued and outstanding	106,234	—
Common stock, $0.0001 par value, 94,691,374 shares authorized, 40,401,323 and 13,309,006 issued and outstanding	4	1
Additional paid-in capital	190,705	112,587
Warrants	3,113	—
Retained earnings (deficit)	1,079	(2,883)
Notes receivable from officers for common shares	(9,365)	—

Total stockholders' equity	691,385	463,109

Total liabilities and stockholders' equity	$981,969	$662,405

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited—amounts in thousands, except per share data)

	Third Quarter Three Months Ended September 30		Year-to-Date Nine Months Ended September 30
	2001	2000	2001	2000
Rental revenues	$19,921	$17,976	$56,849	$52,902
Expenses
Operating and maintenance	2,389	2,269	7,235	5,458
Property taxes	2,420	2,088	6,790	6,352
Depreciation and amortization	2,594	2,365	7,130	7,152
General and administrative	701	768	2,391	2,281

Total expenses	8,104	7,490	23,546	21,243

Operating income	11,817	10,486	33,303	31,659
Interest and other
Interest expense	(4,012)	(2,890)	(10,942)	(7,200)
Interest income	1,425	555	5,068	1,292
Equity in earnings of joint ventures	375	236	717	295

Total interest and other	(2,212)	(2,099)	(5,157)	(5,613)

Income before gain on sale of real estate	9,605	8,387	28,146	26,046
Net gain on sale of real estate	161	249	1,321	249

Net income	9,766	8,636	29,467	26,295
Dividends to preferred stockholders	(8,761)	(8,354)	(25,505)	(25,005)

Net income applicable to common stockholders	$1,005	$282	$3,962	$1,290

Net income per common share
Basic and diluted	$.06	$.02	$.27	$.10
Weighted average common shares outstanding
Basic and diluted	16,698	13,309	14,451	13,309
Dividends per preferred share	$.35	$.35	$1.05	$1.05

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited—amounts in thousands)

	Year-to-Date Nine Months Ended September 30
	2001	2000
Operating activities
Net income	$29,467	$26,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,130	7,152
Deferred rents	(2,088)	(2,217)
Equity in earnings of joint venture	(717)	(295)
Net gain on sale of real estate	(1,321)	(249)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(5,361)	(5,540)
Accounts payable and other liabilities	2,315	749

Net cash provided by operating activities	29,425	25,895
Investing activities
Additions to real estate assets	(58,101)	(26,929)
Proceeds from the sale of real estate assets	7,928	26,071
Contributions to real estate joint ventures	(2,584)	(10,087)
Distribution from real estate joint ventures	1,438	—
Advances on notes receivable	(30,071)	(31,005)
Repayments on notes receivable	3,040	11,366
Cash received in merger	5,726	—

Net cash used in investing activities	(72,624)	(30,584)
Financing activities
Advances from revolving lines of credit and notes payable	50,328	180,690
Repayments of revolving lines of credit and notes payable	(104,877)	(125,394)
Proceeds from the issuance of preferred stock and warrants	100,000	—
Dividends paid	(25,209)	(25,005)
Payments for common stock under tender offer	(5,653)	—
Payments for offering costs for merger and tender offer	(2,631)	—
Proceeds from exercise of stock options	4,367	917

Net cash provided by financing activities	16,325	31,208

Net (decrease) increase in cash and cash equivalents	(26,874)	26,519
Cash and cash equivalents at beginning of period	49,996	2,145

Cash and cash equivalents at end of period	$23,122	$28,664

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited—amounts in thousands)

	Year-to-Date Nine Months Ended September 30
	2001	2000
Supplemental cash flow information:
Cash paid for interest	$10,622	$7,151
Supplemental schedule of noncash financing activities:
Assumption of loans to acquire real estate assets	53,841	14,686
Reduction in note receivable to acquire interest in real estate joint venture	919	—
Receipt of common stock of former tenant in exchange for amounts due PEI	—	812
Reduction in Excel Legacy convertible debentures and senior notes for Series A Preferred Stock issued	46,211	—
Reduction in Excel Legacy note payable for Series B Preferred Stock and warrants issued	9,347	—
Increase to assets and liabilities in connection with the Merger:
Real estate assets	183,389	—
Other assets	77,574	—
Notes payable	161,560	—
Other liabilities	32,456	—

See accompanying notes.

PRICE LEGACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2001

Note 1—Organization and Significant Accounting Policies

Organization

Price Legacy Corporation (Price Legacy) operates as a real estate investment trust (REIT) incorporated in the state of Maryland. Our principal business is to acquire, operate, and develop real property, primarily open-air shopping centers. On September 18, 2001, Price Legacy completed a merger between Price Enterprises, Inc. (PEI) and Excel Legacy Corporation (Excel Legacy) resulting in Excel Legacy becoming a wholly owned subsidiary of PEI. The combined company operates as a REIT under the name Price Legacy Corporation. The results of Excel Legacy are included in operations beginning September 19, 2001.

Our subsidiaries include Excel Legacy Holdings, Inc. which has elected to be treated as a taxable REIT subsidiary (TRS). Other than some activities related to lodging and health care facilities, a TRS may generally engage in any business. A TRS is subject to federal income tax and state and local income tax, where applicable, as a regular C corporation.

Accounting Principles

We prepared the financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be omitted. Certain prior year data have been reclassified to conform to the 2001 presentation.

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

Real Estate Assets and Depreciation

We record real estate assets at historical costs and adjust them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of Excel Legacy's real estate assets to fair value at the time of the merger. Our consolidated balance sheet at September 30, 2001 reflects the new basis of those real estate assets. See Note 2 for additional information on this transaction.

We expense ordinary repairs and maintenance costs incurred, which include building painting, parking lot repairs, etc. We capitalize major replacements and betterments, which include HVAC equipment, roofs, etc., and depreciate them over their estimated useful lives.

We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

Land improvements	40 years
Building and improvements	20 to 40 years
Tenant improvements	Term of lease or 10 years
Fixtures and equipment	3-7 years

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Interest incurred	$4,442	$3,316	$12,166	$8,544
Interest capitalized	(430)	(426)	(1,224)	(1,344)

Investment in Securities

We review our investments in securities for possible impairment whenever the market value of the securities falls below cost and, in our opinion, such decline represents an other than temporary impairment.

Comprehensive Income

In 1999, we adopted Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for us include net income and unrealized gains on investments.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could differ from what we envisioned when we made these estimates.

New Accounting Standards

Derivative Instruments and Hedging Activities:  In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in 1999 they voted to delay the effective date of this SFAS by one year. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value. We adopted this standard on January 1, 2001 and it did not have a significant impact on our financial statements.

Business Combinations:  In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and addresses financial accounting and reporting for business combinations initiated after June 30, 2001. SFAS No. 142, which supersedes APB Opinion No. 17, "Intangible Assets," addresses the financial accounting and reporting for acquired goodwill and other intangible assets other than those acquired in a business combination. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. We are evaluating the effect that such adoption may have on our consolidated results of operations and financial position.

Asset Impairment:  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements." SFAS No. 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. We are currently assessing the impact of these issues on our consolidated financial statements.

Note 2—Merger and Significant Event

On March 21, 2001, PEI, PEI Merger Sub, Inc., a Maryland corporation (Merger Sub), and Excel Legacy entered into an Agreement and Plan of Merger (the Merger Agreement). On September 18, 2001, Merger Sub was merged with and into Excel Legacy (the Merger), with Excel Legacy continuing as a wholly-owned subsidiary of PEI. On the effective date of the Merger, each outstanding share of Excel Legacy common stock was exchanged for 0.6667 of a share of PEI common stock, and each option to purchase shares of Excel Legacy common stock was exchanged for an option to purchase shares of PEI common stock. Following the Merger, PEI continues to operate as a REIT under the name Price Legacy Corporation. The Merger was structured to qualify as a tax-free reorganization and was approved by the stockholders of both PEI and Excel Legacy. The results of Excel Legacy are included in operations beginning September 19, 2001.

The purchase price is calculated based on $4.89 per share for the PEI common stock, which is equal to the closing price of $5.75 per share on March 21, 2001 (the day immediately prior to the public announcement of the Merger), less a 15% discount to reflect the low trading volume of the PEI stock (amounts in thousands, except per share data):

Shares to be issued	40,377
Price per share	$4.89

197,444
Merger related accounting, legal, printing and other costs	1,425

Purchase price	$198,869

A preliminary allocation of the purchase price resulted in an increase in the book value of the Excel Legacy assets acquired of approximately $26.0 million which has been allocated to real estate and other assets.

Also on March 21, 2001, PEI entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (Warburg Pincus), pursuant to which PEI agreed to sell to Warburg Pincus (a) 17,985,612 shares of a new class of preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock, par value $0.0001 per share (the Series B Preferred Stock), and (b) a warrant to purchase an aggregate of 2.5 million shares of Price Legacy common stock at an exercise price of $8.25 per share, for an aggregate purchase price of $100,000,000 (the Warburg Investment). The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible under certain conditions into Price Legacy common stock at a one-to-one ratio, which may be adjusted under certain circumstances, after 24 months from the date of issuance. The 9% coupon will be paid with additional shares of Series B Preferred Stock for the first 45 months from issuance. The Warburg Investment closed concurrently with the Merger.

On April 12, 2001, PEI and Sol Price, a significant stockholder of PEI and Excel Legacy through various trusts, agreed to convert an existing Excel Legacy loan payable to a trust controlled by Sol Price of approximately $9.3 million into 1,681,142 shares of the Series B Preferred Stock and a warrant to purchase 233,679 shares of our common stock at an exercise price of $8.25 per share concurrently with the closing of the Merger and the Warburg Investment.

In addition, under the terms of the Merger Agreement PEI commenced a tender offer for all outstanding shares of our common stock (other than those shares held by Excel Legacy and those shares issued in the Merger) at a cash price of $7.00 per share. In connection with the tender offer, 807,583 shares were purchased at a total cost of $5.7 million. Under terms of the Merger Agreement we also commenced an exchange offer in which holders of Excel Legacy's outstanding debentures and notes were offered shares of our Series A Preferred Stock in exchange for their debt securities. In connection with the exchange offer, we exchanged approximately $30.4 million in Excel Legacy debentures and $15.8 million in Excel Legacy notes. The tender offer and exchange offer closed concurrently with the Merger.

The exchange of Excel Legacy common stock for PEI common stock in connection with the Merger is being accounted for as a purchase of Excel Legacy by PEI. Under purchase accounting, the assets and liabilities of Excel Legacy have been adjusted to fair value.

The following unaudited pro forma information for the three and nine months ended September 30, 2001 and 2000 have been presented as if the Merger had been completed on January 1, 2001 and 2000, respectively. It also reflects the Series B Preferred Stock dividends and exchange of Excel Legacy senior notes and convertible debentures into Series A Preferred Stock. It does not reflect any application of proceeds from the sale of Series B Preferred Stock. We present pro forma information for comparative purposes only and the pro forma information may not be indicative of our actual results of operations had the Merger been completed on January 1, 2000 (amounts in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Total revenue	$19,177	$22,528	$64,115	$64,359
Net income	7,461	15,292	28,737	34,533
Preferred dividends	(12,300)	(11,893)	(36,121)	(35,621)

Net income (loss) applicable to common stockholders	$(4,839)	$3,399	$(7,384)	$(1,088)

Weighted average shared outstanding
Basic and diluted	41,359	28,348	41,395	27,205
Earnings (loss) per common share
Basic and diluted	$(0.12)	$0.12	$0.18	$(0.04)

Note 3—Net Income Per Share

In 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options that are dilutive were exercised. All earnings per share amounts have been presented, and where appropriate, restated to reflect these calculations. We did not have any common stock equivalents during the periods presented. There are 19,666,754 shares of Series B Preferred Stock outstanding at September 30, 2001 which may be exchanged on a one-to-one basis into common stock, subject to adjustment, after 24 months if certain events occur.

Note 4—Real Estate Assets

Acquisitions

During the first nine months of 2001, we acquired the following properties, excluding properties we acquired in connection with the Merger with Excel Legacy:

Location	Description	Date Acquired	Purchase Price (000's)	Mortgage Assumed (000's)
Walnut Creek, CA	Land	1/4/01	$2,816	$—
Anaheim, CA	Land	1/29/01	23,288	—
Tempe, AZ	Shopping Center	5/18/01	23,914	14,137
Mesa, AZ	Shopping Center	5/18/01	31,367	21,360
Greensburg, IN	Shopping Center	6/28/01	19,300	18,300	(1)

(1)
Capital lease

We funded these acquisitions using the proceeds from tax-deferred exchange transactions on properties we sold in 2000 and by assuming mortgages and notes payable.

During the first nine months of 2000, we acquired the following properties:

Location	Description	Date Acquired	Purchase Price (000's)	Mortgage Assumed (000's)
Middletown, OH	Retail building (1)	2/9/00	$6,709	$3,726
Terre Haute, IN	Retail building (1)	2/9/00	5,762	3,598
San Diego/Rancho Bernardo, CA	Office building (1)	2/25/00	16,025	11,025
San Diego/Pacific Beach, CA	Land	7/31/00	4,200	—

(1)
Property purchased from Excel Legacy

We funded these acquisitions through advances on our unsecured revolving credit facility and by assuming mortgages and notes payable.

Also during the second quarter of 2000 we purchased a 50% interest in a real estate development joint venture in Westminster, CO from Excel Legacy for an initial payment of $8.1 million. During the third quarter of 2000, we purchased a 50% interest in a real estate development joint venture in Bend, OR for an initial payment of $1.9 million.

Dispositions

During the first nine months of 2001, we sold the following properties:

Location	Description	Date Sold	Sales Price (000's)
Aurora, CO	Retail Building	1/11/01	$1,592
Sacramento/Bradshaw, CA	Office Building (1)	6/1/01	5,125
San Diego/Southeast, CA	Retail Building	9/5/01	1,680

(1)
Partial sale—one building remains

We recorded a $1.3 million net gain on the sale of these properties. We are using the proceeds from the sales to purchase additional properties in tax-deferred exchange transactions.

In May 2001, we executed a master lease of our existing four self-storage properties to certain of our officers. Effective as of the date of the agreement, the officers ceased being employees of PEI and Excel Legacy. The initial rent paid under this agreement is $5.1 million per year, and during the third quarter of 2001 we recorded $1.3 million in rental revenue related to this lease. As part of the agreement, we have the right to require the lessee to purchase the properties from us at a price based upon the properties' net operating income as defined by the agreement. In addition, three additional self-storage properties are under development and the lessees will have the right to acquire them from us upon completion and stabilization of the properties. In connection with this agreement, we recorded a loss of $0.2 million, which is reflected in operating expenses.

During the first nine months of 2000, we sold the following properties for a net gain of $0.2 million:

Location	Description	Date Sold	Sales Price (000's)
Azusa, CA	Warehouse (1)	8/25/00	$4,200
Sacramento/Bradshaw, CA	Office Building (2)	9/18/00	22,100

(1)
Partial sale—self storage remains

(2)
Partial sale—sold two of four buildings in office complex

Note 5—Notes Receivable

We have $53.1 million in notes receivable outstanding at September 30, 2001 related to various projects. The notes bear interest at 8% to 25% per year and are secured by the related projects. The notes mature on various dates between 2001 and the earlier of the sale of the related projects, or 2003 to 2004.

Note 6—Debt

Mortgages and Notes Payable

We had the following mortgages and notes payable outstanding at September 30, 2001 and December 31, 2000 (amounts in thousands):

	September 30 2001	December 31 2000
Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points (3.63% at September 30, 2001). The mortgage is secured by five of our properties and matures June 2004	$121,375	$121,375
Revolving $100.0 million credit facility bearing interest at LIBOR plus 150 to 185 basis points (4.14% at September 30, 2001), maturing September 2004	14,000	—
Revolving $75.0 million credit facility bearing interest at LIBOR plus 140 to 185 basis points, repaid in September 2001	—	44,300
Mortgages and notes payable on eight properties bearing interest ranging from 6.59% to 9.00%. The loans are secured by the properties and mature on various dates ranging from October 2001 to March 2014	65,899	17,873
Capital lease arrangement with an individual in conjunction with the Greensburg, IN shopping center. The capital lease has an effective interest rate of 7.36% and matures June 2005	18,300	—
Capital lease arrangement with an individual in conjunction with the San Diego/Rancho Bernardo, CA office building. The capital lease has an effective interest rate of 4.43% and matures in December 2004	11,544	11,461
Construction loans payable with a bank bearing interest at 90-day LIBOR rate plus 275 basis points (6.24% at September 30, 2001). The loans are due April 2003 and are secured by the projects	3,423	—
Note payable with an individual bearing interest at 12.50% due April 2002	6,000	—
Construction loan outstanding on a $46.0 million facility bearing interest at LIBOR plus 310 basis points (5.75% at September 30, 2001). The loan is due October 2002 and is secured by Newport (see below)	15,588	—
Note payable outstanding on a $4.7 million facility related to Newport (see below), bearing interest at Prime plus 50 basis points (6.5% at September 30, 2001), due March 2002	4,737	—

Total	$260,866	$195,009

We have a 65% interest in Newport on the Levee, LLC (Newport) that is developing a retail project in Newport, KY. In addition to the $15.6 and $4.7 million notes in the above table, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2027 with interest at 8.375%; (b) $20.5 million maturing 2018 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by us, by Newport, and the third party developers of the project. Newport has drawn on $43.5 million of the bonds at September 30, 2001.

We have a 50% interest in a limited liability company that owns land in Orlando, FL. The land has a total book basis of $17.9 million at September 30, 2001 and mortgage debt of $8.9 million which we have guaranteed.

We also have guaranteed a $10.0 million note payable related to a development project in Scottsdale, AZ and have a note receivable with a participating interest.

Convertible Debentures

Prior to the Merger, Excel Legacy had $33.2 million in convertible debentures outstanding. The debentures bear an interest rate of 9% per year. The holders of the debentures are entitled at any time before the day prior to the final maturity date, subject to prior redemption, to convert any debentures into common stock. As part of the Merger, $30.4 million of the debentures were exchanged for Series A Preferred Stock, with $2.8 million of debentures remaining. The debentures mature in November 2004.

Senior Notes

Prior to the Merger, Excel Legacy had $18.1 million in senior notes outstanding. The notes bear an interest rate of 10% per year. The notes rank equal to future senior indebtedness and are senior to the debentures. As part of the Merger, $15.8 million of the notes were exchanged for Series A Preferred Stock, with $2.3 million of notes remaining. The notes mature in November 2004.

We obtained consent of the holders of the debentures and notes to release the collateral securing these debentures and notes.

Note 7—Related Party Transactions

Prior to the Merger, Excel Legacy was responsible for the daily management of PEI, including property management, finance and administration. We reimbursed Excel Legacy for these services. We expensed $0.7 million for these services during the third quarter of 2001 and $2.4 million for the nine month year-to-date period of 2001, which was based on our historical costs for similar expenses.

Prior to the Merger, we executed a note receivable with Excel Legacy allowing them to borrow up to $40.0 million. During the third quarter of 2001 we recorded $0.9 million in interest income on this note, and $2.9 million for the nine month year-to-date period of 2001. As a result of the Merger, interest income will no longer be recorded on this note.

In conjunction with the purchase of the Anaheim land in the first quarter of 2001, we executed a ground lease agreement with Excel Legacy. The lease has a term of 50 years and requires payments of $2.8 million per year in rent. During the third quarter of 2001 we recorded $0.6 million in rental revenue from Excel Legacy related to this lease, and $1.8 million for the nine month year-to-date period of 2001. Due to the Merger, rental revenue will no longer be recorded on this lease.

Excel Legacy entered into agreements with certain officers to assume $5.1 million in personal debt obligations of the officers in exchange for their rights to 1.37 million shares of our common stock. The officer debts were entered into in connection with their original share purchase. By assuming these third-party debts we also obtained a first lien on all remaining shares currently held by the officers, which will serve as security for the officers' notes to us.

We discuss other related party transactions in Note 2 and Note 4.

Note 8—Subsequent Event

On November 2, 2001, we purchased four open-air shopping centers and one adjacent office property located in Florida for aggregate consideration of $209.0 million. The properties contain an aggregate of approximately 2.0 million square feet of gross leasable area and are approximately 98% leased. The top five tenants of these properties are Home Depot, Kmart, Ross, BJ's Wholesale Club and Regal Cinemas.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-K, 10-Q and 8-K filed with the SEC. Our Form 10-K filing, as amended, for the 2000 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results.

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

As you read Management's Discussion and Analysis, it may be helpful to refer to our financial statements and accompanying notes beginning on page 3. In Management's Discussion and Analysis we explain the changes in specific line items in the statements of income. Where changes are due to more than one reason, we list the reasons in order of importance. (amounts in thousands)

Rental Revenues

	Amount	Change	Percent Change
3rd Quarter 2001	$19,921	$1,945	11%
3rd Quarter 2000	17,976	—	—

Year-to-Date 2001	56,849	3,947	7%
Year-to-Date 2000	52,902	—	—

Revenues increased $1.9 million to $19.9 million in the third quarter of 2001 compared to the same period in 2000 primarily because:

  •
  properties we acquired during 2001 generated $3.2 million of additional revenues

  •
  properties we acquired during 2000 generated $0.5 million of additional revenues

  •
  partially offsetting these increases were

  •
  revenues from properties we sold, which contributed $1.6 million of revenues in 2000, and

  •
  revenues associated with the self storage facilities, which decreased $0.1 million due to the change in accounting for our self storage business. In May 2001, we began collecting rent net of expenses when we entered into a master lease arrangement on these properties. This decrease was partially offset by the expansion and increase in revenues at one of those properties

Revenues increased $3.9 million to $56.8 million in the nine month year-to-date period of 2001 compared to the same period in 2000 primarily because:

  •
  properties we acquired during 2001 generated $5.3 million of additional revenues

  •
  properties we acquired during 2000 generated $1.6 million of additional revenues

  •
  revenue from properties we owned in 2000 and 2001 increased $1.4 million

  •
  revenues associated with the self storage facilities increased $0.7 million, mainly due to an expansion at one of our properties

  •
  partially offsetting these increases were revenues from properties we sold in 2000, which contributed $5.1 million of revenues in the prior year

Expenses

	Amount	Change	Percent Change
3rd Quarter 2001	$8,104	$614	8%
3rd Quarter 2000	7,490	—	—

Year-to-Date 2001	23,546	2,303	11%
Year-to-Date 2000	21,243	—	—

Expenses increased $0.6 million to $8.1 million in the third quarter of 2001 compared to 2000 primarily because:

  •
  expenses on properties we acquired in 2000 and 2001 increased $1.5 million

  •
  expenses from properties we owned in both 2000 and 2001 increased by $0.2 million

  •
  these increases in expenses were partially offset by

  •
  a decrease in expenses of $0.5 million from properties sold during 2000, and

  •
  a decrease in expenses of $0.5 million related to the change in accounting for our self storage facilities as noted above

Expenses increased $2.3 million to $23.5 million in the nine month year-to-date period of 2001 compared to the same period in 2000 primarily because:

  •
  expenses on properties we acquired in 2000 and 2001 increased $2.3 million

  •
  bad debt expense increased $1.1 million primarily due to a recovery of amounts previously written off

  •
  expenses on properties we owned in 2000 and 2001 increased $0.7 million

  •
  these increases in expenses were partially offset by

  •
  a decrease in expenses of $1.5 million from properties sold during 2000, and

  •
  a decrease in expenses of $0.3 million related to the self storage business

Operating Income

	Amount	Change	Percent Change
3rd Quarter 2001	$11,817	$1,331	13%
3rd Quarter 2000	10,486	—	—
Year-to-Date 2001	33,303	1,644	5%
Year-to-Date 2000	31,659	—	—

Operating income increased for the third quarter and year-to-date periods of 2001 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
3rd Quarter 2001	$4,012	$1,122	39%
3rd Quarter 2000	2,890	—	—
Year-to-Date 2001	10,942	3,742	52%
Year-to-Date 2000	7,200	—	—

Interest expense increased $1.1 million in the third quarter of 2001 compared to 2000 because during the third quarter of 2001 we had an average of $269.9 million debt outstanding compared to $161.8 million in the third quarter of 2000. Interest expense increased $3.7 million in the nine month year-to-date period of 2001 compared to 2000 because during the nine month year-to-date period of 2001 we had an average of $226.6 million debt outstanding compared to $137.3 million for the same period in 2000. The increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt. The weighted average interest rate on our variable rate debt decreased to 5.18% on September 30, 2001 from 7.69% on September 30, 2000. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

Interest Income

	Amount	Change	Percent Change
3rd Quarter 2001	$1,425	$870	157%
3rd Quarter 2000	555	—	—
Year-to-Date 2001	5,068	3,776	292%
Year-to-Date 2000	1,292	—

Interest income increased $0.9 million in the third quarter of 2001 compared to 2000 primarily because

  •
  our outstanding notes receivable with Excel Legacy increased from $16.5 million in September 2000 to $39.8 million in September 2001 prior to the Merger and earned additional interest income of $0.6 million

  •
  our notes receivable due from other real estate developers increased from $3.1 million in September 2000 to $12.8 million in September 2001 and earned additional interest income of $0.2 million

Interest income increased $3.8 million in the nine month year-to-date period of 2001 compared to the same period in 2000 primarily because

  •
  interest income on our notes receivable from Excel Legacy increased $2.4 million

  •
  our notes receivable with other real estate developers earned additional interest income of $1.1 million

  •
  we recorded an additional $0.6 million of interest income on higher cash balances

  •
  partially offsetting these increases was a decrease in interest income of $0.3 million on an interest bearing receivable due to a reduction in that receivable balance

Gain on Sale of Real Estate

During the first nine months of 2001 we sold the following properties for a net gain of $1.3 million:

Location	Description	Date Sold	Sales Price (000's)
Aurora, CO	Retail Building	1/11/01	$1,592
Sacramento, CA	Office Building (1)	6/1/01	5,125
San Diego/Southeast, CA	Retail Building	9/5/01	1,680

(1)
Partial sale—one building remains

During the first nine months of 2000, we sold the following properties for a net gain of $0.2 million:

Location	Description	Date Sold	Sales Price (000's)
Azusa, CA	Warehouse (1)	8/25/00	$4,200
Sacramento/Bradshaw, CA	Office Building (2)	9/18/00	22,100

(1)
Partial sale—self storage remains

(2)
Partial sale—sold two of four buildings in office complex

Funds From Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Net income	$9,766	$8,636	$29,467	$26,295
Depreciation and amortization	2,594	2,365	7,130	7,152
Price Legacy's share of depreciation of joint ventures	154	100	458	169
Gain on sale of real estate	(161)	(249)	(1,321)	(249)

FFO before preferred dividends	12,353	10,852	35,734	33,367
Preferred dividends paid	(8,761)	(8,354)	(25,505)	(25,005)

FFO	$3,592	$2,498	$10,229	$8,362

Net cash provided by (used in):
Operating activities	$12,098	$13,253	$29,425	$25,895
Investing activities	(7,614)	3,252	(72,624)	(30,584)
Financing activities	8,931	8,861	16,325	31,208

Our Company, as well as real estate industry analysts, generally consider FFO as another measurement of economic profitability for real estate-oriented companies. The Board of Governors of the National Association for Real Estate Investment Trusts (NAREIT), defines FFO as net income, excluding depreciation and amortization expense, and gains (losses) from certain sales of property. We calculate FFO in accordance with the NAREIT definition. FFO does not represent the cash flows from operations defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Excluded from FFO are significant components in understanding our financial performance.

FFO before preferred dividends during the third quarter of 2001 increased 13.8% to $12.4 million compared to the third quarter of 2000 and 7.1% to $35.7 million for the nine month year-to-date period of 2001 compared to 2000 primarily because of the changes in revenues and expenses discussed previously. In the fourth quarter of 2000, we sold $24.3 million of operating properties. The proceeds of these properties were deposited in tax-deferred exchange accounts until we were able to reinvest the proceeds into new properties. At September 30, 2001, the proceeds had been reinvested in new properties with a total purchase price of $100.7 million, which primarily contributed to the increases in FFO during the third quarter and year-to-date periods of 2001.

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. Capital resources represent those funds used or available to be used to support our business operations and consist of stockholders' equity and debt.

Cash flow from operations has been the principal source of capital to fund our ongoing operations and dividend payments, while use of our credit facility and mortgage financing have been the principal sources of capital required to fund our growth. We also sold Series B Preferred Stock discussed below. While we are positioned to finance our business activities through a variety of sources, we expect to satisfy short-term liquidity requirements through net cash provided by operations, sales of non-income generating assets and through borrowings.

On March 21, 2001, PEI, PEI Merger Sub, Inc., a Maryland corporation (Merger Sub), and Excel Legacy entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub merged with and into Excel Legacy (the Merger), with Excel Legacy continuing as a wholly-owned subsidiary of PEI. Following the Merger, PEI continues to operate as a real estate investment trust under the name Price Legacy Corporation (Price Legacy). The Merger, structured to qualify as a tax-free reorganization, was approved by the stockholders of both PEI and Excel Legacy on September 11, 2001. On September 18, 2001, we completed the merger between PEI and Excel Legacy.

Immediately following the Merger, we completed a $100 million investment by Warburg, Pincus Equity Partners, L.P. (Warburg Pincus) whereby Warburg Pincus and certain of its affiliates acquired (a) 17,985,612 shares of a new class of preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock, par value $0.0001 per share (the Series B Preferred Stock), and (b) a warrant to purchase an aggregate of 2.5 million shares of Price Legacy common stock at an exercise price of $8.25 per share, for an aggregate purchase price of $100,000,000. The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible under certain conditions into Price Legacy common stock at a one-to-one ratio, which may be adjusted under certain circumstances, after 24 months from the date of issuance. The 9% coupon will be paid in kind with additional shares of Series B Preferred Stock for the first 45 months from issuance. We used the net proceeds from this transaction to repay debt and pay costs associated with the Merger.

Also in connection with the Merger, we completed a tender offer for our common stock (other than those shares currently held by Excel Legacy and issued in the Merger) at a cash price of $7.00 per share. A total of 807,583 shares of the 1,154,717 common shares were tendered for $5.7 million. The Merger Agreement further obligated us to commence an exchange offer in which holders of Excel Legacy's outstanding debentures and notes were offered shares of our Series A Preferred Stock in exchange for their debt securities valued at par. In the exchange, $30.4 million of the debentures and $15.8 million of the notes were exchanged for Series A Preferred Stock.

Subsequent to the Merger, we no longer record interest income on notes receivable due from and rent revenues earned from master leases with Excel Legacy. Total interest income and rent revenues earned from Excel Legacy were $1.7 million for the third quarter of 2001 and $5.4 million for the nine month year-to-date period.

We continue to evaluate various properties for acquisition or development, which has included acquiring development properties from Excel Legacy once completed. We also continue to evaluate other investment opportunities. We anticipate borrowing available amounts on our credit facility to fund these acquisition and development opportunities. We anticipate obtaining construction loans to fund our development activities. During the first nine months of 2001 we purchased five properties for $100.7 million. We used the proceeds from tax-deferred exchange transactions on properties sold in 2000 and assumed loans to fund these acquisitions.

On November 2, 2001, we acquired from Swerdlow Real Estate Group, Inc. (Swerdlow) and entities affiliated with Swerdlow, five properties located in Florida for aggregate consideration of $209.0 million, including the assumption of mortgage indebtedness of $161.6 million. We funded the $47.4 million needed to complete this purchase with available cash and an advance on our revolving line of credit.

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. During the first nine months of 2001 we sold three properties from our portfolio for $8.4 million. We anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds. We are also under contract to sell and are contemplating selling certain other properties.

These potential purchases and sales may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies.

We have a significant retail project currently under development in Newport, Kentucky. The majority of the construction is expected to be completed in October, with all of the primary buildings completed except for one out parcel yet to be leased. The project is expected to open in October 2001 with AMC 20 Stadium Seating Tiered Theaters, Clair's, Mrs. Field's, Hot Topic, Sweet Dreams, Demo, Johnny Rockets, Dewy's Pizza, Shadow Box, Pacific Sunwear, American Eagle, Cini Fish Market, Adopt-a Bear, and Cold Stone Creamery. Barnes & Noble is expected to open in November and Limited Too, Gameworks, and Journey's are expected to open by the end of 2001. At present the project is approximately 70% leased in addition to the space currently occupied by Firststar IMAX Theater and the Newport Aquarium.

Also related to our Newport project, in 1999 the City of Newport issued two series of public improvement bonds related to the Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2027 with interest at 8.375%; (b) $20.5 million maturing 2018 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. As of September 30, 2001 Newport had drawn on $43.5 million of the bonds for construction incurred prior to that date.

Upon completion of the Merger, we obtained a $100.0 million unsecured credit facility with Fleet Bank as agent. The facility has a three year term with an initial interest rate of LIBOR plus 150 basis points. The rate may vary based on our leverage and other financial ratios. At September 30, 2001, we had $14.0 million outstanding on the facility at a 4.11% interest rate. Also in connection with obtaining a new credit facility, we repaid our then existing $75 million facility in September 2001.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk, nor did we have any derivative financial instruments at September 30, 2001.

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

We had $194.5 million in variable rate debt outstanding at September 30, 2001. If interest rates increased 100 basis points, the annual effect of such increase to our financial position and cash flows would be approximately $1.9 million, based on the outstanding balance at September 30, 2001. The actual fluctuation of interest rates is not determinable; accordingly, actual results from interest rate fluctuation could differ.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

On or about February 13, 2001, Lewis P. Geyser filed a lawsuit against Legacy in Santa Barbara County Superior Court, Anacapa Division, Case No. 01038577. The suit arises out of an Operating Agreement for Destination Villages, LLC, an entity which is owned jointly by Legacy and Geyser, under which Destination Villages, LLC would develop certain eco-tourism resorts. Geyser alleges that Legacy breached its obligations under the Operating Agreement, by failing to contribute the funding required under the Agreement. Geyser also alleges that Legacy misrepresented its intention to provide the funding required under the Agreement. The complaint includes causes of action for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The lawsuit includes a prayer for compensatory and punitive damages. We believe the lawsuit is wholly without merit, and was filed for the improper purpose of extracting concessions from Legacy in negotiations with Geyser which were underway prior to its filing. We intend to vigorously defend the lawsuit. Legacy has also filed a cross-complaint against Geyser for breach of contract, fraud, breach of fiduciary duty and other related claims. Discovery is underway as of this date. There is no trial date, nor have there been any significant proceedings in the case of this date.

We are not party to any other legal proceedings other than various claims and lawsuits arising in the ordinary course of business that, in the opinion of our management, are not individually or in the aggregate material to our business.

ITEM 2—CHANGES IN SECURITIES

On September 18, 2001, PEI completed the Merger with Excel Legacy and issued to Warburg Pincus 17,985,612 shares of its 9% Series B Junior Convertible Preferred Stock (Series B Preferred Stock) and a warrant to purchase an aggregate of 2,500,000 shares of Price Legacy common stock at an exercise price of $8.25 per share for aggregate consideration of $100,000,000. Immediately following the closing of the Warburg investment, Excel Legacy converted a promissory note payable to a trust controlled by Sol Price of approximately $9.3 million into 1,681,142 shares of Series B Preferred Stock and a warrant to purchase 233,679 shares of Price Legacy common stock at an exercise price of $8.25 per share.

The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible after 24 months from the date of issuance under certain conditions into the Price Legacy common stock at a conversion price of $5.56 per share.

Price Legacy issued its Series B Preferred Stock and warrants to purchase Price Legacy common stock to Warburg Pincus and to the trust controlled by Sol Price pursuant to an exemption from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D as a transaction by an issuer not involving a public offering. These transactions were privately negotiated and all purchasers were accredited investors and each represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our annual meeting of stockholders was held on September 11, 2001. As of the record date for the meeting, we had 13,309,006 shares of common stock and 24,186,890 shares of preferred stock outstanding.

Proposa1 One: A proposal to issue shares of our common stock pursuant to the Merger with Excel Legacy was approved as follows:

	Votes For	Votes Against	Votes Abstaining	Broker Non Votes
Proposal One	14,304,096	17,891	5,076	894,794

Proposal Two: A proposal to sell 19,666,754 shares of 9% Series B Junior Convertible Redeemable Preferred Stock to Warburg Pincus and others was approved as follows:

	Votes For	Votes Against	Votes Abstaining	Broker Non Votes
Proposal Two	14,297,336	20,757	8,970	894,794

Proposal Three: A proposal to amend our charter as required by the merger agreement to a) change our name to Price Legacy Corporation, b) increase the number of authorized shares from 100,000,000 to 150,000,000, and c) increase the number of directors of Price Legacy to seven, with four directors to be elected by the Series A preferred stockholders and three directors to be elected by the holders of our Series A Preferred Stock and our common stock, voting together as a single class was approved as follows:

	Votes For	Votes Against	Votes Abstaining	Broker Non Votes
Proposal Three	14,301,894	18,851	6,318	894,794

Proposal Four: A proposal to approve amendments to our charter as required by the securities purchase agreement to a) change our name to Price Legacy Corporation, b) increase the number of authorized shares from 100,000,000 to 150,000,000, c) designate the Series B preferred stock, and d) increase the number of directors of our Price Legacy to eight, with four directors to be elected by the Series A preferred stockholders, two directors to be elected by the holders of our Series A Preferred Stock and our common stock, voting together as a single class, and two directors to be elected by Warburg Pincus, e) permit our Board of Directors to increase or decrease the number of shares of our authorized capital stock without stockholder approval, f) provide the directors elected by Warburg Pincus with specified approval rights, and g) limit appraisal rights was approved as follows:

	Votes For	Votes Against	Votes Abstaining	Broker Non Votes
Proposal Four	14,299,042	19,781	8,240	894,794

Proposal Five: Stockholders elected the following Directors at our annual meeting:

	Votes For	Votes Withheld
Common and Preferred Stock Nominees
Richard B. Muir	15,208,054	13,803
Gary B. Sabin	15,150,789	71,068
Preferred Stock Nominees
James F. Cahill	22,425,240	65,820
Murray Galinson	22,425,240	65,820
Jack McGrory	22,420,703	70,357

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein or incorporated by reference:
(10.1)	Revolving Credit Agreement dated as of September 19, 2001 among the Company and Fleet National Bank and the other banks which are party thereto
(b)	Reports on Form 8-K

We filed a report on Form 8-K on September 19, 2001 relating to the Merger and exchange of the senior notes and convertible debentures for common stock.

26

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE LEGACY CORPORATION Registrant

Date: November 12, 2001
/s/ Gary B. Sabin Gary B. Sabin Chief Executive Officer

Date: November 12, 2001
/s/ James Y. Nakagawa Chief Financial Officer

QuickLinks

INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2
  ITEM 3
PART II—OTHER INFORMATION
  ITEM 4
  ITEM 6
SIGNATURES