Form 10-Q/A
period 2001-09-30
PRICE LEGACY CORP
filed 2001-11-14
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

or

Commission File Number 0-20449

PRICE LEGACY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0628740 (I.R.S. Employer Identification No.)
17140 Bernardo Center Drive, Suite 300, San Diego, California (Address of principal executive offices)	92128 (Zip Code)

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

    This Form 10-Q/A is being filed solely for the purpose of amending Part I, Item 1 in Price Legacy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 to correct the number of Series A preferred shares issued and outstanding at September 30, 2001. As amended, the number of outstanding Series A preferred shares at September 30, 2001 is now stated correctly as 27,269,386 in Price Legacy's consolidated balance sheet.

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

PRICE LEGACY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30 2001	December 31 2000
	(unaudited)
ASSETS
Real estate assets
Land and land improvements	$342,285	$247,470
Building and improvements	477,024	302,915
Fixtures and equipment	2,571	856
Construction in progress	22,240	4,436

	844,120	555,677
Less accumulated depreciation	(16,590)	(9,877)

	827,530	545,800
Investment in real estate joint ventures	38,530	14,515
Cash and cash equivalents	23,122	49,996
Accounts receivable	3,128	3,032
Notes receivable	53,121	38,765
Deferred rents	5,440	3,352
Other assets	31,098	6,945

Total assets	$981,969	$662,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Mortgages and notes payable	$246,866	$150,709
Revolving lines of credit	14,000	44,300
Convertible debentures and senior notes	5,095	—
Accounts payable and other liabilities	24,028	4,287

Total liabilities	289,989	199,296
Commitments
Minority interests	595	—
Stockholders' equity
Series A preferred stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 27,269,386 and 23,868,808 shares issued and outstanding	399,615	353,404
Series B preferred stock, cumulative, redeemable, $0.0001 par value, 27,458,855 shares authorized, 19,666,754 and 0 shares issued and outstanding	106,234	—
Common stock, $0.0001 par value, 94,691,374 shares authorized, 40,401,323 and 13,309,006 issued and outstanding	4	1
Additional paid-in capital	190,705	112,587
Warrants	3,113	—
Retained earnings (deficit)	1,079	(2,883)
Notes receivable from officers for common shares	(9,365)	—

Total stockholders' equity	691,385	463,109

Total liabilities and stockholders' equity	$981,969	$662,405

See accompanying notes on Form 10-Q previously filed.

2

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE LEGACY CORPORATION

Date: November 14, 2001	By:	/s/ GARY B. SABIN GARY B. SABIN President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2001	By:	/s/ JAMES Y. NAKAGAWA JAMES Y. NAKAGAWA Chief Financial Officer (Principal Financial and Accounting Officer)

3

QuickLinks

PRICE LEGACY CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands)
SIGNATURES