Form 10-K405
period 2001-12-31
PRICE LEGACY CORP
filed 2002-03-25
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20449

PRICE LEGACY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0628740 (I.R.S. Employer Identification No.)

17140 Bernardo Center Drive Suite 300, San Diego, California 92128
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 858-675-9400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.0001 Par Value
8 3/4% Series A Cumulative Redeemable
Preferred Stock $.0001 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 15, 2002 was $57,308,648 based on the last reported sale price of $3.08 per share on March 15, 2002.

        The number of outstanding shares of the registrant's common stock as of March 15, 2002 was 40,726,191.

        DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 2002.

PRICE LEGACY CORPORATION

Annual Report on Form 10-K

for the Year Ended December 31, 2001

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this Annual Report on Form 10-K. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Price Legacy, including, among other things:

  •
  the effect of economic, credit and capital market conditions in general and on real estate companies in particular, including changes in interest rates

  •
  our ability to compete effectively

  •
  developments in the retail industry

  •
  the financial stability of Price Legacy's tenants, including our reliance on major tenants

  •
  our ability to successfully complete real estate acquisitions, developments and dispositions

  •
  our ability to achieve the expected benefits of our merger with Excel Legacy Corporation

  •
  government approvals, actions and initiatives, including the need for compliance with environmental requirements

  •
  our ability to continue to qualify as a real estate investment trust, or REIT

        The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in "Factors That May Affect Future Performance" located elsewhere in this Form 10-K. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        In this Form 10-K:

  •
  "Company," "Price Legacy," "we," "our," and "us" means Price Legacy Corporation and its subsidiaries

  •
  "PEI" means Price Enterprises, Inc.

  •
  "Excel Legacy" means Excel Legacy Corporation

  •
  "REIT" means real estate investment trust

  •
  "GLA" means gross leasable area

  •
  "FFO" means funds from operations

  •
  "TRS" means Taxable REIT Subsidiary

PART I

ITEM 1—Business

Formation of the Company and Subsequent Transactions

        Price Legacy was formed in September 2001 from the merger of PEI and Excel Legacy (the Merger). In 1994, PEI spun off from Costco Companies, Inc., formerly Price/Costco, Inc. PEI became a self-administered, self-managed REIT in September 1997, which acquires, operates and develops open-air retail properties throughout the United States. In 1998, Excel Legacy spun off from Excel Realty Trust, Inc., a REIT, to pursue a wider variety of real estate opportunities including acquiring, developing and managing mixed-use and retail properties and real estate related operating companies throughout the United States and Canada. In connection with the Merger, Excel Legacy became a wholly owned subsidiary of PEI, and PEI changed its name to Price Legacy Corporation.

        Price Legacy continues to operate as a REIT focused on open-air retail properties throughout the United States. Our current property portfolio mainly consists of open-air shopping centers leased to major retail tenants. At December 31, 2001, we owned 42 commercial real estate properties, three of which were held through majority-owned joint ventures, and one property with a 24-year ground lease. We also owned five parcels of land under development and five parcels of land held for future development or sale. In addition to the above property portfolio, we held 50-55% ownership interests in three joint ventures.

        Concurrently with the Merger, Price Legacy issued to Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (Warburg Pincus), for an aggregate purchase price of $100 million (the Warburg Investment):

  •
  17,985,612 shares of a new class of preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock, par value $0.0001 per share (Series B Preferred Stock), and

  •
  a warrant to purchase an aggregate of 2.5 million shares of Price Legacy common stock at an exercise price of $8.25 per share.

        In addition, Sol Price, a significant stockholder of PEI and Excel Legacy through various trusts, converted an existing Excel Legacy loan payable to a trust controlled by Sol Price of approximately $9.3 million into 1,681,142 shares of Series B Preferred Stock and a warrant to purchase 233,679 shares of common stock at an exercise price of $8.25 per share.

        The Series B Preferred Stock is junior to our Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible under certain conditions into Price Legacy common stock at a one-to-one ratio, which may be adjusted under certain circumstances, after 24 months from the date of issuance. The 9% coupon will be paid with additional shares of Series B Preferred Stock, at $5.56 per share for the first 45 months from issuance. The Warburg Investment closed concurrently with the Merger.

        Holders of our Series A Preferred Stock have the right to elect four of the eight directors of our board of directors and Warburg Pincus has the right to elect two directors to our board. The remaining two directors of our board will be elected by the holders of our common stock and Series A Preferred Stock, voting together as a single class.

        Our subsidiaries include Excel Legacy Holdings, Inc. which acquired certain assets of Excel Legacy after the Merger and elected to be treated as a Taxable REIT Subsidiary (TRS). Other than certain activities related to lodging and health care facilities, a TRS may generally engage in any business. As a regular C corporation, a TRS is subject to federal income tax and state and local income taxes, where applicable.

Overview of the Company's Business

        Our current property portfolio consists primarily of open-air shopping centers leased to major retail tenants including Costco, Kmart, The Sports Authority, The Home Depot, Marshall's, PETsMART, and Wal-Mart. We receive approximately 35% of annual minimum rents from tenants with investment grade credit ratings.

        For a description of our properties and of material developments during the year regarding these investments and our Company as a whole please refer to "Item 2—Properties" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this Form 10-K.

        Our business strategy is to continue to enhance the value and operating income of our portfolio by, among other things, completing the leasing of existing properties, acquiring new investment properties and completing the development of existing properties. In making new real estate investments, we emphasize acquiring well-located income-producing open-air shopping centers, principally occupied by credit rated tenants with attractive yields and potential for increases in income and capital appreciation. We will also, from time to time, consider disposing or exchanging existing investments in order to improve our investment portfolio or increase our funds from operations. We continuously evaluate our properties and review potential strategies of repositioning or redeveloping our properties in order to maximize FFO and enhance property values. Our investment and portfolio management goal is maximizing long-term FFO.

        We provide property management for all but three of our properties. Self-management enables us to more closely control leasing and management of our property. Internal property management also provides opportunities for operating efficiencies by enabling us to acquire additional properties without proportionate increases in property management expenses. Our property management program is implemented by property management and leasing professionals located in offices in San Diego, CA, Fountain Valley, CA, Scottsdale, AZ, Sterling, VA, and Hollywood, FL. We also have an office in Salt Lake City, UT which coordinates the acquisition and disposition of our properties.

        Our operating results depend on:

  •
  performance and continuing viability of the existing tenants in our current real estate investment portfolio

  •
  the existence of new replacement tenants

  •
  competition from other retail centers and other forms of retail shopping, including internet commerce

        Our growth depends on:

  •
  increased returns from our existing real estate investment properties

  •
  availability of attractive new real estate investment opportunities

  •
  cost of capital related to existing and new real estate investments

        Real estate industry cycles heavily influence our performance as a REIT. We discuss this further in "Factors That May Affect Future Performance" located elsewhere in this Form 10-K.

Competition

        We compete with a wide variety of corporate and individual real estate developers and REITs which have similar investment objectives and may have greater financial resources, larger staffs or longer operating histories than us.

        We also compete with other property owners to obtain tenants for our retail shopping center properties. Our competitive advantages are primarily based on significant customer traffic generated by our national and regional tenants, competitive lease terms, relatively high occupancy rates, and relatively low occupancy costs associated with open-air centers. The closing or relocation of any anchor tenant could have a material adverse effect on the operation of a shopping center. We discuss this further in "Factors That May Affect Future Performance" located elsewhere in this Form 10-K.

Significant Tenants

        Our ten largest tenants account for approximately 40% of our total GLA and approximately 41% of our total annual minimum rent revenues. We show certain information about these tenants in the following table (dollars in thousands):

Tenant	Number of Leases	Area Under Lease (sq. ft)	Percent of GLA Under Lease	Annual Minimum Rent	Percent of Total Annual Minimum Rent
Costco	4	618,192	7.4%	$8,573.1	9.8%
Price Self Storage	4	855,577	10.2%	5,100.0	5.8%
Kmart	4	461,829	5.5%	4,107.1	4.7%
The Sports Authority	7	306,722	3.7%	3,780.2	4.3%
The Home Depot	3	356,453	4.2%	3,505.2	4.0%
AMC Theaters	2	122,557	1.5%	2,488.0	2.8%
Marshall's	4	146,176	1.7%	2,432.6	2.8%
AT&T Wireless	1	126,005	1.5%	2,056.4	2.3%
PETsMART	7	169,890	2.0%	2,020.7	2.3%
BJ's Wholesale Club	2	218,505	2.6%	1,921.5	2.2%

	38	3,381,906	40.3%	$35,984.8	41.0%

        It is not uncommon for economic conditions, market surpluses of retail space, internet purchasing and competitive pressures to negatively impact a retail operator's financial results, especially smaller retail operators. When a tenant files for bankruptcy we assess our alternatives for the potentially available space. Kmart, our third largest tenant, filed voluntary petitions for reorganization under Chapter 11 of the U. S. Bankruptcy Code on January 22, 2002. None of the Kmart store closings announced prior to this filing were located in any of our shopping centers. However, Kmart did reject the lease on a vacant Builder's Square at one of our properties. We are currently unable to determine the ultimate impact Kmart's bankruptcy will have on our operations. We discuss Kmart further in "Factors That May Affect Future Performance" located elsewhere in this Form 10-K.

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

  •
  Azusa, CA

  •
  Pentagon City, VA

  •
  Signal Hill, CA

  •
  New Britain, CT

        Expenses related to monitoring and cleaning up these properties have not been material to our operations. While we cannot predict with certainty the future costs of such clean up activities, or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

Seasonality

        Our real estate operations generally are less subject to seasonal fluctuations as our primary focus centers on tenants who offer basic goods.

Corporate Headquarters

        Our headquarters are located at 17140 Bernardo Center Drive Suite 300, San Diego, CA, 92128, and we believe that our current facilities meet our expected requirements over the next 12 months. Our telephone number is (858) 675-9400. As of March 1, 2002, we and our subsidiaries had approximately 176 employees.

Factors That May Affect Future Performance

        Real property investments are subject to varying degrees of risk that may affect the performance and value of our properties. Our revenue and the performance and value of our properties may be adversely affected by a number of factors, including:

  •
  changes in the national, regional and local economic climates

  •
  local conditions such as an oversupply of space or a reduction in demand for similar or competing properties in the area

  •
  changes in interest rates which may render the sale and/or refinancing of a property difficult or unattractive

  •
  changes in consumer spending patterns

  •
  the attractiveness of our properties to tenants

  •
  competition from other available space

  •
  our ability to provide adequate maintenance and insurance

  •
  increased operating costs

        In addition, some significant operating expenses associated with our properties, such as debt payments, maintenance, tenant improvement costs and taxes, generally are not reduced when gross income from properties is reduced. If our properties do not generate revenue sufficient to meet operating expenses, we may have to borrow additional amounts to cover costs, which could harm our ability to make distributions to our stockholders.

        Significant competition from developers, owners and operators of real estate properties may adversely affect the success of our business. We compete in the acquisition of real estate properties with over 200 publicly-traded REITs as well as other public and private real estate investment entities, including mortgage banks and pension funds, and other institutional investors, as well as individuals. Competition from these entities may impair our financial condition and materially harm our business by reducing the number of suitable investment opportunities offered to us and increasing the bargaining power of prospective sellers of property, which often increases the price necessary to purchase a property. Many of our competitors in the real estate sector are significantly larger than us and may have greater financial resources and more experienced managers. In addition, a large portion of our developed properties will be located in areas where competitors maintain similar properties. We will need to compete for tenants based on rental rates, attractiveness and location of properties, as well as quality of maintenance and management services. Competition from these and other properties may impair our financial condition and materially harm our business by:

  •
  interfering with our ability to attract and retain tenants

  •
  increasing vacancies, which lowers market rental rates and limits our ability to negotiate favorable rental rates

  •
  impairing our ability to minimize operating expenses

        Developments in the retail industry could adversely affect our ability to lease space in our shopping centers, which would harm our business. We derive a substantial portion of our income from tenants in the retail industry. The market for retail space and the general economic or local conditions of the retail industry can significantly affect our financial performance. A number of recent developments have heightened competitive pressures in the market for retail space, including:

  •
  consolidation among retailers

  •
  the financial distress of large retailers in some markets, including the bankruptcy of some retailers

  •
  a proliferation of new retailers

  •
  a growing consumer preference for value-oriented shopping alternatives, such as internet commerce

  •
  an oversupply of retail space in some areas of the country

        As a result of these developments, many companies in the retail industry have encountered significant financial difficulties. Since we have no control over the occurrence of these developments, we cannot make any assurance that our business or financial results will not be adversely affected by these developments and the competitive pressures they create.

        We rely on Costco for 9.8% of our annual minimum rent revenue, and any financial difficulties faced by this or any other significant tenant may harm our business and impair our stock price. Our financial position, results of operations and ability to make distributions to our stockholders may be adversely affected by financial difficulties experienced by any of our major tenants, including Costco, Kmart, and The Sports Authority. Although failure on the part of a tenant to materially comply with the terms of a lease, including failure to pay rent, would give us the right to terminate the lease, repossess the property and enforce the payment obligations under the lease, we could experience substantial delays and costs in doing so. We may not be able to enforce the payment obligations against the defaulting tenant, find another tenant or, if another tenant were found, enter into a new lease on favorable terms. Our largest tenant is Costco, which accounted for approximately 9.8% of our total annual minimum rent revenue in 2001. In addition to our four properties where Costco is the major tenant, Costco warehouses are adjacent to an additional 11 of our properties. If Costco or any other major tenant chooses to terminate or not to renew its lease, our financial condition and business could be materially harmed.

        The bankruptcy or insolvency of a major tenant or a number of smaller tenants may have an adverse impact on the properties affected and on the income produced by such properties. Kmart, our third largest tenant, filed for Chapter 11 bankruptcy protection in January 2002.    Although none of the Kmart store closings announced prior to this filing were located in any of our shopping centers, we have four Kmart store leases that represented approximately 4.7% of our annualized base rental income at December 31, 2001. In addition, Kmart pays rent on a vacant Builder's Square at one of our properties. This lease has been rejected. House 2 Home, a tenant at our Inglewood, CA property, also filed for Chapter 11 bankruptcy protection in 2001 and has closed its store. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If a tenant in bankruptcy assumes its lease with us, such tenant must cure all defaults under the lease and provide us with the adequate assurance of its future performance under the lease. If a tenant in bankruptcy rejects the lease, our claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. We may not receive all amounts owed to us under terms of a lease if a tenant rejects a lease in bankruptcy due to certain limits imposed by bankruptcy laws.

        Termination of a lease by Costco or other significant tenant may allow some tenants to reduce or terminate their leases. If Costco or other significant tenants were to terminate a lease with us or a lease for space adjacent to one or more of our properties, some of our other tenants at these properties would have rights to reduce their rent or terminate their leases. In addition, tenants at these properties, including those with termination rights, could elect not to extend or renew their lease at the end of the lease term. If any of these events occur, our financial condition and business could be materially harmed.

        Our financial performance depends on regional economic conditions since many of our properties and investments are located in California, Arizona, and Florida. Our properties and real estate related investments include 38 properties located in three states: 22 in California, nine in Arizona, and seven in Florida. With such a large number of properties and real estate related investments in these states, we may be exposed to greater economic risks than if they were located in several geographic regions. Our revenue from, and the value of, the properties and investments located in these states may be affected by a number of factors, including an oversupply of, or reduced demand for, real estate properties and downturns in the local economic climate caused by high unemployment, business downsizing, industry slowdowns, changing demographics and other factors. A general downturn in the economy or real estate conditions in California, Arizona, or Florida could impair our financial condition and materially harm our business. Further, due to the relatively high cost of real estate in the southwestern United States, the real estate market in that region may be more sensitive to fluctuations in interest rates and general economic conditions than other regions of the United States. We do not have any limitations or targets for the concentration of the geographic location of our properties and, accordingly, the risks associated with this geographic concentration will increase if we acquire additional properties in these states.

        Our income depends on rental income from real property.    The majority of our income is derived from rental income from real property. Accordingly, our income and funds available for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us or if we were unable to lease a significant amount of space in our properties on economically favorable lease terms. We cannot make any assurance that any tenant whose lease expires in the future will renew its lease or that we will be able to re-lease space on economically advantageous terms, if at all. In addition, our ability to lease or re-lease vacant space will be affected by many factors, including the existence of covenants typically found in shopping center tenant leases, such as those requiring the use of space at the shopping center not to be competitive with another tenant. Our ability to lease or re-lease our properties may cause fluctuations in our cash flow, potentially affecting the cash available for distributions to stockholders.

        Illiquidity of real estate investments may make it difficult for us to sell properties in response to market conditions. Equity real estate investments are relatively illiquid and therefore will tend to limit our ability to vary our portfolio promptly in response to changing economic or other conditions. To the extent the properties are not subject to triple net leases, some significant expenditures such as real estate taxes and maintenance costs are generally not reduced when circumstances cause a reduction in income from the investment. Should these events occur, our income and funds available for distribution could be adversely affected. In addition, REIT requirements may subject us to confiscatory taxes on gain recognized from the sale of property if the property is considered to be held primarily for sale to customers in the ordinary course of our trade or business. To prevent these taxes, we may comply with safe harbor rules relating to the number of properties sold in a year, how long we owned the properties, their tax bases and the cost of improvements made to those properties. However, we cannot make any assurance that we will be able to successfully comply with these safe harbors and, in the event that compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future.

        Our leverage may be difficult to service and could adversely affect our business. As of December 31, 2001, we had outstanding borrowings of approximately $484.0 million, requiring an estimated annual debt service of approximately $27.4 million. We are exposed to the risks normally associated with debt financing, which may materially harm our business, including the following:

  •
  our cash flow may be insufficient to meet required payments of principal and interest on borrowings and this insufficiency may leave us with insufficient cash resources to pay operating expenses

  •
  we may not be able to refinance debt at maturity

  •
  if refinanced, the terms of refinancing may not be as favorable as the original terms of the debt

        Rising interest rates may adversely affect our cash flow and business. A large portion of our debt bears interest at variable rates. Variable rate debt creates higher debt payments if market interest rates increase. We may incur additional debt in the future that also bears interest at variable rates. Higher debt payments as a result of an increase in interest rates could adversely affect our cash flows, cause us to default under some debt obligations or agreements, and materially harm our business.

        We face risks associated with our equity investments in and with third parties because of our lack of control over the underlying real estate assets. As part of our growth strategy, we may invest in shares of REITs or other entities that invest in real estate assets. In these cases, we will be relying on the assets, investments and management of the REIT or other entity in which we invest. These entities and their properties will be exposed to the risks normally associated with the ownership and operation of real estate. We may also invest in or with other parties through partnerships and joint ventures. In these cases, we will not be the only entity making decisions relating to the property, partnership, joint venture or other entity. Risks associated with investments in partnerships, joint ventures or other entities include:

  •
  the possibility that our partners might experience serious financial difficulties or fail to fund their share of required investment contributions

  •
  our partners might have economic or other business interests or goals which are inconsistent with our business interests or goals, resulting in impasse or decisions which are contrary to our business interests or goals

  •
  our partners may take action contrary to our instructions or requests and adverse to our policies and objectives, including our policy with respect to maintaining our qualification as a REIT

        Any substantial loss or action of this nature could potentially harm our business or jeopardize our ability to qualify as a REIT. In addition, we may in some circumstances be liable for the actions of our third-party partners or co-venturers.

        We could incur significant costs and expenses related to environmental problems. Under various federal, state and local laws and regulations, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating these substances on or under the property. These laws often impose liability without regard to whether the owner or operator of the property was responsible for or even knew of the presence of the hazardous substances. The presence of or failure to properly remediate hazardous or toxic substances may impair our ability to rent, sell or borrow against a property. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. These laws often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. In addition, even if more than one person was responsible for the contamination, each person covered by the environmental laws may be held responsible for the clean-up costs incurred. Other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing materials into the air. As an owner and operator of property and as a potential arranger for hazardous substance disposal, we may be liable under these laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses. Payment of these costs and expenses, which can exceed the value of the subject property, could impair our financial condition, materially harm our business and have a material adverse effect on our ability to make distributions to our stockholders. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures to achieve compliance.

        The costs of compliance with regulatory requirements, including the Americans with Disabilities Act, could adversely affect our business. Our properties will be subject to various federal, state and local regulatory requirements, including the Americans with Disabilities Act of 1990, which requires all public accommodations and commercial facilities to meet federal requirements relating to access and use by persons with disabilities. Compliance with the Americans with Disabilities Act requirements could involve removal of structural barriers from disabled persons' entrances on our properties. Other federal, state and local laws may require modifications to or restrict further renovations of our properties to provide this access. Noncompliance with the Americans with Disabilities Act or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us, or could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. If we incur these costs and expenses, our financial condition and ability to make distributions to our stockholders could be impaired. In addition, we cannot be assured that regulatory requirements will not be changed or that new regulatory requirements will not be imposed that would require significant unanticipated expenditures by us or our tenants. Unexpected expenditures could adversely affect our net income and cash available for distributions to our stockholders.

        Terrorism and the Uncertainty of War May Adversely Affect the Company.    Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of violence or war may affect our operations and profitability, the market in which we operate, and the market on which our common stock trades. Further terrorist attacks against the United States or U.S. businesses may occur. The potential near-term and long-term effect these attacks may have on our customers, the market for our services, the market for our common stock and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable and could materially harm our business and impair the value of our common stock. In addition, the aftermath of the September 11, 2001, attacks has resulted in higher operating costs for some of our properties due to heightened security measures. We are unable to predict whether these increased costs will abate over time, or whether we will be able to pass them through to our tenants. These and other long-term effects on our business of these attacks are unknown at the time, but could adversely affect our business and results of operations.

        The success of our business depends on the services provided by our key personnel, the loss of whom could harm our business. The success of our business depends to a large extent on the contributions and performance of our senior management team, particularly Gary B. Sabin, Richard Muir, Graham Bullick, Jim Nakagawa, Mark Burton, and Eric Ottesen for strategic business direction and real estate experience. In connection with the Merger, we assumed the current employment agreements that Excel Legacy maintained with some of its executives, which extend through 2003 with automatic one-year renewal periods unless terminated by their terms. We do not have key-man life insurance for any of our senior management. If we lose the services of Mr. Sabin or any other members of senior management, our business and future development could be materially harmed.

        A small number of stockholders can exert significant influence over our company, which could make it difficult for us to complete some corporate transactions without their support, which could depress the price of our stock. Holders of our common stock, Series A Preferred Stock and Series B Preferred Stock may generally vote together on all matters submitted to our stockholders for approval, other than the election of directors. Each share of common stock is entitled to one vote, each share of Series A Preferred Stock is entitled to one-tenth (1/10th) of one vote and each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which a share of Series B Preferred Stock is then convertible, currently one vote.

        In the election of directors, (1) holders of Series A Preferred Stock, voting separately, have the right to elect four members of our board of directors, (2) holders of common stock and Series A Preferred Stock, voting together as a single class, have the right to elect two other members of our board of directors, and (3) Warburg Pincus, for so long as Warburg Pincus continues to hold shares representing at least 10% of our common stock on an as-converted basis, has the right to elect the two remaining members of our board of directors. Holders of Series A Preferred Stock also have the right to vote separately on matters relating to the Series A Preferred Stock, such as the creation of any class of stock senior to the Series A Preferred Stock or the amendment of our charter to materially and adversely affect the rights of the Series A Preferred Stock. Holders of Series B Preferred Stock have the right to vote separately on similar matters relating to the Series B Preferred Stock, as well as the right to vote separately on other matters, including mergers, acquisitions, dispositions and the incurrence of indebtedness.

        Sol Price, Robert E. Price and parties affiliated with them, including The Price Group, currently beneficially own an aggregate of approximately 11.3 million shares of Series A Preferred Stock, approximately 6.1 million shares of common stock, and approximately 1.7 million shares of Series B Preferred Stock. These shares represent approximately: (1) 40.7% of the voting power with respect to matters submitted solely to the holders of Series A Preferred Stock; (2) 8.5% of the voting power with respect to matters submitted solely to the holders of Series B Preferred Stock; (3) 16.5% of the voting power with respect to matters submitted to the holders of common stock and Series A Preferred Stock; and (4) 14.0% of the voting power with respect to matters submitted to the holders of common stock, Series A Preferred Stock and Series B Preferred Stock. In addition, The Price Group holds a warrant to purchase an additional 233,679 shares of common stock and will be issued 666,080 additional shares of Series B Preferred Stock over the 45 months following the issuance date of the Series B Preferred Stock as distributions on the Series B Preferred Stock. As a result of their stock holdings, these parties could effectively control the outcome of matters submitted solely to the holders of Series A Preferred Stock, including the election of four members of our board, and significantly influence matters submitted to the holders of common stock, Series A Preferred Stock and Series B Preferred Stock.

        Warburg Pincus currently beneficially owns an aggregate of approximately 5.0 million shares of common stock and approximately 18.0 million shares of Series B Preferred Stock. These shares represent approximately: (1) 91.5% of the voting power with respect to matters submitted solely to the holders of Series B Preferred Stock; and (2) 36.4% of the voting power with respect to matters submitted to the holders of common stock, Series A Preferred Stock and Series B Preferred Stock. In addition, Warburg Pincus holds a warrant to purchase an additional 2.5 million shares of common stock and will be issued approximately 7.1 million additional shares of Series B Preferred Stock over the 45 months following the issuance date of the Series B Preferred Stock as distributions on the Series B Preferred Stock. As a result of its stock holdings, Warburg Pincus could effectively control the outcome of matters submitted solely to the holders of Series B Preferred Stock and significantly influence matters submitted to the holders of common stock, Series A Preferred Stock and Series B Preferred Stock. Warburg Pincus also has the right, mentioned above, to elect two members of our board.

        Together, these parties will have significant influence over matters brought before our board of directors and stockholders, and will have the ability to influence some corporate transactions, which may delay, discourage, deter or prevent a change of control and may make some transactions more difficult or impossible to complete without their support. The ability of these stockholders to assert this significant influence may depress the price of our stock.

        Our charter contains anti-takeover provisions which may limit the ability of a third party to acquire control and may prevent stockholders from receiving a premium for our shares. Some of the provisions of our charter and bylaws could delay, discourage, deter or prevent an acquisition of our business at a premium price and could make removal of our management more difficult. These provisions could reduce the opportunities for our stockholders to participate in tender offers, including tender offers that are priced above the then-current market price of our common stock. In particular, our charter permits our board of directors to issue shares of preferred stock in one or more series without stockholder approval, which could, depending on the terms of the preferred stock, delay, discourage, deter or prevent a change in control of our company. In addition, the Maryland General Corporation Law will impose restrictions on mergers and other business combinations between us and any holder of 10% or more of the voting power of our outstanding shares.

        REIT rules limit the amount of cash we will have available for other business purposes, including amounts to fund future growth, and could require us to borrow funds or liquidate investments on a short-term basis in order to comply with the REIT distribution requirement. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders (determined without regard to the dividends paid deduction and excluding capital gains), and are subject to tax to the extent we fail to distribute at least 100% of our REIT taxable income. This distribution requirement will limit our ability to accumulate capital for other business purposes, including amounts to fund future growth. While we expect our cash flow from operations to generally be sufficient in both the short and long term to fund our operations, this distribution requirement could cause us:

  •
  to sell assets in adverse market conditions

  •
  to distribute amounts that represent a return of capital

  •
  to distribute amounts that would otherwise be spent on future acquisitions, unanticipated capital expenditures or repayment of debt

  •
  to borrow funds, issue capital stock or sell assets on a short-term basis

        In addition, from time to time, we may not have sufficient cash or other liquid assets to meet this distribution requirement due to differences in timing between the recognition of taxable income and the actual receipt of cash.

        Our charter contains restrictions on the ownership and transfer of our capital stock. Due to limitations on the concentration of ownership of stock of a REIT imposed by the Internal Revenue Code, our charter prohibits any stockholder from (1) actually or beneficially owning more than 5% of our issued and outstanding capital stock and (2) actually or constructively owning more than 9.8% of our issued and outstanding capital stock, except for stockholders who have received a waiver from these ownership limits from our board. These ownership limits also apply separately to each class of our preferred stock, including the Series A Preferred Stock and the Series B Preferred Stock. Our charter also prohibits anyone from buying shares if the purchase would result in losing our REIT status. This could happen if a share transaction results in

  •
  fewer than 100 persons owning all of our shares

  •
  five or fewer persons owning 50% or more of the value of our shares

  •
  our company having a related party tenant

        If a stockholder acquires shares in violation of the charter by way of transfer or otherwise, the shares which cause the owner to violate the ownership limitations will be automatically transferred to a trust for the benefit of a qualified charitable organization. Following such transfer, the stockholder will have no right to vote these shares or be entitled to dividends or other distributions with respect to these shares. Within 20 days after receiving notice from us of the transfer of shares to the trust, the trustee of the trust will sell the excess shares and generally will distribute to such stockholder an amount equal to the lesser of the price paid by the stockholder for the excess shares (except in the case of a gift or similar transfer, in which case, an amount equal to the market price) or the sale proceeds received by the trust for the shares.

        If we fail to qualify as a REIT under the Code, that failure could materially harm our business. We believe that we have been organized and have operated in a manner which allows us to qualify for taxation as a REIT under the Internal Revenue Code commencing with our short taxable year ended December 31, 1997. Qualification as a REIT requires a company to satisfy numerous requirements, which are highly technical and complex. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect, possibly retroactively, our ability to qualify as a REIT for federal income tax purposes. For example, one of the REIT requirements, the "five-fifty test," requires that no more than 50% of the value of a REIT's outstanding capital stock may be owned directly or indirectly, applying various constructive ownership rules, by five or fewer individuals at any time during the last half of a REIT's taxable year. Our charter provides for restrictions regarding ownership and transfer of shares that are intended to assist us in continuing to satisfy the five-fifty test. These restrictions, however, may not ensure that we will be able to satisfy, in all cases, the five-fifty test. If we fail to satisfy the five-fifty test, our status as a REIT may terminate. Other REIT requirements restrict the type of assets that a REIT may own and the type of income that a REIT may receive. These restrictions will apply to all of our assets and income. However, these asset and income requirements do not apply to assets we elect to hold in a Taxable REIT Subsidiary. We currently hold certain assets and derive income from certain of our businesses and assets which, if held or received by us directly, could jeopardize our status as a REIT. To maintain our status as a REIT, (1) we transferred these assets and businesses to Excel Legacy Holdings, Inc., a wholly-owned subsidiary of Excel Legacy, prior to the effective time of the Merger, and (2) Legacy Holdings elected to be treated as a Taxable REIT Subsidiary of Price Legacy effective at the time of the Merger. If a company fails to qualify as a REIT in any taxable year, including failing to comply with the REIT distribution requirements, it may, among other things:

  •
  not be allowed a deduction for distributions to stockholders in computing its taxable income

  •
  be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates

  •
  not be required to make distributions to stockholders

  •
  be subject to increased state and local taxes

  •
  be disqualified from treatment as a REIT for the taxable year in which it lost its qualification and the four taxable years following the year in which it lost its qualification

        As a result of these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, could substantially reduce the funds available for distribution to our stockholders, could reduce the trading price of our stock and materially harm our business.

ITEM 2—Properties

Overview

        At December 31, 2001, we owned 42 commercial real estate properties including one property with a 24-year ground lease and two hospitality properties. These properties encompass approximately 8.0 million square feet of GLA and were 93% leased. The five largest properties include 2.3 million square feet of GLA that generate annual minimum rent of $32.4 million, based on leases existing as of December 31, 2001. We also have a 50% interest in two joint ventures which own retail properties in Fresno, CA and Bend, OR, as well as a 55% interest in a development company which owns a retail and office facility in Winnipeg, Canada. These properties generate annual minimum rent of $4.1 million and are 83% leased.

        We also own approximately 3,000 acres of land, either under development or held for future development or sale.

        The table below presents the geographic concentration of our properties at December 31, 2001, including our unconsolidated joint ventures and land held for development or sale.

State	Number of Properties	Percent of Annual Minimum Rent
Northeastern States
New York	2	9%
Virginia	2	9%
New Jersey	2	6%
Pennsylvania	1	3%
Maryland	1	2%
Connecticut	1	1%

Total Northeastern	9	30%
Southeastern States
Florida	7	26%

Total Southeastern	7	26%
Midwestern States
Indiana	2	3%
Ohio	1	1%
Kentucky	1	3%

Total Midwestern	4	7%
Western States
California	22	26%
Arizona	9	8%
Oregon	1	2%
Utah	1	—

Total Western	33	36%
Outside US
Bermuda	1	—
Canada	1	1%

Total Outside US	2	1%

Total	55	100%

        Included in our commercial properties are four properties in Southern California with self storage businesses which we master lease to former officers who managed that division for us. Three additional self storage properties are under development at year-end and will be master-leased once completed. As part of the master lease agreement, we have the right to require the lessee to purchase the properties from us at a price based upon the properties' net operating income as defined by the agreement.

Property Table

        Amounts shown for annual minimum rents are based on current leases as of December 31, 2001. Joint venture partnerships represent 100% of annual minimum rents for the property. We made no allowances for contractually-based delays to commencement of rental payments. Due to the nature of real estate investments, our actual rental income may differ from amounts shown in this schedule. The following table describes our portfolio of real estate properties as of December 31, 2001.

	Leases in Effect as of December 31, 2001
Real Estate Portfolio	Number Of Tenants	Gross Leasable Area (sq ft)	Percent Leased	Annual Minimum Rent(1)	Principal Tenants	% of G.L.A. (sq ft)	Lease Expires
		(000's)		($000's)
Commercial Properties
Hollywood/Oakwood Plaza, FL	45	868.6	99%	$8,956.9	Home Depot	16%	2019
					K-Mart	13%	2019
					BJ's Wholesale	13%	2019
					Dave and Buster's	7%	2016
					Regal Cinemas	6%	2015
Westbury, NY	8	398.6	100%	7,831.4	Costco	37%	2009
					K-Mart	28%	2013
					Marshall's	11%	2009
					The Sports Authority	11%	2013
					Borders Books	8%	2019
Pentagon City, VA	9	337.4	100%	7,239.4	Costco	50%	2009
					Marshall's	13%	2010
					Best Buy	11%	2010
					Linens 'n Things	10%	2010
					Borders Books	10%	2010
Wayne, NJ	5	348.1	95%	4,441.1	Costco	43%	2009
(includes 16,535 sq. ft. of					Lackland Storage	17%	2012
vacant storage space)					The Sports Authority	13%	2012
					Nobody Beats the Wiz	11%	2018
					Today's Man	10%	2007
West Palm Beach, FL	24	357.5	97%	3,961.9	K-Mart	35%	2018
					Winn-Dixie	15%	2019
					Linens 'n Things	10%	2010
					Ross Stores	8%	2009
					Just For Feet	5%	2013
Miami, FL	27	404.6	100%	3,803.8	K-Mart, Builder's Square, Marshall's
San Diego, CA	4	443.2	99%	3,091.4	Costco, Price Self Storage, Charlotte Russe
Philadelphia, PA	20	307.8	93%	3,059.8	The Home Depot, Babies R Us, AMC Theaters
Mesa, AZ	26	307.7	82%	3,027.8	Sports Authority, Circuit City, Michael's
Ft. Lauderdale, FL	24	229.0	95%	2,930.3	Regal Cinemas, Office Depot, Just for Feet
Newport, KY (2)	23	338.9	62%	2,769.7	AMC Theatres, Barnes and Noble
Tempe, AZ	23	248.0	98%	2,518.9	J. C. Penney, Circuit City, Designer Shoe Warehouse,

Roseville, CA	19	188.5	100%	2,487.3	The Sports Authority, Linens 'n Things, Ross Stores
Signal Hill, CA	14	154.8	100%	2,422.5	The Home Depot, PETsMART
San Diego/Murphy Canyon, CA	1	298.0	100%	2,405.5	Price Self Storage
Sacramento/Bradshaw, CA	1	126.0	100%	2,056.4	AT&T
Greensburg, IN	18	272.9	99%	1,870.6	Wal-Mart, Staples
San Diego/Rancho Bernardo, CA	13	82.2	100%	1,824.1	UBS Paine Webber, Medcell Biologics
Glen Burnie, MD	10	154.6	89%	1,750.5	The Sports Authority, PETsMART, Computer City, Staples
Orlando, FL	6	404.4	71%	1,616.4	BJ "s Wholesale, Expo Design Center, Home Depot
Hollywood/Oakwood Business, FL	21	141.1	93%	1,592.8	Trader Publishing Co., KOS Pharmaceuticals
San Diego/Rancho San Diego, CA	21	98.4	100%	1,292.7	Rite Aid, Ross Stores, Petco
Solana Beach, CA	1	316.0	100%	1,180.9	Price Self Storage
Scottsdale/City Center, AZ	23	65.8	86%	1,119.2	RAS Management, Greater Phoenix
Inglewood, CA	1	119.9	100%	926.6	House2Home
San Diego/Carmel Mountain, CA	5	35.0	96%	919.6	Claim Jumper, McMillin Realty, Islands
Northridge, CA	2	22.0	100%	781.0	Barnes & Noble, Fresh Choice
Moorestown, NJ (leased land)	3	201.4	33%	738.0	The Sports Authority (Lowe's lease commences 8/1/02)
New Britain, CT	1	112.4	100%	671.1	Wal-Mart (lease expires 7/24/02)
Middletown, OH	1	126.4	100%	650.0	Lowe's
San Juan Capistrano, CA	6	56.4	100%	643.2	PETsMART, Staples
Terre Haute, IN	1	104.3	100%	557.8	Lowe's
Azusa, CA	1	120.6	100%	529.7	Price Self Storage
Smithtown, NY	1	55.6	100%	500.7	Levitz Furniture
Hampton, VA	2	45.6	100%	452.4	The Sports Authority, BB&T Bank
Redwood City, CA	2	49.4	100%	418.8	Orchard Supply (ground lease)
Tucson, AZ	11	40.1	100%	414.1	PETsMART
Scottsdale/Brio, AZ	1	3.7	100%	115.7	Roaring Fork Restaurant (lease expires 5/28/02)
Chula Vista/Rancho del Rey, CA	1	6.7	100%	75.0	Burger King (ground lease)
Scottsdale/Studio B, AZ	1	2.2	100%	10.8	Studio B (lease expired 12/31/01)

	426	7,993.6	93%	$83,655.9

Unconsolidated Joint Ventures
Bend, OR (50% ownership) (3)	22	152.0	69%	1,727.3	Regal Cinemas, Gap, Banana Republic
Fresno, CA (50% ownership)	4	85.4	100%	1,225.3	Bed, Bath & Beyond, Ross Stores, Pier 1 Imports
Winnipeg, Canada (55% ownership)	21	159.7	88%	1,111.6	Investors Syndicate, Province of Manito

	47	397.1	83%	$4,064.2

Total Commercial Properties	473	8,390.7	93%	$87,720.1

(1)
Annual Minimum Rent does not include percentage rents or expense reimbursements.

(2)
Represents a 65% ownership interest. The property opened in October 2001 and construction is expected to continue through March 2002.

(3)
The property opened in June 2001 and construction is expected to continue through the end of 2003.

        Not included in the above tables are two hospitality properties:

•
a 65% interest in Grand Tusayan LLC which owns and operates a 120-room hotel and restaurant in Arizona

•
a 55% interest in Daniel's Head Bermuda which operates an eco-tourism resort opened in 2001 in Bermuda

        The following table reflects land under development or held for development or sale:

Location	Acres
Orlando, FL (1)	2,700.0	held for development or sale
Farmington, UT	123.7	held for development or sale
Yosemite, CA	80.0	held for development or sale
Temecula, CA	47.5	under development
Anaheim, CA	16.1	under development
Tucson, AZ	15.0	held for development or sale
Walnut Creek, CA	3.3	under development
San Juan Capistrano, CA	3.1	under development
San Diego/Pacific Beach, CA	2.5	under development
Scottsdale, AZ	1.4	held for development or sale

Total	2,992.6

(1)
We own 50% of a limited liability company that owns this land

Debt Secured by Properties

        The following table summarizes outstanding debt secured by our properties as of December 31, 2001:

Lender	Property	Interest Rate		Maturity Date	Balance	Balance due at Maturity
					($000's)	($000's)
GMAC Commercial Mortgage(1)(3)	Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NJ; and Roseville, CA	2.85%	(2)	6/28/04	$121,375	$121,375
GE Capital Loan Services, Inc.	Hollywood/Oakwood Plaza, FL	8.18%		2/1/09	66,681	61,167
GE Capital Loan Services, Inc.	West Palm Beach, FL	9.00%		1/1/10	32,312	29,888
GE Capital Loan Services, Inc.	Miami, FL	8.18%		2/1/09	28,986	26,589
Bank One(3)	Newport, KY	4.97%	(5)	10/01/02	26,706	(11)
GE Capital Loan Services, Inc.	Ft. Lauderdale, FL	8.18%		2/1/09	23,351	21,420
City National Bank(3)	Orlando, FL	4.12%	(6)	4/4/03	21,675	21,675
New Phoenix Management(3)(4)	Greensburg, IN	7.36%		6/28/05	18,300	18,300
Jackson National Life (GMAC)	Tempe, AZ	3.92%	(7)	12/1/06	17,064	14,930	(12)
Jackson National Life (GMAC)	Mesa, AZ	3.92%	(7)	12/1/06	16,166	14,144	(12)
Rose Canyon Business Park(3)(4)	San Diego/Rancho Bernardo, CA	4.43%		12/8/04	11,572	11,750
GE Capital Loan Services, Inc.	Hollywood/Oakwood Business, FL	8.18%		2/1/09	10,188	9,345
GMAC Commercial Mortgage	San Diego/Murphy Canyon, CA	9.00%		7/1/04	8,682	8,437
Bank of Butterfield(3)	Daniel's Head, Bermuda	5.37%	(8)	5/1/12	6,000	—
Firstar, Inc.(3)	Newport, KY	5.25%	(9)	3/1/02	4,738	4,738
American General Realty Advisors	Terre Haute, IN	8.75%		6/1/03	3,440	3,323
Fifth Third Real Estate Capital	Middletown, OH	7.63%		2/1/14	3,429	—
San Diego National Bank(3)	San Juan Capistrano, CA	4.63%	(10)	4/1/03	3,364	(13)
San Diego National Bank(3)	San Diego/Pacific Beach, CA	4.63%	(10)	4/1/03	2,586	(14)
Keig Financial Corporation	Scottsdale, AZ	8.13%		2/1/06	1,834	1,087
San Diego National Bank(3)	Walnut Creek, CA	4.63%	(10)	4/1/03	1,217	(15)

					$429,666

1)
No prepayment on loan is allowed prior to July 2002.
2)
Interest based on LIBOR plus 98 basis points.
3)
Monthly payments are interest only.
4)
Capital lease arrangement whereby lease may be paid in full upon six month notice.
5)
Interest based on LIBOR plus 310 basis points.
6)
Interest based on LIBOR plus 225 basis points.
7)
Interest based on LIBOR plus 205 basis points.
8)
Interest based on LIBOR plus 350 basis points. Loan changes to principal and interest payments at a fixed rate of 9.25% beginning May 2002.
9)
Interest based on Prime plus 5 basis points.
10)
Interest based on 90-day LIBOR plus 275 basis points.
11)
Construction loan with a maximum draw of $46.2 million.
12)
Balance due at maturity is estimated.
13)
Construction loan with a maximum draw of $4.9 million.
14)
Construction loan with a maximum draw of $8.7 million
15)
Construction loan with a maximum draw of $8.5 million.

Pending Real Estate Transactions

        Since December 31, 2001, we have executed six leases, including one in an unconsolidated joint venture, for approximately 7,500 square feet of GLA. These new leases will generate $158,000 in annual minimum rents. We have also sold two parcels of undeveloped land for $2.1 million. We are currently in negotiations to sell additional commercial properties and land as well as evaluating various properties for acquisition.

ITEM 3—Legal Proceedings

        On or about February 13, 2001, Lewis P. Geyser filed a lawsuit against Excel Legacy in Santa Barbara County Superior Court, Anacapa Division, Case No. 01038577. The suit arises out of an Operating Agreement for Destination Villages, LLC, an entity which is owned jointly by Excel Legacy and Mr. Geyser, under which Destination Villages, LLC would develop certain eco-tourism resorts. Mr. Geyser alleges that Excel Legacy breached its obligations under the Operating Agreement, by failing to contribute the funding required under the Agreement. Mr. Geyser also alleges that Excel Legacy misrepresented its intention to provide the funding required under the Agreement. The complaint includes causes of action for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The lawsuit includes a prayer for compensatory and punitive damages. We believe the lawsuit is wholly without merit, and was filed for the improper purpose of extracting concessions from Excel Legacy in negotiations with Mr. Geyser which were underway prior to its filing. We intend to vigorously defend the lawsuit. Excel Legacy has also filed a cross-complaint against Mr. Geyser for breach of contract, fraud, breach of fiduciary duty and other related claims. The trial of this matter began February 26, 2002. On March 19, 2002, the trial judge dismissed both the complaint and cross-complaint on the grounds that Mr. Geyser was not the proper party under the Operating Agreement and therefore could not sue or be sued on any of the pending causes of action.

        We are not party to any other legal proceedings other than various claims and lawsuits arising in the ordinary course of business that, in the opinion of our management, are not individually or in the aggregate material to our business.

ITEM 4—Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5—Market for Registrant's Common Equity and Related Stockholder Matters

Stock Prices

        Prior to the Merger with Excel Legacy, our common stock was traded on the Nasdaq National Market under the symbol PREN. Following the Merger, our common stock is traded on the American Stock Exchange under the symbol XLG. Our Series A Preferred Stock trades on the Nasdaq National Market under the symbol PRENP. The table below provides the high and low sales prices of our common stock and Series A Preferred Stock for the period indicated, as reported by the American Stock Exchange and the Nasdaq National Market.

	Common Stock		Preferred Stock
	High	Low	High	Low
Calendar Year—2000 (1)
First Quarter	7.625	7.063	14.625	13.250
Second Quarter	7.500	6.500	15.375	13.625
Third Quarter	6.875	4.500	15.063	14.313
Fourth Quarter	5.250	3.625	14.938	14.000
Calendar Year—2001 (1)
First Quarter	6.875	4.875	15.375	14.375
Second Quarter	6.900	6.700	15.750	14.813
Third Quarter through 9/18	6.990	6.350	16.050	13.875
Calendar Year—2001 (2)
Third Quarter from 9/19	3.250	2.800	15.150	14.500
Fourth Quarter	3.450	2.700	15.600	14.650

(1)
Common stock symbol PREN for Price Enterprises, Inc.

(2)
Common stock symbol XLG for Price Legacy Corporation

        On March 15, 2002, the last reported sales price per share of our common stock was $3.08, and we had approximately 480 common stockholders of record plus those who hold their shares in street name.

        In September 2001 in conjunction with the Merger with Excel Legacy, each outstanding share of Excel Legacy common stock was exchanged for 0.6667 share of PEI common stock. Also under the terms of the Merger Agreement, PEI commenced a tender offer for all outstanding shares of common stock (other than those held by Excel Legacy and those issued in the Merger) at a cash price of $7.00 per share. In connection with the tender offer, 807,583 shares were purchased at a total cost of $5.7 million. We now have approximately 40.7 million shares of common stock outstanding.

Dividends

        We intend to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) to maintain our qualification as a REIT.

        In connection with the Merger we assumed a net operating loss of approximately $18.7 million, which can be used to reduce our taxable income with certain limitations.

        During 2001, we declared and paid four quarterly dividends of $0.35 on each share of Series A Preferred Stock for a total of $1.40 per share or $34.6 million. We accrued $2.8 million in dividends on our Series B Preferred Stock in accordance with its terms, but have not yet declared these dividends.

For the first 45 months after issuance, all distributions declared on our Series B Preferred Stock will be payable in additional shares of Series B Preferred Stock. Any dividends required to be paid in excess of dividends paid on our Series A Preferred Stock and our Series B Preferred Stock will be paid to our common stockholders. We did not declare or pay any dividends on our common stock during 2001.

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

ITEM 6—Selected Financial Data

        The following selected data should be read in conjunction with our financial statements and accompanying notes located elsewhere in this Form 10-K and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." (amounts in thousands, except per share data)

		Year Ended December 31
	2001	2000	1999	1998	1997(1)
Statement of Operations Data
Rental revenues	$82,932	$70,771	$66,667	$62,485	$56,067
Operating income	45,374	41,847	35,143	31,393	23,289
Income from continuing Operations	38,001	34,292	32,671	29,429	29,003
Discontinued operations	—	—	—	—	(1,625)
Net income	38,001	34,292	32,671	29,429	27,378
Net income (loss) per share from continuing operations—basic	.03	.07	(.05)	.97	1.23
Cash dividends per share
Preferred share	1.40	1.40	1.40	.35	—
Common share	—	—	—	1.05	1.25

(1)
Effective September 1, 1997, we changed our fiscal year end from August 31 to December 31 as required by the Internal Revenue Service for REITs. The four-month transition period ending December 31, 1997 bridged the gap between our old and new fiscal years. 1997 is shown on a calendar year basis for comparative purposes only.

	As of December 31
	2001	2000	1999	1998	1997
Balance Sheet Data
Real estate assets, net	$1,045,424	$545,456	$550,492	$418,252	$353,056
Total assets	1,193,394	662,405	562,558	457,352	408,478
Mortgages and notes payable	452,523	150,709	8,841	8,911	—
Series A preferred stock	399,615	353,404	353,404	353,404	—
Series B preferred stock	106,234	—	—	—	—
Total stockholders' equity	689,770	463,109	461,260	344,811	406,624

ITEM 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        As you read Management's Discussion and Analysis, it may be helpful to refer to our financial statements and accompanying notes beginning on page 41. In Management's Discussion and Analysis we explain the changes in specific line items in the statements of operations. Where changes are due to more than one reason, we list the reasons in order of importance.

Introduction

        In Management's Discussion and Analysis of Financial Conditions and Results of Operations we explain our general financial condition and results of operations including:

  •
  results of operations

  •
  why revenues, costs and earnings changed from the prior period

  •
  funds from operations (FFO)

  •
  how we used cash for capital projects and dividends during 1999 through 2001 and how we expect to use cash in 2002

  •
  where we plan on obtaining cash for future dividend payments and future capital expenditures

        The results of Excel Legacy are included in operations beginning September 19, 2001.

        Because of Excel Legacy's acquisition of 91% of our common stock in 1999, we report operating results for the year ended December 31, 1999 divided between the periods of January 1, 1999 to November 11, 1999 and November 12, 1999 to December 31, 1999, due to a new basis of accounting as required by accounting principles generally accepted in the United States of America. For purposes of this discussion however, we combined these two periods of 1999 to make an equivalent twelve-month period in order to compare operating results with the year ended December 31, 2000.

Critical Accounting Policies and Estimates

General

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of our financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. We believe that the following accounting policies are critical because they affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting policies, see Note One in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Consolidation

        We combine our financial statements with those of our wholly-owned subsidiaries as well as all affiliates in which we have a significant influence and present them on a consolidated basis. The consolidated financial statements do not include the results of transactions between us and our subsidiaries or among our subsidiaries.

Revenue Recognition

        Recognition of revenue is dependent upon the quality and ability of our tenants to pay their rent in a timely manner. Rental revenues include: (1) minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases; (2) additional rentals, including recovery of property operating expenses, and certain other expenses which we accrue in the period in which the related expense occurs; and (3) percentage rents based on the level of sales achieved by the lessee are recognized when earned.

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

Real Estate Assets and Depreciation

        We record real estate assets at historical costs and adjust them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of Excel Legacy's real estate assets to fair value at the time of the Merger. Our consolidated balance sheet at December 31, 2001 reflects the new basis of those real estate assets.

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

        Pre-development costs that are directly related to specific construction projects are capitalized as incurred. We expense these costs to the extent they are unrecoverable or it is determined that the related project will not be pursued.

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

        Business Combinations:    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets other than those acquired in a business combination. SFAS No. 141 and SFAS No. 142 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted. We have evaluated the effect of this statement and have determined it will not have a significant impact on our consolidated results of operations and financial position.

        Asset Impairment:    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. We have evaluated the effect of this statement and have determined it will not have a significant impact on our consolidated results of operations and financial position.

Results of Operations

Rental Revenues

	Rental Revenues	Change	Percent Change
2001—Year ended December 31	$82,932	$12,161	17%
2000—Year ended December 31	70,771	—	—
2000—Year ended December 31	70,771	4,104	6%
1999—Year ended December 31	66,667	—	—

        Revenues increased $12.2 million to $82.9 million in 2001 compared to 2000 because:

  •
  properties we acquired during 2000 and 2001 generated $14.0 million of additional revenues

  •
  properties acquired from Excel Legacy due to the Merger generated an additional $2.4 million in revenues

  •
  revenues from properties we owned in both 2000 and 2001 increased $1.4 million, primarily due to additional leasing activity and additional expense reimbursement revenue

  •
  partially offsetting these increases was the loss of $5.6 million in revenues generated in 2000 from properties sold during 2001

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

  •
  the loss of $1.5 million in revenues generated in 1999 from two properties we sold in 1999

  •
  the loss of $0.8 million in revenues generated in 1999 from properties we sold during 2000

Expenses

	Amount	Change	Percent Change
2001—Year ended December 31	$37,558	$8,634	30%
2000—Year ended December 31	28,924	—	—
2000—Year ended December 31	28,924	(2,600)	-8%
1999—Year ended December 31	31,524	—	—

        Expenses increased $8.6 million to $37.6 million in 2001 compared to 2000 primarily due to:

  •
  properties we purchased in 2000 and 2001 contributed $4.4 million to expenses

  •
  properties acquired from Excel Legacy due to the merger contributed $3.9 million to expenses

  •
  an increase in general and administrative expenses of $1.3 million

  •
  bad debt expense increased $1.1 million, primarily due to a recovery in the prior year of amounts previously written off related to a former tenant

  •
  expenses on properties we owned in 2000 and 2001 increased $0.6 million

  •
  these increases in expenses were partially offset by:

  •
  a decrease in expenses of $1.7 million as a result of properties sold during the year

  •
  a decrease in expenses of $1.0 million for our self storage business as we began collecting rent net of expenses when we entered into a master lease arrangement on these properties

        Expenses decreased $2.6 million to $28.9 million in 2000 compared to 1999 primarily because:

  •
  depreciation expense decreased $1.9 million due to our change to Excel Legacy's accounting policy of depreciating real estate assets. Following the completion of Excel Legacy's exchange offer for our common stock, we adopted Excel Legacy's policy of depreciating real estate assets, to useful lives of 40 years for land improvements and buildings compared to 25 years in prior years

  •
  bad debt expense decreased $0.6 million, primarily due to a recovery of amounts previously written off related to the Homeplace bankruptcy, a former tenant

  •
  properties we sold during 2000 contributed an additional $0.9 million to expenses, including depreciation expense of $0.5 million, in 1999

  •
  properties we sold in the second quarter of 1999 contributed $0.6 million of expense in 1999

  •
  these decreases in expenses were partially offset by:

  •
  expansion of our self storage business, which increased expenses by $0.4 million

  •
  properties we acquired during 2000, which increased expenses by $0.7 million, including depreciation of $0.5 million

  •
  general and administrative expenses, which increased $0.3 million over the prior year

Operating Income

	Amount	Change	Percent Change
2001—Year ended December 31	$45,374	$3,527	8%
2000—Year ended December 31	41,847	—	—
2000—Year ended December 31	41,847	6,704	19%
1999—Year ended December 31	35,143	—	—

        Operating income increased for 2001 and 2000 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
2001—Year ended December 31	$16,793	$5,862	54%
2000—Year ended December 31	10,931	—	—
2000—Year ended December 31	10,931	5,057	86%
1999—Year ended December 31	5,874	—	—

        During 2001, interest expense increased $5.9 million compared to 2000 because:

  •
  our average debt outstanding in 2001 was $274.0 million compared to $148.5 million in 2000, which relates primarily to additional borrowings and assumptions of loans with the purchase of properties

  •
  the increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt. The weighted average interest rate on our variable rate debt decreased to 3.6% on December 31, 2001 compared to 7.5% at December 31, 2000

  •
  interest expense is net of $1.6 million interest capitalized to real estate assets in 2001

        During 2000, interest expense increased $5.1 million compared to 1999 because:

  •
  our average debt outstanding in 2000 was $148.5 million compared to $90.0 million in 1999, which relates primarily to additional borrowings which were used to purchase properties and to provide loans to Excel Legacy and other real estate developers

  •
  the weighted average interest rate related to our credit facility increased from 7.5% at December 31, 1999 to 8.0% at December 31, 2000

  •
  we recorded $0.5 million of interest expense related to the assumptions of loans on the Terre Haute, IN, Middletown, OH, and Scottsdale, AZ properties purchased in 2000

  •
  interest expense is net of $2.1 million interest capitalized to real estate assets in 2000

        We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-K.

Interest Income

	Amount	Change	Percent Change
2001—Year ended December 31	$7,490	$4,782	177%
2000—Year ended December 31	2,708	—	—
2000—Year ended December 31	2,708	2,204	437%
1999—Year ended December 31	504	—	—

        Interest income increased $4.8 million to $7.5 million in 2001 compared to 2000 primarily because:

  •
  Prior to the Merger in 2001, our note receivable with Excel Legacy earned additional interest of $1.9 million

  •
  our notes receivable with other real estate developers, including interest on notes acquired in the Merger, earned additional interest of $2.9 million

        Interest income increased $2.2 million to $2.7 million in 2000 compared to 1999 primarily because:

  •
  our note receivable with Excel Legacy earned interest of $1.0 million

  •
  our notes receivable with other real estate developers earned additional interest of $0.7 million

  •
  we recorded $0.5 million in additional interest income on higher cash balances

Gain on Sale of Real Estate and Investments (net)

	Amount	Change	Percent Change
2001—Year ended December 31	$1,322	$1,158	706%
2000—Year ended December 31	164	—	—
2000 — Year ended December 31	164	(4,553)	96%
1999 — Year ended December 31	4,717	—	—

        During 2001, we sold the following properties for a net gain of $1.3 million:

Location	Description	Sold Date	Sales Price (000's)
Aurora, CO	Retail Building	1/11/01	$1,592
Sacramento/Bradshaw, CA	Office Building (1)	6/1/01	5,125
San Diego/Southeast, CA	Retail Building	9/5/01	1,680
Palm Desert, CA	Shopping Center	11/16/01	17,022
Seekonk, MA	Shopping Center	12/28/01	15,250

(1)
Partial sale—one building remains

        We also sold our 50% ownership interest in a joint venture which owns a retail property in Westminster, CO, on December 14, 2001 for $13.5 million. We recognized no gain or loss on the sale.

        During 2000, we sold the following properties for a net gain of $0.2 million:

Location	Description	Date	Sales Price
Azusa, CA	Warehouse (1)	8/25/00	$4,200
Sacramento\Bradshaw, CA	Office Buildings (2)	9/18/00	22,100
Littleton, CO	Retail Building	11/3/00	2,030
Fountain Valley/Stockton, CA	Retail Buildings	11/20/00	22,291

(1)
Partial sale—self storage remains
(2)
Partial sale—sold two of four buildings in office complex

Funds From Operations

	Year Ended December 31
	2001		2000	1999
Net income before provision for income taxes	$38,001		$34,292	$32,671
Depreciation and amortization	11,268		9,558	11,825
Price Legacy's share of depreciation of joint ventures	757		371	—
Depreciation of non-real estate assets	(38)		(137)	(96)
Gain on sale of real estate and investments, net	(1,322)		(164)	(4,717)

FFO before preferred dividends	48,666		43,920	39,683
Preferred dividends	(37,442	)(1)	(33,360)	(33,263)

FFO	$11,224		$10,560	$6,420

Net cash provided by operating activities	$30,863		$35,223	$43,660
Net cash used by investing activities	(96,082)		(36,005)	(1,275)
Net cash provided by (used by) financing activities	38,104		48,633	(43,931)

(1)
Includes $2.8 million of non-cash dividends accrued on our Series B Preferred Stock

        Our Company, as well as real estate industry analysts, generally consider FFO as another measurement of economic profitability for real estate-oriented companies. The Board of Governors of the National Association for Real Estate Investment Trusts (NAREIT), defines FFO as net income in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding depreciation and amortization expense and gains (losses) from depreciable operating real estate. We calculate FFO in accordance with the NAREIT definition and also exclude provisions for asset impairments and gains (losses) from the sale of investments when we calculate FFO. FFO does not represent the cash flows from operations defined by GAAP, may not be comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Excluded from FFO are significant components in understanding our financial performance.

        FFO before preferred dividends during 2001 increased $4.7 million or 10.8% to $48.7 million compared to 2000 because:

  •
  properties we acquired during 2000 and 2001 increased FFO $11.2 million

  •
  interest income on our outstanding notes receivable and higher cash balances increased FFO $4.8 million

  •
  a net increase in FFO of $0.8 million for our self storage business as we began collecting rent net of expenses when we entered into a master lease arrangement on these properties

  •
  properties we owned in both 2000 and 2001 increased FFO $0.7 million

  •
  joint venture income contributed an additional $0.1 million to FFO in the current year

  •
  these increases to FFO were partially offset by:

  •
  additional interest expense which reduced FFO $5.9 million

  •
  properties sold during 2001 reduced FFO $4.6 million

  •
  additional bad debt expense and general and administrative expenses reduced FFO by $2.4 million

        FFO before preferred dividends during 2000 increased 10% to $43.9 million compared to 1999 because:

  •
  properties we owned in both 1999 and 2000 increased FFO $2.3 million

  •
  properties we acquired during 2000 increased FFO $1.6 million

  •
  interest income on our outstanding notes receivable and higher cash balances increased FFO $2.2 million

  •
  we expensed $1.8 million in merger costs in 1999 related to our transaction with Excel Legacy

  •
  expansion of our self storage business increased FFO $0.8 million

  •
  joint venture income contributed $0.5 million to FFO in the current year

  •
  these increases to FFO were partially offset by additional interest expense which reduced FFO $5.1 million

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

        As discussed previously, concurrently with the Merger, we issued to Warburg Pincus and certain of its affiliates, for an aggregate purchase price of $100 million:

  •
  17,985,612 shares of a new class of preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock, par value $0.0001 per share (the Series B Preferred Stock)

  •
  a warrant to purchase an aggregate of 2.5 million shares of Price Legacy common stock at an exercise price of $8.25 per share

        In addition, Sol Price, a significant stockholder of PEI and Excel Legacy through various trusts, converted an existing Excel Legacy loan payable to a trust controlled by Sol Price of approximately $9.3 million into 1,681,142 shares of Series B Preferred Stock and a warrant to purchase 233,679 shares of common stock at an exercise price of $8.25 per share.

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

        Also in connection with the Merger, we completed a tender offer for our common stock (other than those shares held by Excel Legacy prior to the Merger and those shares issued in the Merger) at a cash price of $7.00 per share. A total of 807,583 shares were tendered for $5.7 million. The merger agreement further obligated us to commence an exchange offer in which holders of Excel Legacy's outstanding debentures and notes were offered shares of our Series A Preferred Stock in exchange for their debt securities valued at par. In the exchange, $30.4 million of the debentures and $15.8 million of the notes were exchanged for Series A Preferred Stock.

        Upon completion of the Merger, we obtained a $100.0 million unsecured credit facility with Fleet Bank as agent. The facility has a three year term with an initial interest rate of LIBOR plus 150 basis points. The rate may vary based on our leverage and other financial ratios. At December 31, 2001, we had $31.5 million outstanding on the facility at a 3.5% interest rate. In connection with obtaining the new credit facility, we repaid and terminated our then exi0sting $75 million facility in September 2001.

        Subsequent to the Merger, we no longer record interest income on notes receivable due from and rent revenues earned from master leases with Excel Legacy. Total interest income and rent revenues earned from Excel Legacy were $5.4 million for year ended December 31, 2001, which covers the period from January 1, 2001 through September 18, 2001.

        We have $55.2 million in notes receivable at December 31, 2001. These notes are primarily due from developers and are collateralized by the related projects or other real estate. Of these notes, $52.1 million do not require cash payments on the interest until specified future dates, typically when the projects are completed or sold.

        We continue to evaluate various properties for acquisition or development and continue to evaluate other investment opportunities. We anticipate borrowing available amounts on our credit facility to fund these acquisition and development opportunities. We anticipate obtaining construction loans to fund our development activities. During the year ended December 31, 2001, we purchased eleven properties for a total of $339.1 million. We used available cash, advances on our line of credit, proceeds from tax-deferred exchange transactions on properties sold in 2001 and 2000, and assumed loans of $237.1 million to fund these acquisitions.

        In February 2002 we filed a $500.0 million shelf registration statement pursuant to which we may issue debt securities, preferred stock, depositary shares, common stock, warrants or rights.

        From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. During the year ended December 31, 2001, we sold five properties from our portfolio for $40.7 million and our interest in a joint venture partnership for $13.5 million. When we sell a property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

        We are contemplating purchasing various properties and selling certain other properties. As we sell properties, our cash flows from operations may decrease until the proceeds are reinvested into new properties. At December 31, 2001, we have $15.0 million cash awaiting reinvestment through a tax deferred exchange transaction.

        We have a significant retail project currently under development in Newport, Kentucky. The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased. The project opened in October 2001. At present the project is approximately 70% leased in addition to the space currently occupied by Firststar IMAX Theater and the Newport Aquarium.

        We also have two other significant retail development projects in which construction will continue through 2002. The Temecula, CA project is an open-air retail shopping center with Wal-Mart and other tenants. Total cost of the project is approximately $30.0 million, with an estimated cost of $11.5 million remaining to complete construction. We expect to fund the remaining cost through a construction loan. The Anaheim Garden Walk project in Anaheim, CA, located at the corner of Harbor Blvd. and Disney Way, will consist of an open-air retail center and three hotels. Total cost of the retail portion of this project is approximately $250 million with an estimated cost of $200 million remaining to complete construction over the next eight years. We expect to fund construction costs through a construction loan, sales of adjacent land parcels for hotels or potential joint venture investors.

        The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of December 31, 2001:

	Contractual Cash Obligations
	2002	2003	2004	2005	2006	Thereafter	Total
Mortgages and notes payable	$51,931	$35,003	$180,906	$21,426	$4,239	$190,518	$484,023
Capital lease obligations	796	796	796	796	796	16,252	20,232

Total	$52,727	$35,799	$181,702	$22,222	$5,035	$206,770	$504,255

        In 2002, we plan to use cash flow from operations to fund our principal payments due on mortgages and we plan to borrow on our unsecured line of credit to repay approximately $12.3 million of debt maturing in 2002.

Off-Balance Sheet Financing Matters

        Also related to our Newport, KY project discussed previously, the City of Newport, KY in 1999 issued two series of public improvement bonds related to the Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by the Newport project, the Company, and the project's third party developers. As of December 31, 2001, Newport had drawn on $44.8 million of the bonds for construction incurred prior to that date.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at December 31, 2001 is as follows:

Joint Venture	December 31 2001	Debt Guaranteed
Orlando Business Park, LLC	$10,136	$10,136
Old Mill District Shops, LLC	17,243	13,666
Blackstone Ventures I	8,153	8,153
3017977 Nova Scotia Company	5,499	5,499

	$41,031	$37,454

        We also have guaranteed a $11.9 million note payable related to a development project in Scottsdale, AZ and have a note receivable with a participating interest.

Transactions with Related and Certain Other Parties

        Prior to the Merger, Excel Legacy was responsible for our daily management, including property management, finance and administration. We reimbursed Excel Legacy for these services. We expensed $2.4 million during 2001 prior to the Merger and $3.0 million for these services during 2000, which was based on our historical costs for similar expenses.

        Also prior to the Merger, we executed a note receivable with Excel Legacy allowing them to borrow up to $40.0 million. During 2001, we recorded $2.9 million in interest income on this note prior to the Merger, and $1.0 million for 2000. As a result of the Merger, interest income is no longer recorded on this note.

        In conjunction with the purchase of the Anaheim land in the first quarter of 2001, we executed a ground lease agreement with Excel Legacy, which required payments of $2.8 million per year in rent. During 2001, we recorded $1.8 million in rental revenue from Excel Legacy related to this lease for the period of January 1 through September 18, 2001. Due to the Merger, rental revenue is no longer recorded on this lease.

        In connection with the Merger, we acquired notes receivable from certain affiliates of Excel Legacy, of which $9.4 million was outstanding at December 31, 2001. The notes bear interest at a fixed rate of 7%, and are due in March 2003. The total interest receivable at December 31, 2001 from these notes was $2.6 million. The notes have been offset against stockholders' equity on our accompanying Consolidated Balance Sheets.

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

ITEM 7A.—Quantitative and Qualitative Disclosures About Market Risk

        Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any significant foreign exchange or other material market risk. We did not have any derivative financial instruments at December 31, 2001.

        Our exposure to market risk for changes in interest rates relates primarily to our variable interest rate debt. We enter into variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

        We had $252.4 million in variable rate debt outstanding at December 31, 2001. Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $2.5 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

        The following table presents the scheduled principal payments on notes receivable and the scheduled principal payments on mortgages payable over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. We determine the fair value of financial instruments through the use of discounted cash flows analysis using current interest rates for notes receivable with terms and credit characteristics similar to our existing portfolio and borrowings under terms similar to our existing mortgages payable. Accordingly, we have determined that the carrying value of our financial instruments at December 31, 2001 approximated fair value.

				Expected Maturity Date (dollar amounts in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$13,163	$37,629	$4,375	—	—	—	$55,167	$55,167
Average interest rate	17%	12%	—	—	—	—	12%	—
Mortgages and notes payable	$51,931	$35,003	$180,906	$21,426	$4,239	$190,518	$484,023	$484,023
Average interest rate	6%	5%	4%	7%	7%	7%	6%	—

ITEM 8—Financial Statements and Supplementary Data

PRICE LEGACY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS

	December 31
	2001	2000
Real estate assets
Land and land improvements	$419,151	$247,470
Building and improvements	618,222	302,915
Construction in progress	27,471	4,436

	1,064,844	554,821
Less accumulated depreciation	(19,420)	(9,365)

	1,045,424	545,456
Investment in real estate joint ventures	24,828	14,515
Cash and cash equivalents	22,881	49,996
Accounts receivable, net of allowance of $1,680 and $785	2,706	3,032
Notes receivable	55,167	13,388
Note receivable from affiliates	—	25,377
Deferred rents	6,427	3,352
Other assets	35,961	7,289

Total assets	$1,193,394	$662,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Mortgages and notes payable	$452,523	$150,709
Revolving line of credit	31,500	44,300
Accounts payable and other liabilities	19,006	4,287

Total liabilities	503,029	199,296
Commitments
Minority interests	595	—
Stockholders' equity
Series A preferred stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 27,413,467 and 23,868,808 shares issued and outstanding	399,615	353,404
Series B preferred stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 19,666,754 and 0 shares issued and outstanding	106,234	—
Common stock, $0.0001 par value, 94,691,374 shares authorized, 40,726,191 and 13,309,006 issued and outstanding	4	1
Additional paid-in capital	195,712	112,587
Accumulated other comprehensive loss	(106)	—
Accumulated deficit	(2,324)	(2,883)
Notes receivable from officers for common shares	(9,365)	—

Total stockholders' equity	689,770	463,109

Total liabilities and stockholders' equity	$1,193,394	$662,405

See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

							Predecessor Period from January 1 through November 11 1999
	Year Ended December 31				Period from November 12 through December 31 1999
	2001		2000
Rental revenues		$82,932		$70,771		$9,251	$57,416
Expenses
Operating and maintenance		12,158		7,699		962	7,307
Property taxes		9,821		8,582		1,412	7,252
Depreciation and amortization		11,268		9,558		1,086	10,739
General and administrative		4,311		3,085		268	2,498

Total expenses		37,558		28,924		3,728	27,796

Operating income		45,374		41,847		5,523	29,620
Interest and other
Interest expense		(16,793)		(10,931)		(848)	(5,026)
Interest income		7,490		2,708		22	482
Equity in earnings of joint ventures		608		504		—	—
Merger related costs		—		—		—	(1,819)

Total interest and other		(8,695)		(7,719)		(826)	(6,363)

Income before gain on sale of real estate and investments, net		36,679		34,128		4,697	23,257
Gain on sale of real estate and investments, net		1,322		164		—	4,717

Net income		38,001		34,292		4,697	27,974
Dividends to preferred stockholders		(37,442)		(33,360)		—	(33,263)

Net income (loss) applicable to common stockholders		$559		$932		$4,697	$(5,289)

Earnings (loss) per common share—basic and diluted	$	..03	$	..07	$	..35	$(.40)

See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock Series A		Preferred Stock Series B
					Common Stock
							Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Notes Receivable
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1998	23,759	353,404	—	—	13,293	1	929	—	(9,523)	—	344,811
Net income	—	—	—	—	—	—	—	—	27,974	—	27,974
Stock options exercised and stock grants	—	—	—	—	16	—	114	—	—	—	114
Vesting of preferred stock options due to merger	—	—	—	—	—	—	934	—	—	—	934
Cash dividends on preferred stock	—	—	—	—	—	—	—	—	(33,263)	—	(33,263)

Balance at November 11, 1999	23,759	353,404	—	—	13,309	1	1,977	—	(14,812)	—	340,570
Net income	—	—	—	—	—	—	—	—	4,697	—	4,697
Purchase accounting adjustment	—	—	—	—	—	—	109,693	—	6,300	—	115,993

Balance at December 31, 1999	23,759	353,404	—	—	13,309	1	111,670	—	(3,815)	—	461,260
Net income	—	—	—	—	—	—	—	—	34,292	—	34,292
Series A Preferred Stock options exercised	110	—	—	—	—	—	917	—	—	—	917
Cash dividends on preferred stock	—	—	—	—	—	—	—	—	(33,360)	—	(33,360)

Balance at December 31, 2000	23,869	353,404	—	—	13,309	1	112,587	—	(2,883)	—	463,109
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	38,001	—	38,001
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(106)	—	—	(106)

Total comprehensive income											37,895
Merger Activities:
Tender Offer	—	—	—	—	(808)	—	(5,653)	—	—	—	(5,653)
Shares owned by Excel Legacy cancelled	—	—	—	—	(12,151)	(1)	—	—	—	—	(1)
New shares issued in Merger	—	—	—	—	40,376	4	82,032	—	—	(9,365)	72,671
Series B Preferred Stock and warrants issued	—	—	19,667	106,234	—	—	3,113	—	—	—	109,347
Issuance costs associated with Merger and tender offer	—	—	—	—	—	—	(2,817)	—	—	—	(2,817)
Series A Preferred Stock issued	3,081	46,211	—	—	—	—	—	—	—	—	46,211
Series A Preferred Stock options exercised	463	—	—	—	—	—	6,450	—	—	—	6,450
Dividends on Series A Preferred Stock	—	—	—	—	—	—	—	—	(34,618)	—	(34,618)
Dividends on Series B Preferred Stock	—	—	—	—	—	—	—	—	(2,824)	—	(2,824)

Balance at December 31, 2001	27,413	399,615	19,667	106,234	40,726	4	195,712	(106)	(2,324)	(9,365)	689,770

See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				Predecessor Period from January 1 through November 11 1999
	Year Ended December 31		Period from November 12 through December 31 1999
	2001	2000
Operating activities
Net income	$38,001	$34,292	$4,697	$27,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,268	9,558	1,086	10,739
Equity in earnings of joint ventures	(608)	(504)	—	—
Gain on sale of real estate and investments, net	(1,322)	(164)	—	(4,717)
Merger related costs	—	—	—	1,440
Changes in operating assets and liabilities:
Accounts receivable and other assets	(8,167)	(5,408)	645	5,036
Accounts payable and other liabilities	(5,234)	230	774	(1,686)
Deferred rents	(3,075)	(2,781)	(571)	(1,757)

Net cash provided by operating activities	30,863	35,223	6,631	37,029
Investing activities
Additions to real estate assets	(124,838)	(37,440)	(1,511)	(29,707)
Proceeds from sale of real estate assets	39,860	49,873	—	30,385
Contributions to real estate joint ventures	(2,584)	(6,328)	(78)	(364)
Distributions from real estate joint ventures	15,031	789	—	—
Advances on notes receivable	(33,171)	(48,642)	—	—
Payments on notes receivable	4,094	5,743	—	—
Cash received in connection with merger	5,526	—	—	—

Net cash (used in) provided by investing activities	(96,082)	(36,005)	(1,589)	314
Financing activities
Advances from revolving lines of credit and notes payable	151,013	217,357	6,000	81,900
Repayments of revolving lines of credit and notes payable	(176,271)	(136,281)	(2,012)	(96,670)
Proceeds from the issuance of Series B Preferred Stock and warrants	100,000	—	—	—
Payments for common stock under tender offer	(5,653)
Payments for offering costs for merger and tender offer	(2,817)	—	—	—
Dividends paid	(34,618)	(33,360)	(8,316)	(24,947)
Proceeds from exercise of stock options including tax benefits	6,450	917	—	114

Net cash provided by (used in) financing activities	38,104	48,633	(4,328)	(39,603)

Net (decrease) increase in cash	(27,115)	47,851	714	(2,260)
Cash and cash equivalents at beginning of period	49,996	2,145	1,431	3,691

Cash and cash equivalents at end of period	$22,881	$49,996	$2,145	$1,431

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

				Predecessor Period from January 1 through November 11 1999
	Year Ended December 31		Period from November 12 through December 31 1999
	2001	2000
Supplemental disclosure:
Cash paid for interest	$14,334	$8,885	$566	$5,777
Net refunds received for income taxes	—	3,164	—	3,087
Supplemental schedule of noncash operating and financing activities:
Purchase accounting adjustment	—	—	115,993	—
Assumption of notes payable to acquire real estate assets	242,608	16,692	—	—
Reduction of note receivable from Excel Legacy to acquire interest in real estate joint venture	919	4,134	—	—
Reduction in senior notes and debentures for issuance of preferred stock	46,211	—	—	—
Reduction in notes payable for issuance of preferred stock and warrants	9,347	—	—	—
Purchase accounting adjustments associated with Merger:
Real estate assets	181,949	—	—	—
Other assets	79,214	—	—	—
Notes payable	161,560	—	—	—
Other liabilities	32,456	—	—	—

See accompanying notes.

PRICE LEGACY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Organization

        Price Legacy Corporation (Price Legacy) operates as a real estate investment trust (REIT) incorporated in the State of Maryland. Our principal business is to operate, acquire, sell, and develop real property, primarily open-air shopping centers. On September 18, 2001, Price Legacy completed a merger between Price Enterprises, Inc. (PEI) and Excel Legacy Corporation (Excel Legacy) resulting in Excel Legacy becoming a wholly owned subsidiary of PEI (the Merger). The results of Excel Legacy are included in our operations beginning September 19, 2001.

        Our subsidiaries include Excel Legacy Holdings, Inc. which has elected to be treated as a Taxable REIT Subsidiary (TRS). Other than certain activities related to lodging and health care facilities, a TRS may generally engage in any business. As a regular C corporation, a TRS is subject to federal income tax and state and local income taxes, where applicable.

Accounting Principles

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We follow the accounting standards established by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (SEC).

Consolidation

        We combine our financial statements with those of our wholly-owned subsidiaries as well as all affiliates in which we have significant influence and present them on a consolidated basis. The consolidated financial statements do not include the results of transactions between us and our subsidiaries or among our subsidiaries.

        We account for our investment in unconsolidated joint ventures using the equity method of accounting. Under the equity method of accounting, the net equity investment of the joint ventures is reflected on the consolidated balance sheets and the consolidated statements of operations includes our share of net income or loss from the unconsolidated joint ventures.

Real Estate Assets and Depreciation

        We record real estate assets at historical cost and adjust them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of Excel Legacy's real estate assets to fair value at the time of the Merger. Our consolidated balance sheet at December 31, 2001 reflects the new basis of those real estate assets. See Note 2 for additional information on this transaction.

        We expense as incurred ordinary repairs and maintenance costs, which include building painting, parking lot repairs, etc. We capitalize major replacements and betterments, which include HVAC equipment, roofs, etc., and depreciate them over their estimated useful lives.

        We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

Land improvements	40 years
Building and improvements	40 years
Tenant improvements	Initial term of lease or 10 years
Fixtures and equipment	3-7 years

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

        We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

				Predecessor
	Year Ended December 31		Period from November 12 through December 31	Period from January 1 through November 11
	2001	2000	1999	1999
Interest incurred	$18,379	$13,018	$1,079	$5,971
Interest capitalized	1,586	2,087	231	944

        Pre-development costs that are directly related to specific construction projects are capitalized as incurred. We expense these costs to the extent they are unrecoverable or it is determined that the related project will not be pursued.

Investment in Securities

        We review our investments in securities for possible impairment whenever the market value of the securities falls below cost and, in our opinion, such decline represents an other than temporary impairment. Factors considered in this review include:

  •
  duration and extent, as well as reasons for which the market value has been less than cost

  •
  financial condition and near-term prospects of the investee, which includes consideration of proposed transactions known through Board of Directors participation

  •
  our ability and intent to retain the investment for a period of time to allow for a recovery in market value.

        When an other than temporary impairment loss on an individual investment is considered to have occurred, we write down the cost basis of the security, and the charge is recorded in earnings.

        Included in other assets on our consolidated balance sheet is an investment in Millennia Car Wash, LLC (Millennia) which owns approximately 3.8 million shares of common stock, and 62,500 common stock purchase warrants of Mace Security International (MACE) and 250,000 common shares of US Plastic Lumber Corporation (USPL). Our common shares in MACE are subject to certain sale restrictions and one of our senior officers is a member of the MACE board of directors. In following GAAP, we account for Millennia's investment in MACE under the equity method of accounting and owned approximately 15% of MACE at December 31, 2001. We classify our investment in USPL as available-for-sale and recognize changes in the fair value of this investment in other comprehensive income.

Investment in USPL (in thousands):	December 31 2001
Cost	$201
Unrealized (loss) gain	(106)

Fair value	$95

Revenue Recognition

        Rental revenues include: (1) minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases; (2) additional rentals, including recovery of property operating expenses, and certain other expenses which we accrue in the period in which the related expense occurs; and (3) percentage rents based on the level of sales achieved by the lessee are recognized when earned.

        Gain or loss on sale of real estate is recognized when the sale contract is executed, title has passed, payment is received, and we no longer have continuing involvement in the asset.

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

        Our cash balance at December 31, 2001 includes $1.5 million of restricted funds which represent proceeds from the financing of a construction project. Funds are held in trust and released as work is completed.

Leasing Costs

        We capitalize costs associated with leasing space to tenants and amortize leasing costs using the straight-line method over the initial terms of the related tenant leases.

Financial Instruments

        The carrying amounts reflected in our balance sheets for cash and cash equivalents, receivables and all liabilities including minority interest approximate their fair values. In making these assessments we used estimates and market rates for similar instruments.

Authorized Stock

        As of December 31, 2001, our Company's authorized stock consisted of 150 million shares of capital stock of which 94.7 million shares have been designated as common stock, par value $0.0001 per share; 27.8 million shares have been designated as 8 3/4% Series A Cumulative Redeemable Preferred Stock, par value $.0001 per share; and 27.5 million shares have been designated as 9% Series B Junior Convertible Redeemable Preferred Stock, par value $.0001 per share.

Income Taxes

        We intend to continue to meet all conditions necessary to qualify as a REIT under the Internal Revenue Code. To qualify as a REIT, we are required to pay dividends of at least 90% of our REIT taxable income (95% for years beginning before January 1, 2001), determined without regard to the dividends-paid deduction and by excluding any net capital gain each year and meet certain other criteria. As a qualifying REIT, we will not be subject to tax on income distributed to our stockholders, but we will be subject to tax on our income to the extent it is not distributed. Also, if we sell properties that would result in a significant tax liability, we intend to use tax deferred exchange transactions so we will not be taxed on potential gains. The reported amounts of our net assets, as of December 31, 2001 and 2000 were more than their tax basis for Federal tax purposes by approximately $149.6 million and $195.8 million, respectively.

        The following table shows the tax status of our preferred dividend payments between ordinary income, return of capital and capital gains:

	Year Ended December 31
	2001	2000	1999
Ordinary income	97.1%	91.7%	73.7%
Capital gain	2.9%	—	13.9%
Return of capital	—	8.3%	12.4%

Reclassifications

        Certain reclassifications have been reflected in the consolidated financial statements in order to conform with the current year presentation.

Use of Estimates

        Preparing financial statements in conformity GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could differ from those envisioned when these estimates were made.

Stock-Based Compensation

        We follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for our employee and non-employee director stock options instead of following Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock- Based Compensation." The alternative fair value accounting provided for under SFAS No. 123,

"Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. As a result, deferred compensation is recorded only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. Since the exercise price of our stock options equals the market price of our stock on the day the options are granted there is no related compensation expense.

Comprehensive Income

        In 1999, we adopted SFAS No. 130 "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for us include net income and unrealized gains (losses) on investments.

New Accounting Standards

        Derivative Instruments and Hedging Activities:    Effective January 1, 2001, we adopted SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value. We adopted this standard and it did not have a significant impact on our consolidated financial statements.

        Business Combinations:    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets other than those acquired in a business combination. SFAS No. 141 and SFAS No. 142 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted. We have evaluated the effect of this statement and have determined it will not have a significant impact on our consolidated financial statements.

        Asset Impairment:    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. We have evaluated the effect of this statement and have determined it will not have a significant impact on our consolidated financial statements.

Note 2—Merger and Significant Event

        On March 21, 2001, PEI, PEI Merger Sub, Inc., a Maryland corporation (Merger Sub), and Excel Legacy entered into an Agreement and Plan of Merger (the Merger Agreement). On September 18, 2001, Merger Sub was merged with and into Excel Legacy (the Merger), with Excel Legacy continuing as a wholly-owned subsidiary of PEI. On the effective date of the Merger, each outstanding share of Excel Legacy common stock was exchanged for 0.6667 of a share of PEI common stock, and each option to purchase shares of Excel Legacy common stock was exchanged for an option to purchase shares of PEI common stock. Following the Merger, PEI continues to operate as a REIT under the name Price Legacy Corporation. The Merger was structured to qualify as a tax-free reorganization, was approved by the stockholders of both PEI and Excel Legacy, and was accounted for as a purchase. The results of Excel Legacy are included in operations beginning September 19, 2001.

        The purchase price of the Excel Legacy common stock in the Merger was calculated based on $4.89 per share for the PEI common stock, which is equal to the closing price of $5.75 per share on March 21, 2001 (the day immediately prior to the public announcement of the Merger), less a 15% discount to reflect the low trading volume of the PEI stock (amounts in thousands, except per share data):

Shares issued	40,376
Price per share	$4.89

197,439
Merger related accounting, legal, printing and other costs	1,425

Purchase price	$198,864

        The purchase price of the Excel Legacy common stock resulted in an increase in the book value of the Excel Legacy assets acquired of approximately $26.0 million which has been primarily allocated to real estate and other assets.

        Also on March 21, 2001, PEI entered into a Securities Purchase Agreement with Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (Warburg Pincus), pursuant to which PEI agreed to sell to Warburg Pincus for an aggregate purchase price of $100,000,000

  •
  17,985,612 shares of a new class of preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock at $5.56 per share, par value $0.0001 per share (the Series B Preferred Stock)

  •
  a warrant to purchase an aggregate of 2.5 million shares of Price Legacy common stock at an exercise price of $8.25 per share (the Warburg Investment)

        On April 12, 2001, PEI and Sol Price, a significant stockholder of PEI and Excel Legacy through various trusts, agreed to convert an existing Excel Legacy loan payable to a trust controlled by Sol Price of approximately $9.3 million into 1,681,142 shares of the Series B Preferred Stock and a warrant to purchase 233,679 shares of our common stock at an exercise price of $8.25 per share. Price Legacy issued the Series B Preferred Stock and warrants to Warburg Pincus and Sol Price concurrently with the completion of the Merger.

        The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible under certain conditions into Price Legacy common stock at a one-to-one ratio, which may be adjusted under certain circumstances, after 24 months from the date of issuance. The 9% coupon will be paid with additional shares of Series B Preferred Stock at $5.56 per share for the first 45 months from issuance.

        In addition, under the terms of the Merger Agreement PEI commenced a tender offer for all outstanding shares of our common stock (other than those shares held by Excel Legacy and those shares issued in the Merger) at a cash price of $7.00 per share. In connection with the tender offer, 807,583 shares were purchased at a total cost of $5.7 million. Under terms of the Merger Agreement we also commenced an exchange offer in which holders of Excel Legacy's outstanding debentures and notes were offered shares of our Series A Preferred Stock in exchange for their debt securities. In connection with the exchange offer, we exchanged approximately $30.4 million in Excel Legacy debentures and $15.8 million in Excel Legacy notes. The tender offer and exchange offer also closed concurrently with the Merger.

        The exchange of Excel Legacy common stock for Price Legacy common stock in connection with the Merger is being accounted for as a purchase of Excel Legacy by Price Legacy. Under purchase accounting, the assets and liabilities of Excel Legacy have been adjusted to fair value.

        The following unaudited pro forma information for the years ended December 31, 2001 and 2000 have been presented as if the Merger had been completed on January 1, 2001 and 2000, respectively. It also reflects the Series B Preferred Stock dividends and exchange of Excel Legacy senior notes and convertible debentures into Series A Preferred Stock. It does not reflect any application of proceeds from the sale of Series B Preferred Stock. We present pro forma information for comparative purposes only and the pro forma information may not be indicative of our actual results of operations had the Merger been completed on January 1, 2001 or 2000 (amounts in thousands, except per share data):

	Year Ended December 31
	2001	2000
Total revenue	$86,944	$90,892
Net income	37,555	23,563
Preferred dividends	(50,510)	(47,507)

Net loss applicable to common stockholders	$(12,955)	$(23,944)

	Year Ended December 31
	2001	2000
Weighted average shares outstanding
Basic	40,726	29,053
Diluted	40,726	40,726
Earnings (loss) per common share
Basic and diluted	$(0.32)	$(0.82)

Note 3—Net Income Per Share

        SFAS No. 128, "Earnings per Share," requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised.

All earnings per share amounts have been presented, and where appropriate, restated to reflect these calculations.

				Predecessor
	Year Ended December 31		Period from November 12 through December 31	Period from January 1 through November 11
	2001	2000	1999	1999
Weighted average shares outstanding	21,084,563	13,309,006	13,309,006	13,300,234
Effect of dilutive securities:
Employee stock options	21,581	—	—	—

Weighted average shares outstanding—assuming dilution	21,106,144	13,309,006	13,309,006	13,300,234

        There were 19,666,754 shares of Series B Preferred Stock outstanding at December 31, 2001 which may be exchanged on a one-to-one basis into common stock, subject to adjustment, after 24 months if certain events occur.

Note 4—Real Estate Properties

        Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from 1 to 24 years. Rental revenues include the following (amounts in thousands):

				Predecessor
	Year Ended December 31		Period from November 12 through December 31	Period from January 1 through November 11
	2001	2000	1999	1999
Minimum rent	$62,558	$55,050	$7,088	$44,848
Straight-line accrual of future rent	3,536	3,064	465	2,033
Expense reimbursements	14,078	12,276	1,695	10,172
Percentage rent	540	381	3	363
Other revenues	2,220	—	—	—

Rental revenues	$82,932	$70,771	$9,251	$57,416

        Costco, our largest tenant, contributed 13.6% of minimum rent revenue from four leases in 2001. Rental revenues generated from Costco were as follows (amounts in thousands):

				Predecessor
	Year Ended December 31		Period from November 12 through December 31	Period from January 1 through November 11
	2001	2000	1999	1999
Costco rental revenues	$8,500	$8,400	$1,100	$7,200

        As of December 31, 2001, future minimum rental income due under the terms of all noncancelable tenant leases is as follows (amounts in thousands):

2002	$85,342
2003	84,387
2004	82,952
2005	78,848
2006	74,640
Thereafter	419,338

Acquisitions

        We acquired the following properties during 2001:

Location	Description	Acquired Date	Purchase Price (000's)	Mortgage Assumed (000's)
Walnut Creek, CA	Land	1/4/01	$2,816	$—
Anaheim, CA	Land	1/29/01	23,288	—
Tempe, AZ	Shopping Center	5/18/01	23,914	14,137
Mesa, AZ	Shopping Center	5/18/01	31,367	21,360
Greensburg, IN	Shopping Center	6/28/01	19,300	18,300	(1)
Hollywood, FL (Oakwood)	Shopping Center	11/01/01	90,112	66,734
West Palm Beach, FL (Cross County)	Shopping Center	11/01/01	40,697	32,332
Miami, FL (Kendale)	Shopping Center	11/01/01	36,050	29,009
Ft. Lauderdale, FL (Cypress Creek)	Shopping Center	11/01/01	28,800	23,370
Hollywood, FL (Oakwood Business)	Office Complex	11/01/01	13,334	10,196
Orlando, FL (Millenia)	Shopping Center	11/28/01	29,463	21,675

(1)
Capital lease

        We funded these acquisitions using the proceeds from tax-deferred exchange transactions on properties we sold in 2000 and by assuming mortgages and notes payable.

        We acquired the following properties during 2000:

Location	Description	Acquired Date	Purchase Price (000's)	Mortgage Assumed (000's)
Middletown, OH	Retail building (1)	2/9/00	$6,709	$3,726
Terre Haute, IN	Retail building (1)	2/9/00	5,762	3,598
San Diego/Rancho Bernardo, CA	Office building (1) (2)	2/25/00	16,025	11,025(3)
San Diego/Pacific Beach, CA	Land (future development)	7/31/00	4,200	—
Scottsdale, AZ	Office building (1)	10/23/00	9,663	2,006

(1)
Property purchased from Excel Legacy

(2)
Property master leased back to Excel Legacy

(3)
Indicates maximum construction loan balance. Balance assumed on date of acquisition was $7.4 million. Loan was refinanced in December 2000

        We funded these acquisitions through advances on our unsecured revolving credit facility, by assuming mortgages and notes payable, and with the proceeds from a property sold in 2000 in a tax-deferred exchange transaction.

Dispositions

        During 2001 we sold the following properties:

Location	Description	Date Sold	Sales Price (000's)
Aurora, CO	Retail Building	1/11/01	$1,592
Sacramento/Bradshaw, CA	Office Building (1)	6/1/01	5,125
San Diego/Southeast, CA	Retail Building	9/5/01	1,680
Palm Desert, CA	Shopping Center	11/16/01	17,022
Westminster, CO (2)	Shopping Center	12/14/01	13,500
Seekonk, MA	Shopping Center	12/28/01	15,250

(1)
Partial sale—one building remains

(2)
We sold our 50% share of this joint venture

        As a result of the sales noted above, we recorded a gain of $1.3 million. We used the proceeds from the sale of the properties to repay debt or to purchase additional properties in tax-deferred exchange transactions.

        In May 2001, we executed a master lease of our existing four self-storage properties to a corporation owned by certain former officers. Effective as of the date of the agreement, the officers ceased being employees of PEI and Excel Legacy. The initial rent paid under this agreement is $5.1 million per year, and during 2001 we recorded $2.6 million in rental revenue related to this lease. As part of the agreement, we have the right to require the lessee to purchase the properties from us at a price based upon the properties' net operating income as defined by the agreement. In addition, three additional self-storage properties are under development and the lessees will have the right to acquire them from us upon completion and stabilization of the properties.

        During 2000, we sold the following properties:

Location	Description	Date Sold	Sales Price (000's)
Azusa, CA	Warehouse (1)	8/25/00	$4,200
Sacramento/Bradshaw	Office buildings (2)	9/18/00	22,100
Littleton, CO	Retail building	11/03/00	2,030
Fountain Valley/Stockton CA	Retail buildings	11/20/00	22,291

(1)
Partial sale—self storage remains

(2)
Partial sale—sold two of four buildings in office complex

        As a result of the sales noted above, we recorded a gain of $0.2 million. We used the proceeds from the sale of the properties to purchase additional properties in tax-deferred exchange transactions.

Note 5—Investments in Unconsolidated Real Estate Joint Ventures

        As of December 31, 2001 and 2000, we had the following investments in unconsolidated joint ventures which we account for under the equity method of accounting:

Joint Venture	Ownership %	December 31 2001	December 31 2000
Orlando Business Park LLC	50%	$16,000	N/A
Old Mill District Shops, LLC	50%	3,340	$2,350
3017977 Nova Scotia Company	55%	2,822	N/A
Blackstone Ventures I	50%	2,288	3,670
Other	Various	378	N/A
Westcol Center, LLC	50%	—	8,495

Total		$24,828	$14,515

        Cash distributions and profits are typically allocated based on the above ownership percentages. The Orlando Business Park LLC assets consist primarily of land held for sale. The other joint ventures are primarily in the business of operating real estate. Their accounting principles are consistent with ours.

        Summarized unaudited financial information for the joint ventures at December 31, 2001 and 2000 is as follows:

	Total Assets		Total Debt		Total Equity
As of December 31 (Unaudited)
	2001	2000	2001	2000	2001	2000
Orlando Business Park LLC (1)	$26,069	N/A	$10,136	N/A	$15,879	N/A
Old Mill District Shops, LLC	23,300	$13,119	17,243	$5,325	5,976	$6,271
3017977 Nova Scotia Company(1)	6,775	N/A	5,499	N/A	1,115	N/A
Blackstone Ventures I	11,075	11,956	8,153	7,620	2,721	4,016
Other(1)	378	N/A	—	N/A	378	N/A
Westcol Center, LLC(2)	N/A	43,828	N/A	17,861	N/A	24,899

	$67,597	$68,903	$41,031	$30,806	$26,069	$35,186

					Company's Share of Net Income (Loss)
	Total Revenues		Net Income (Loss)
Year ended December 31 (Unaudited)
	2001	2000	2001	2000	2001	2000
Orlando Business Park LLC(1)	$—	N/A	$—	N/A	$—	N/A
Old Mill District Shops, LLC	1,094	$226	(296)	$140	(146)	$70
3017977 Nova Scotia Company(1)	1,847	N/A	286	N/A	—	N/A
Blackstone Ventures I	1,296	1,136	376	125	183	63
Other(1)	—	N/A	—	N/A	—	N/A
Westcol Center, LLC(2)	3,591	2,168	1,143	742	571	371

	$7,828	$3,530	$1,509	$1,007	$608	$504

1)
Joint ventures acquired from Excel Legacy in the Merger. Net income shown is for the entire year, but we did not recognize our share of net income until the 4th quarter of 2001.
2)
We sold our 50% share of this joint venture in December 2001 for $13.5 million and recognized no gain or loss on the sale. Revenues and net income shown for 2001 are through September.

        Prior to 2000, the joint ventures' results of operations were not significant.

Note 6—Notes Receivable

        We have $55.2 million in notes receivable outstanding at December 31, 2001 related to various projects. The notes bear interest ranging from 8% to 25% per year and are secured by the related projects or other real estate. Of these notes, $50.1 million involve entities controlled by one individual. Repayment of the notes is anticipated to occur from the completion of various development projects or other events. The largest note is for approximately $31.1 million related to a development project in Scottsdale, AZ. The remaining notes are all less than $10.0 million. The notes do not require cash payments on the interest until specified future dates, typically when the projects are completed or sold. The notes mature on various dates between 2002 and the earlier of the sale of the related projects, or 2003 to 2004.

We had the following mortgages and notes payable outstanding at December 31, 2001 and December 31, 2000 (amounts in thousands):

	December 31
	2001	2000
Mortgages on five properties in Florida bearing interest ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$161,517	$—
Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points (2.85% at December 31, 2001). The mortgage is collateralized by five of our properties and matures June 2004	121,375	121,375
Mortgages and notes payable on eight properties bearing interest ranging from 6.59% to 9.00%. The loans are collateralized by the properties and mature on various dates between October 2001 and March 2014	62,928	17,873
Revolving $100.0 million credit facility bearing interest at LIBOR plus 150 to 185 basis points (3.56% at December 31, 2001), maturing September 2004	31,500	—
Construction loan outstanding on a $46.0 million facility bearing interest at LIBOR plus 310 basis points (4.97% at December 31, 2001). The loan is due October 2002 and is collateralized by a retail center in Newport, KY (see below)	26,706	—
Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 225 basis points (4.12% at December 31, 2001). The loan is collateralized by the property and matures April 2003	21,675	—
Capital lease arrangement with an individual in conjunction with the Greensburg, IN shopping center. The capital lease has an effective interest rate of 7.36% and matures June 2005	18,300	—
Capital lease arrangement with an individual in conjunction with the San Diego/Rancho Bernardo, CA office building. The capital lease has an effective interest rate of 4.43% and matures in December 2004	11,572	11,461
Construction loans payable to a bank bearing interest at a 90-day LIBOR rate plus 275 basis points (4.63% at December 31, 2001). The loans are due April 2003 and are collateralized by the projects	7,167	—
Note payable to an individual bearing interest at 12.50% due April 2002	6,000	—
Note payable on IMAX equipment, no interest. The note is due on demand	5,451	—
Convertible Debentures and Senior Notes (see below)	5,095	—
Note payable outstanding on a $4.7 million facility related to Newport, KY (see below), bearing interest at Prime plus 50 basis points (5.25% at December 31, 2001), due March 2002	4,737	—
Revolving $75.0 million credit facility bearing interest at LIBOR plus 140 to 185 basis points, repaid in September 2001	—	44,300

Total	$484,023	$195,009

        We have a 65% interest in Newport on the Levee, LLC (Newport) that is developing a retail project in Newport, KY. In addition to the $26.7, $4.7 and $5.5 million notes in the above table, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by us, by Newport, and the third party co-developers of the project. Newport has drawn on $44.8 million of the bonds at December 31, 2001.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at December 31, 2001 is as follows:

Joint Venture	December 31 2001	Debt Guaranteed
Orlando Business Park, LLC	$10,136	$10,136
Old Mill District Shops, LLC	17,243	13,666
Blackstone Ventures I	8,153	8,153
3017977 Nova Scotia Company	5,499	5,499

	$41,031	$37,454

        We also have guaranteed an $11.9 million note payable related to a development project in Scottsdale, AZ and have a note receivable with a participating interest.

Convertible Debentures

        Prior to the Merger, Excel Legacy had $33.2 million in convertible debentures outstanding. As part of the Merger, $30.4 million of the debentures were exchanged for Series A Preferred Stock, with $2.8 million of debentures remaining. The debentures bear an interest rate of 9% per year and mature in November 2004. The holders of the debentures are entitled at any time before the day prior to the final maturity date, subject to prior redemption, to convert any debentures into common stock.

Senior Notes

        Prior to the Merger, Excel Legacy had $18.1 million in senior notes outstanding. As part of the Merger, $15.8 million of the notes were exchanged for Series A Preferred Stock, with $2.3 million of notes remaining. The notes bear an interest rate of 10% per year and mature in November 2004. The notes rank equal to future senior indebtedness and are senior to the debentures.

        The amount of debt that becomes due in each of the next five years is as follows (amounts in thousands):

2002	$51,931
2003	35,003
2004	180,906
2005	21,426
2006	4,239
Thereafter	190,518

$484,023

Note 8—Related Party Transactions

        Prior to the Merger, Excel Legacy was responsible for the daily management of PEI, including property management, finance and administration. We reimbursed Excel Legacy for these services. We expensed $2.4 million during 2001 prior to the Merger and $3.0 million for these services during 2000, which was based on our historical costs for similar expenses.

        Prior to the Merger, we executed a note receivable with Excel Legacy allowing them to borrow up to $40.0 million. During 2001 we recorded $2.9 million in interest income on this note prior to the Merger, and $1.0 million for 2000. As a result of the Merger, interest income is no longer recorded on this note.

        In conjunction with the purchase of the Anaheim land in the first quarter of 2001, we executed a ground lease agreement with Excel Legacy, which required payments of $2.8 million per year in rent. During 2001 we recorded $1.8 million in rental revenue from Excel Legacy related to this lease for the period of January 1 through September 18, 2001. Due to the Merger, rental revenue will no longer be recorded on this lease.

        In connection with the Merger, we acquired notes receivable from certain affiliates, of which $9.4 million was outstanding at December 31, 2001. The notes bear interest at a fixed rate of 7%, and are due in March 2003. The total interest receivable at December 31, 2001 from these notes was $2.6 million. The notes have been offset against stockholders' equity on our accompanying Consolidated Balance Sheets.

        We discuss other related party transactions in Note 2 and Note 4.

Note 9—Profit Sharing and 401(k) Plan

        In 2001, we adopted a new 401(k) Retirement Plan (the 401(k) Plan) covering most of our officers and employees. The 401(k) Plan permits participants to contribute, until termination of employment, up to a maximum of 15% of their compensation to the 401(k) Plan. In addition, we contribute 3% of each eligible employee's compensation.

        In 1999, prior to Excel Legacy taking over daily management of PEI, we contributed $119,000 to our profit sharing and $8,000 to our 401(k) Plan. We made no contributions for the year ended December 31, 2000.

Note 10—Stock Option Plans

        In 2001, we established a Stock Option and Incentive Plan (the Plan) and we may grant stock options to any employee or director under this plan. We reserved 3,000,000 shares for issuance under the Plan. Options generally vest over three years and expire ten years after the grant date. Once exercisable, the employee or director can purchase shares of our stock at the market price on the date we granted the option.

        In connection with the Merger, each outstanding option to purchase Excel Legacy stock automatically became an option to purchase our common stock. The number of shares of our common stock, which may be purchased with these options, and the exercise price was adjusted to reflect the exchange ratio. You will see in the following table the activity in the common stock options and related weighted average exercise price per share. The quantity of stock options granted, exercised and cancelled for 2001 reflect only common stock options.

        The following table summarizes the activity for the Plan:

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2000	—	—
Options assumed in connection with the Merger	282,006	$5.04
Granted	2,480,999	3.12
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2001	2,763,005	3.31

        As of December 31, 2001, options to purchase 1,527,392 shares were exercisable under the Plan and 236,995 shares of common stock remained available for future issuance in connection with the Plan.

        The following table summarizes information concerning options outstanding under the Plan as of December 31, 2001.

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$3.12-4.31	2,564,338	$3.15	9.5	1,353,836	$3.18
5.25-5.62	183,335	5.33	7.8	163,335	5.30
6.94-6.94	15,332	6.94	7.4	10,221	6.94

	2,763,005	3.32	9.4	1,527,392	3.43

        As we stated in Note 1, we follow the provisions for APB No. 25, "Accounting for Stock Issued to Employees." In 1997, we implemented the disclosure provisions required by SFAS No. 123, "Accounting for Stock-Based Compensation" for our stock option plans. SFAS No. 123 requires pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the "fair value" method described in that statement. We estimated the fair value using the Black-Scholes option pricing model, modified for dividends and using the following assumptions:

Year Ended December 31 2001
Risk free interest rate	4.87%
Annual dividend rate	0%
Volatility factor of the stock price	31.11%
Weighted average expected life (years)	10

        We do not record compensation expense for stock option grants. The following table summarizes results as if we had recorded compensation expense for the 2001 option grants.

Year Ended December 31 2001
Net income:
As reported	$559
Pro forma	(1,802)
Net income per share — basic and diluted:
As reported	.03
Pro forma	(.09)
Weighted average fair value of options granted during the year	1.60

        We also have a 1995 Employee Stock Option and Stock Grant Plan and a Director Stock Option Plan. In connection with Excel Legacy's exchange offer for our common stock in 1999, all options and rights to purchase our common stock and our preferred stock became fully vested and exercisable upon the closing of the exchange offer. Additionally, all options to purchase our Company's common stock at that time were canceled. Each outstanding option, which represented the right to purchase a share of both our common stock and our Series A preferred stock, was modified so that the holder was paid by Legacy an amount in cash and received a replacement option to purchase shares of our Series A preferred stock, fully exercisable and vested and will not expire for a period ending upon the earlier of:

  •
  two years following the closing of the exchange offer or such longer period as may be applicable to holders who remain employed by us or Excel Legacy after the exchange offer, or

  •
  such time as no shares of our preferred stock remain outstanding, at which time the option will represent the right to receive the redemption price for our preferred stock.

        Because our transaction with Excel Legacy resulted in the accelerated vesting of preferred stock options, we expensed $0.9 million during the period from January 1 through November 11, 1999 as required by GAAP. The amount is included in merger related costs. The following table summarizes the activity for the Series A preferred stock options:

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 1999	669,848	$13.16
Exercised	(109,352)	8.39

Outstanding at December 31, 2000	560,496	14.08
Exercised	(463,269)	13.92
Canceled	(64,028)	14.99

Outstanding at December 31, 2001	33,199	14.49

Note 11—Stockholders' Equity

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

        For the first 45 months after issuance, all distributions on the Series B Preferred Stock will be payable in additional shares of Series B Preferred Stock.

        Included in Additional Paid-in Capital at December 31, 2001 are $3.1 million in warrants to purchase common stock at an exercise price of $8.25 per share.

        The total market value of the Series A Preferred Stock is based on the closing price on its first day of trading and is shown on the balance sheet as Series A Preferred Stock. We reduced additional paid in capital by the Series A Preferred Stock's value to reflect our change in capital structure.

Note 12—Commitments and Contingencies

        We own a property in New Jersey with a ground lease that has a remaining term of 24 years with three 15-year options to renew. Rent expense related to the ground lease is summarized below (amounts in thousands):

	Year Ended December 31 2001	Year Ended December 31 2000	Period from November 12 through December 31 1999	Predecessor Period from January 1 through November 11 1999
Ground lease rent expense	$782	$754	$103	$652

        Future minimum payments during the next five years and thereafter under this noncancelable lease at December 31, 2001 are as follows (amounts in thousands):

2002	$796
2003	796
2004	796
2005	796
2006	796
After 2006	16,252

Total minimum payments	$20,232

        The above property is subleased and as of year end, total future sublease revenues are $28.0 million, which are included in future minimum rental income amounts in Note 4.

        In February 2001, Lewis P. Geyser filed a lawsuit against Excel Legacy in Santa Barbara County Superior Court, Anacapa Division, Case No. 01038577. The suit arises out of an Operating Agreement for Destination Villages, LLC, an entity which is owned jointly by Excel Legacy and Mr. Geyser, under which Destination Villages, LLC would develop certain eco-tourism resorts. Mr. Geyser alleges that Excel Legacy breached its obligations under the Operating Agreement, by failing to contribute the funding required under the Agreement. Mr. Geyser also alleges that Excel Legacy misrepresented its intention to provide the funding required under the Agreement. The complaint includes causes of action for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The lawsuit includes a prayer for compensatory and punitive damages. We believe the lawsuit is wholly without merit, and was filed for the improper purpose of extracting concessions from Excel Legacy in negotiations with Mr. Geyser which were underway prior to its filing. We intend to vigorously defend the lawsuit. Excel Legacy has also filed a cross-complaint against Mr. Geyser for breach of contract, fraud, breach of fiduciary duty and other related claims. The trial of this matter began February 26, 2002. On March 19, 2002, the trial judge dismissed both the complaint and cross-complaint on the grounds that Mr. Geyser was not the proper party under the Operating Agreement and therefore could not sue or be sued on any of the pending causes of action.

Note 13—Quarterly Results of Operations (unaudited)

        The following is an unaudited summary of our quarterly results for the last two years (amounts in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2001
Revenues	$17,781	$19,148	$19,921	26,082
Operating income	10,244	11,244	11,817	12,069
Net income	8,739	10,962	9,766	8,534
Earnings (loss) per common share
Basic and diluted	.03	.19	.06	(.08)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2000
Revenues	$17,471	$17,455	$17,976	$17,869
Operating income	10,501	10,672	10,486	10,188
Net income	9,171	8,488	8,636	7,997
Earnings (loss) per common share
Basic and diluted	.06	.01	.02	(.03)

Note 14—Subsequent Events

        In January 2002, we sold a parcel of land in Hollywood, FL for $1.4 million. We are using the proceeds from the sale to purchase additional properties in tax-deferred exchange transactions.

        In January 2002, we sold a parcel of land in Tucson, AZ for $0.7 million. We are using the proceeds from the sale to purchase additional properties in tax-deferred exchange transactions.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Price Legacy Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 62 present fairly, in all material respects, the financial position of Price Legacy Corporation and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 62 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000 and December 31, 1999 and for the year ended December 31, 2000, the period from November 12, 199 through December 31, 1999, and the period from January 1, 1999 through November 11, 1999 were audited by other independent accountants whose report dated January 19, 2001, except for Note 13, as to which the date is January 26, 2001 expressed an unqualified opinion on those statements.

        On September 18, 2001, Price Enterprises, Inc. acquired Excel Legacy Corporation (see Note 2).

                      PRICEWATERHOUSECOOPERS LLP

San Diego, California
January 25, 2002, except for Note 14,
as to which the date is January 31, 2002

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

                      /s/ ERNST & YOUNG LLP

San Diego, California
January 19, 2001, except for Note 13, as to which the date is January 26, 2001

ITEM 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        As reported in our Form 8-K dated October 31, 2001, Ernst and Young LLP was not appointed to serve as our independent accountants for the year ending December 31, 2001. Effective October 25, 2001, PricewaterhouseCoopers LLP was engaged as our independent accountant. This decision was approved by the Audit Committee of our Board of Directors.

        There have been no disagreements with the independent accountants on any matter of accounting principles and practices, financial statement disclosures, or auditing scope or procedure.

PART III

        Note that in this Form 10-K, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

ITEM 10—Directors and Executive Officers of the Registrant

        Information about Directors of the Company is incorporated by reference from the discussion under the heading Enterprises' Directors and Officers in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11—Executive Compensation

        Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management

        Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Securities Ownership of Certain Beneficial Owners and Management in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13—Certain Relationships and Related Transactions

        Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Certain Relationships and Related Transactions in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
List of Financial Statements and Financial Statement Schedules:

  The following consolidated financial statements of Price Legacy Corporation are included in Item 8

			Page
(1)	(A)	Report of Independent Accountants	60
	(B)	Consolidated Financial Statements
		(i) Consolidated Balance Sheets — December 31, 2001 and 2000	35

	(ii)	Consolidated Statements of Operations — Year ended December 31, 2001, Year ended December 31, 2000, and Period from November 12 through December 31, 1999, and Period from January 1 through November 11, 1999	36
	(iii)	Consolidated Statements of Stockholders' Equity — Year ended December 31, 2001, Year ended December 31, 2000, Period from November 12 through December 31, 1999, and Period from January 1 through November 11, 1999	37
	(iv)	Consolidated Statements of Cash Flows — Year ended December 31, 2001, Year ended December 31, 2000, Period from November 12 through December 31, 1999, and Period from January 1 through November 11, 1999	38
	(v)	Notes to Consolidated Financial Statements	40
(2)	Financial Statement Schedules:
	The following consolidated financial statement schedules of Price Legacy Corporation are included in Item 14(d):
	Schedule II — Valuation and Qualifying Accounts		64
	Schedule III — Real Estate and Accumulated Depreciation		65

	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(b)
Reports on Form 8-K

  We filed reports on Form 8-K on October 31, 2001, November 8, 2001 and November 18, 2001.

(c)
Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 69.

PRICE LEGACY CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2001
(amounts in thousands)

				Predecessor
	Year Ended December 31		Period from November 12 through December 31 1999	Period from January 1 through November 11 1999
Allowance for Uncollectible Accounts
	2001	2000
Balance at beginning of period	$785	$71	$154	$339
Additions
Charged to bad debt expense	1,030	752	(83)	(51)
Deductions
Accounts receivable written off	(135)	(38)	—	(134)

Balance at end of period	$1,680	$785	$71	$154

PRICE LEGACY CORPORATION
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001
(amounts in thousands)

					Gross amount at which carried at close of period
		Initial Costs									Depreciable Life
				Costs Capitalized Subsequent to Acquisition
Location (2)	Description	Land and Improvements	Building and Improvements		Land and Improvements	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date of Acquisition	Land Improvements	Buildings and Improvements	Tenant Improvements
Newport, KY	Shopping Center	$—	$95,450	$11,402	$8,240	$98,612	$106,852	$(643)	2001	2001	40	40	10
Hollywood, FL	Shopping Center	30,037	60,211	—	30,037	60,211	90,248	(251)		2001	40	40	10
Westbury, NY	Shopping Center	41,784	—	43,875	56,956	28,703	85,659	(1,779)	1992-93	1992	40	40	10
Pentagon City, VA	Shopping Center	24,742	14,473	33,816	29,576	43,455	73,031	(2,362)	1993-94	1993	40	40	10
Anaheim, CA	Land	51,810	586	9,489	51,494	10,391	61,885	—		2001	—	—	—
Wayne, NJ	Shopping Center	19,760	6,912	20,475	26,524	20,623	47,147	(1,153)	1991-93	1991	40	40	10
West Palm Beach, FL	Shopping Center	13,566	27,193	6	13,566	27,199	40,765	(113)		2001	40	40	10
Miami, FL	Shopping Center	12,017	24,088	—	12,017	24,088	36,105	(100)		2001	40	40	10
Mesa, AZ	Shopping Center	10,990	20,410	1,594	10,990	22,004	32,994	(298)		2001	40	40	10
Philadelphia, PA	Shopping Center	8,649	4,382	18,620	10,641	21,010	31,651	(1,340)	1992,1994-95	1991	40	40	10
Orlando, FL	Shopping Center	9,821	19,686	—	9,821	19,686	29,507	(41)		2001	40	40	10
San Diego, CA	Warehouse/Office Building/Self Storage	5,244	7,990	15,939	6,971	22,202	29,173	(1,261)		1981	40	40	10
Ft. Lauderdale, FL	Shopping Center	9,600	19,244	—	9,600	19,244	28,844	(80)		2001	40	40	10
Signal Hill, CA	Shopping Center	5,872	—	21,899	14,267	13,504	27,771	(816)	1992-93	1991	40	40	10
Roseville, CA	Shopping Center	9,173	8,165	8,618	7,641	18,315	25,956	(1,161)		1997	40	40	10
San Diego/Murphy Canyon, CA	Self Storage	9,274	8,575	6,218	10,422	13,645	24,067	(852)		1998	40	40	10
Tempe, AZ	Shopping Center	8,380	15,563	—	8,380	15,563	23,943	(227)		2001	40	40	10
Greensburg, IN	Shopping Center	6,378	12,947	—	6,378	12,947	19,325	(162)		2001	40	40	10
Temecula, CA	Land	12,622	—	5,909	12,736	5,795	18,531	—	2001	1999	—	—	—
Glen Burnie, MD	Shopping Center	1,795	—	14,755	5,247	11,303	16,550	(719)	1990-92	1985	40	40	10
Sacramento/Bradshaw, CA	Office Building	1,243	15,281	790	2,033	15,281	17,314	(875)		1998	40	40	10
San Diego/Rancho Bernardo, CA	Office Building	2,530	9,851	2,703	2,530	12,554	15,084	(891)		2000	40	40	10
Solana Beach, CA	Self Storage	2,324	1,227	10,859	2,776	11,634	14,410	(537)	1998	1998	40	40	10
San Diego/Rancho San Diego, CA	Shopping Center	4,424	6,889	2,599	5,165	8,747	13,912	(522)		1998	40	40	10
Hollywood, FL-OBC	Office Complex	4,445	8,909	25	4,445	8,934	13,379	(37)		2001	40	40	10
Tusayan, AZ	Hotel/Restaurant	—	13,227	1	—	13,228	13,228	(103)		2001	40	40	10

PRICE LEGACY CORPORATION
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2001
(amounts in thousands)

					Gross amount at which carried at close of period
		Initial Costs									Depreciable Life
				Costs Capitalized Subsequent to Acquisition
Location (2)	Description	Land and Improvements	Building and Improvements		Land and Improvements	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date of Acquisition	Land Improvements	Buildings and Improvements	Tenant Improvements
San Diego/Carmel Mtn., CA	Shopping Center	3,464	—	6,741	5,518	4,687	10,205	(270)	1992-93	1991	40	40	10
Scottsdale, AZ	Office Building	3,353	6,310	84	3,353	6,394	9,747	(194)		2000	40	40	10
Northridge, CA	Shopping Center	4,029	—	3,673	4,590	3,112	7,702	(169)	1993-94	1988	40	40	10
San Diego/Pacific Beach, CA	Land	4,267	—	3,440	4,267	3,441	7,708	—	2001	2000	—	—	—
Daniel's Head, Bermuda	Resort	—	7,261	—	—	7,261	7,261	(187)		2001	40	40	10
Farmington, UT	Land	7,000	—	—	7,000	—	7,000	—		2001	—	—	—
Inglewood, CA	Warehouse Building	1,438	—	5,390	2,205	4,623	6,828	(251)	1989	1984	40	40	10
Moorsetown, NJ (leased land)	Shopping Center	Leased	—	6,781	—	6,781	6,781	(643)	1989-91	1989	40	40	10
Middletown, OH	Retail Building	2,515	4,181	—	2,515	4,181	6,696	(200)		2000	40	40	10
San Juan Capistrano, CA	Shopping Center	3,150	—	3,114	2,879	3,385	6,264	(216)	1988-89, 94-95	1987	40	40	10
Terre Haute, IN	Retail Building	2,185	3,572	—	2,185	3,572	5,757	(171)		2000	40	40	10
San Juan Capistrano, CA	Land	1,369	—	4,226	1,369	4,226	5,595	—	2001	2001	—	—	—
Smithtown, NY	Retail Building	721	—	4,646	2,409	2,958	5,367	(188)	1988-89	1985	40	40	10
Walnut Creek, CA	Land	3,222	—	1,488	3,222	1,488	4,710	—	2001	2001	—	—	—
Azusa, CA	Self Storage	1,222	—	3,410	1,913	2,719	4,632	(185)	1983, 1998	1983	40	40	10
Hampton, VA	Retail Building/Bank	1,132	—	3,497	2,248	2,381	4,629	(145)	1992	1987	40	40	10
Tucson, AZ	Shopping Center	1,073	—	3,272	1,999	2,346	4,345	(163)	1989-91	1988	40	40	10
Redwood City, CA	Retail Building	1,860	—	2,354	4,214	—	4,214	—		1982	—	—	—
New Britain, CT	Warehouse Building	3,640	—	378	2,230	1,788	4,018	(108)		1991	40	40	10
Tucson/Marana, AZ	Land	2,635	—	426	2,635	426	3,061	—		1999	—	—	—
Scottsdale, AZ	Restaurant	563	1,046	—	563	1,046	1,609	(7)		2001	40	40	10
Scottsdale, AZ	Land	1,567	—	—	1,566	—	1,566	—		2001	—	—	—
Yosemite, CA	Land	782	—	—	782	—	782	—		2001
Chula Vista/Rancho del Rey, CA	Land	915	—	(200)	715	—	715	—		1993	—	—	—
Fountain Valley, CA	Land	321	—	—	321	—	321	—		1998	—	—	—

Total Investment Properties		$358,903	$423,629	$282,312	$419,151	$645,693	$1,064,844	$(19,420)

(1)    The aggregate cost for federal income tax purposes is $893,120.

(2)    Does not include our investments in unconsolidated joint ventures.

PRICE LEGACY CORPORATION
SCHEDULE III (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Year Ended December 31
Reconciliation to Reported Amounts
	2001	2000	1999
PROPERTY AND EQUIPMENT
Balance at beginning of period	$554,821	$551,770	$475,667
Additions during the period:
Purchases	367,446	54,115	31,114
Assets acquired in the Merger	181,949	—	—
Deductions during the period:
Cost of properties sold	(39,372)	(51,064)	(30,578)

Subtotal	1,064,844	554,821	476,203
Other:
Purchase accounting adjustment to fair value	—	—	75,567

Balance at end of period	$1,064,844	$554,821	$551,770

ACCUMULATED DEPRECIATION
Balance at beginning of period	$9,365	$1,278	$57,024
Depreciation expense	10,889	9,032	11,206 (1)
Accumulated depreciation of properties sold	(834)	(945)	(4,188)

Subtotal	19,420	9,365	64,042
Other:
Purchase accounting adjustment to fair value	—	—	(62,764)

Balance at end of period	$19,420	$9,365	$1,278

(1)
Combined depreciation expense for the periods January 1 through November 11 and November 12 through December 31, 1999.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE LEGACY CORPORATION
DATED: March 20, 2002	By:	/s/ GARY B. SABIN Gary B. Sabin Chief Executive Officer (Principal Executive Officer)
DATED: March 20, 2002	By:	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JACK MCGRORY JACK McGRORY, Chairman of the Board of Directors	March 20, 2002 Date
/s/ GARY B. SABIN GARY B. SABIN, Co-Chairman of the Board of Directors and Chief Executive Officer	March 20, 2002 Date
/s/ RICHARD B. MUIR RICHARD B. MUIR, Director and Vice Chairman	March 20, 2002 Date
/s/ JAMES F. CAHILL JAMES F. CAHILL, Director	March 20, 2002 Date
/s/ MURRAY GALINSON MURRAY GALINSON, Director	March 20, 2002 Date
/s/ MELVIN L. KEATING MELVIN L. KEATING, Director	March 20, 2002 Date
/s/ RUEBEN S. LEIBOWITZ RUEBEN S. LEIBOWITZ, Director	March 20, 2002 Date
/s/ KEENE WOLCOTT KEENE WOLCOTT, Director	March 20, 2002 Date

EXHIBIT INDEX

Description

2.1	(1)	Agreement and Plan of Merger, dated as of March 21, 2001, by and among Price Enterprises, Inc., PEI Merger Sub, Inc. and Excel Legacy Corporation
2.2	(2)	Distribution Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc.
2.3	(3)	Distribution Agreement, dated as of March 31, 1998, by and among Excel Realty Trust, Inc., Excel Legacy Corporation and ERT Development Corporation
3.1	(4)	Articles of Amendment and Restatement of Price Legacy Corporation
3.2	(5)	Bylaws of Price Legacy Corporation
4.1	(4)	Form of Common Stock Certificate
4.2	(6)	Form of Series A Preferred Stock Certificate
4.3	(7)	Form of Series B Preferred Stock Certificate
4.4	(8)	Indenture, dated as of November 5, 1999, between Excel Legacy Corporation and Norwest Bank Minnesota, National Association, for 9.0% Convertible Redeemable Subordinated Secured Debentures due 2004, including form of Debenture and form of Pledge Agreement
4.5	(9)	First Supplemental Indenture, dated as of September 18, 2001, by and among Excel Legacy Corporation, Price Legacy Corporation and Wells Fargo Bank Minnesota, N.A. with respect to the 9% Convertible Redeemable Subordinated Secured Debentures due 2004 of Excel Legacy Corporation
4.6	(8)	Indenture, dated as of November 5, 1999, between Excel Legacy Corporation and Norwest Bank Minnesota, National Association, for 10.0% Senior Redeemable Secured Notes due 2004, including form of Note and form of Pledge Agreement
4.7	(9)	First Supplemental Indenture, dated as of September 18, 2001, by and between Excel Legacy Corporation and Wells Fargo Bank Minnesota, N.A. with respect to the 10% Senior Redeemable Secured Notes due 2004 of Excel Legacy Corporation
10.1	*	Amended and restated Price Legacy Corporation 2001 Stock Option and Incentive Plan
10.2	*	Form of Incentive Stock Option Agreement under the 2001 Plan
10.3	(10)	The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (the "1995 Plan")
10.4	(11)	First Amendment to The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan
10.5	(11)	Form of Amended and Restated Non-Qualified Stock Option Agreement under the 1995 Plan, as amended
10.6	(13)	Second Amendment to the Price Enterprises 1995 Combined Stock Grant and Stock Option Plan
10.7	(14)	Loan Agreement dated June 28, 2000 between Price Owner LLC and GMAC Commercial Mortgage Corporation, including form of Promissory Note, Mortgage and Security Agreement, Assignment of Leases and Rents, Guaranty of Recourse Obligations and Environmental Indemnity Agreement
10.8	(1)	Securities Purchase Agreement, dated as of March 21, 2001, by and among Price Enterprises, Inc., and Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V. and Warburg, Pincus Netherlands Equity Partners III, C.V.
10.9	(15)	Conversion Agreement, dated as of April 12, 2001, by and among Price Enterprises, Inc., The Sol and Helen Price Trust, Warburg, Pincus Equity Partners, L.P. and Excel Legacy Corporation

10.10	(4)	Registration Rights Agreement, dated as of September 18, 2001, by and among Price Enterprises, Inc., Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V. and Warburg, Pincus Netherlands Equity Partners III, C.V.
10.11	(1)	Form of Common Stock Purchase Warrant
10.12	(12)	Revolving Credit Agreement dated as of September 19, 2001 among the Company and Fleet National Bank and the other banks which are party thereto
10.13	(15)	Purchase and Sale Agreement, dated as of May 7, 2001, among SREG Operating Limited Partnership, SREG Oakwood Plaza, Inc., SREG OBC, Inc., SREG Hollywood Hills, Inc., SREG Cypress Creek, Inc., SREG Kendale, Inc., SREG Cross County, Inc., and SREG (Millenia), Inc., and Swerdlow Real Estate Group, Inc. and Price Enterprises, Inc.
10.14	(16)	First Amended and Restated Operating Agreement dated as of July 29, 1998 of Newport on the Levee, LLC, a Delaware limited liability company
10.15	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Gary B. Sabin, an individual
10.16	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Richard B. Muir, an individual
10.17	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Graham R. Bullick, an individual
10.18	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and S. Eric Ottesen, an individual
10.19	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and John Visconsi, an individual
10.20	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and James Y. Nakagawa, an individual
10.21	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Mark T. Burton, an individual
10.22	(18)	Form of Stock Purchase Agreement dated as of September 25, 2000, by and between Excel Legacy Corporation and each of Richard B. Muir, Graham R. Bullick, S. Eric Ottesen and Mark T. Burton
10.23	(18)	Form of Loan Assumption Agreement dated as of September 25, 2000 by and between Excel Legacy Corporation and each of Richard B. Muir, Graham R. Bullick, S. Eric Ottesen and Mark T. Burton
12.1	*	Computation of ratio of earnings to fixed charges
21.1	*	Subsidiaries of Price Legacy Corporation
23.1	*	Consent of PricewaterhouseCoopers LLP
23.2	*	Consent of Ernst & Young LLP

*
Filed herewith.
(1)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 23, 2001 (File No. 0-20449)
(2)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 12, 1997 (File No. 0-20449)
(3)
Incorporated by reference to the Excel Legacy Corporation's Current Report on Form 8-K (File No. 0-23503) filed with the SEC on April 2, 1998
(4)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 19, 2001 (File No. 0-20449)
(5)
Incorporated by reference to Transition Report on Form 10-K of Price Enterprises, Inc. filed with the SEC on March 27, 1998 (File No. 0-20449)

(6)
Incorporated by reference to Current Report on Form 8-A filed with the SEC on August 7, 1998 (File No. 0-20449)
(7)
Incorporated by reference to Registration Statement on Form S-3 of Price Legacy Corporation filed with the SEC on March 1, 2002 (File No. 333-83606)
(8)
Incorporated by reference to the Excel Legacy Corporation's Current Report on Form 8-K (File No. 0-23503) filed with the SEC on November 12, 1999
(9)
Incorporated by reference to Excel Legacy Corporation's Current Report on Form 8-K filed with the SEC on September 19, 2001 (File No. 0-23503)
(10)
Incorporated by reference to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the SEC on December 13, 1994 (File No. 0-20449)
(11)
Incorporated by reference to Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the SEC on September 2, 1998 (File No. 333-62723)
(12)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the SEC on November 14, 2001 (File No. 0-20449)
(13)
Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on August 4, 1999 (File No. 0-20449)
(14)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 26, 2000 (File No. 0-20449)
(15)
Incorporated by reference to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001 filed with the SEC on May 25, 2001 (File No. 0-20449)
(16)
Incorporated by reference to the Excel Legacy Corporation's Annual Report filed on Form 10-K (File No. 0-23503) filed with the SEC on October 28, 1998
(17)
Incorporated by reference to the Excel Legacy Corporation's Annual Report filed on Form 10-K (File No. 0-23503) filed with the SEC on March 30, 2000
(18)
Incorporated by reference to the Excel Legacy Corporation's Quarterly Report filed on Form 10-Q (File No. 0-23503) filed with the SEC on November 9, 2000

QuickLinks

PRICE LEGACY CORPORATION Annual Report on Form 10-K for the Year Ended December 31, 2001
FORWARD-LOOKING STATEMENTS
PART I
PART II
PRICE LEGACY CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data) ASSETS
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands)
PRICE LEGACY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants
REPORT OF INDEPENDENT AUDITORS
PART III
PART IV
PRICE LEGACY CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS December 31, 2001 (amounts in thousands)
PRICE LEGACY CORPORATION SCHEDULE III (Continued) REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
SIGNATURES
EXHIBIT INDEX