Form 10-Q
period 2002-03-31
PRICE LEGACY CORP
filed 2002-05-13
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        The registrant had 40,726,675 shares of common stock, par value $.0001 per share, outstanding at May 10, 2002.

PRICE LEGACY CORPORATION

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

PRICE LEGACY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31 2002	December 31 2001
	(unaudited)
ASSETS
Real estate assets
Land and land improvements	$418,364	$419,151
Building and improvements	622,108	618,222
Construction in progress	33,847	27,471

	1,074,319	1,064,844
Less accumulated depreciation	(23,411)	(19,420)

	1,050,908	1,045,424
Investment in real estate joint ventures	24,814	24,828
Cash and cash equivalents	30,546	28,042
Accounts receivable, net of allowance of $1,686 and $1,680	3,717	2,706
Notes receivable	53,592	55,167
Deferred rents	7,939	6,427
Other assets	30,140	30,800

Total assets	$1,201,656	$1,193,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Mortgages and notes payable	$459,141	$452,523
Revolving line of credit	34,900	31,500
Accounts payable and other liabilities	19,895	19,006

Total liabilities	513,936	503,029
Commitments
Minority interests	595	595
Stockholders' equity
Series A preferred stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 27,434,166 and 27,413,467 shares issued and outstanding	399,615	399,615
Series B preferred stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 19,666,754 shares issued and outstanding	106,234	106,234
Common stock, $0.0001 par value, 94,691,374 shares authorized, 40,726,675 and 40,726,191 issued and outstanding	4	4
Additional paid-in capital	196,016	195,712
Accumulated other comprehensive loss	(91)	(106)
Accumulated deficit	(5,288)	(2,324)
Notes receivable from officers for common shares	(9,365)	(9,365)

Total stockholders' equity	687,125	689,770

Total liabilities and stockholders' equity	$1,201,656	$1,193,394

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited—amounts in thousands, except per share data)

	First Quarter Three Months Ended March 31
	2002		2001
Rental revenues		$29,374		$17,781
Expenses
Operating and maintenance		5,065		2,303
Property taxes		3,214		2,141
Depreciation and amortization		4,426		2,226
General and administrative		2,804		867

Total expenses		15,509		7,537

Operating income		13,865		10,244
Interest and other
Interest expense		(6,437)		(3,398)
Interest income		1,269		1,846
Equity in earnings of joint ventures		178		138

Total interest and other		(4,990)		(1,414)

Income before sale of real estate		8,875		8,830
Gain (loss) on sale of real estate		287		(91)

Net income		9,162		8,739
Dividends to preferred stockholders		(12,126)		(8,358)

Net (loss) income applicable to common stockholders		$(2,964)		$381

Basic and diluted net (loss) income per common share		$(.07)		$.03
Weighted average common shares outstanding
Basic and diluted		40,727		13,309
Dividends per preferred share	$	..35	$	..35

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited—amounts in thousands)

	First Quarter Three Months Ended March 31
	2002	2001
Operating activities
Net income	$9,162	$8,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,426	2,226
Deferred rents	(1,512)	(582)
Equity in earnings of joint venture	(178)	(138)
(Gain) loss on sale of real estate	(287)	91
Changes in operating assets and liabilities:
Accounts receivable and other assets	(469)	(1,024)
Accounts payable and other liabilities	(1,343)	307

Net cash provided by operating activities	9,799	9,619
Investing activities
Additions to real estate assets	(15,311)	(28,306)
Proceeds from the sale of real estate assets	1,892	1,507
Contributions to real estate joint ventures	—	(1,366)
Distributions from real estate joint ventures	192	—
Advances on notes receivable	(797)	(17,600)
Repayments on notes receivable	10	2,685

Net cash used in investing activities	(14,014)	(43,080)
Financing activities
Advances from revolving line of credit and notes payable	23,155	19,100
Repayments of revolving line of credit and notes payable	(7,137)	(118)
Dividends paid to preferred stockholders	(9,602)	(8,358)
Proceeds from exercise of stock options	303	745

Net cash provided by financing activities	6,719	11,369

Net increase (decrease) in cash and cash equivalents	2,504	(22,092)
Cash and cash equivalents at beginning of period	28,042	51,437

Cash and cash equivalents at end of period	$30,546	$29,345

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$4,636	$3,119
Supplemental schedule of noncash investing activities:
Reduction of notes receivable to acquire real estate assets	2,362	—
Net adjustment related to disposed real estate asset	733

See accompanying notes.

PRICE LEGACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2002

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

Accounting Principles

        We prepared the financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be omitted. Certain prior year data have been reclassified to conform to the 2002 presentation.

        We are responsible for the financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. You should also read the financial statements and notes in our latest annual report on Form 10-K.

        Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Real Estate Assets and Depreciation

        We record real estate assets at historical costs and adjust them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of Excel Legacy's real estate assets to fair value at the time of the merger. Our consolidated balance sheets at March 31, 2002 and December 31, 2001 reflect the new basis of those real estate assets. See Note 2 for additional information on this transaction.

        We expense ordinary repairs and maintenance costs incurred, which include building painting, parking lot repairs, etc. We capitalize major replacements and betterments, which include HVAC equipment, roofs, etc., and depreciate them over their estimated useful lives.

        We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

Land improvements	40 years
Building and improvements	20 to 40 years
Tenant improvements	Lesser of the term of lease or 10 years
Fixtures and equipment	3-7 years

        We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended March 31
	2002	2001
Interest incurred	$7,009	$3,838
Interest capitalized	572	440

Cash and Cash Equivalents

        We consider all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

        Our cash balances at March 31, 2002 and December 31, 2001 include $0.4 million and $1.5 million of restricted funds which represent proceeds from the financing of a construction project. Funds are held in trust and released as work is completed.

        We are required to maintain reserves with certain lenders for capital expenditures, insurance, real estate taxes and debt service. As of March 31, 2002 and December 31, 2001, the aggregate amount of these reserves held by lenders is $8.4 million and $5.2 million, respectively, and is included with cash on the Consolidated Balance Sheets.

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

        Included in other assets on our consolidated balance sheets is an investment in Millennia Car Wash, LLC (Millennia) which owns approximately 3.8 million shares of common stock, and 62,500 common stock purchase warrants of Mace Security International (MACE) and 250,000 common shares of US Plastic Lumber Corporation (USPL). Our common shares in MACE are subject to certain sale restrictions and one of our senior officers is a member of the MACE board of directors. In following GAAP, we account for Millennia's investment in MACE under the equity method of accounting and owned approximately 15% of MACE at March 31, 2002. We classify our investment in USPL as available-for-sale and recognize changes in the fair value of this investment in other comprehensive income.

Comprehensive Income

        In 1999, we adopted Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income at March 31, 2002 are as follows:

Three Months Ended March 31 2002
Net income	$9,162
Unrealized loss on marketable securities	(91)

Total comprehensive income	$9,071

Use of Estimates

        Preparing financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could differ from what we envisioned when we made these estimates.

Derivative Instruments and Hedging Activities

        Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value. This standard did not have a significant impact on our consolidated financial statements.

Asset Disposal

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. We have adopted this standard but had no discontinued operations to report for the quarter ended March 31, 2002.

Note 2—Merger and Significant Event

        On March 21, 2001, PEI, PEI Merger Sub, Inc., a Maryland corporation (Merger Sub), and Excel Legacy entered into an Agreement and Plan of Merger (the Merger Agreement). On September 18, 2001, Merger Sub was merged with and into Excel Legacy (the Merger), with Excel Legacy continuing as a wholly-owned subsidiary of PEI. On the effective date of the Merger, each outstanding share of Excel Legacy common stock was exchanged for 0.6667 of a share of PEI common stock, and each option to purchase shares of Excel Legacy common stock was exchanged for an option to purchase 0.6667 shares of PEI common stock. Following the Merger, PEI continues to operate as a REIT under the name Price Legacy Corporation. The Merger was structured to qualify as a tax-free reorganization and was approved by the stockholders of both PEI and Excel Legacy. The results of Excel Legacy are included in operations beginning September 19, 2001.

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

        In addition, under the terms of the Merger Agreement, PEI commenced a tender offer for all outstanding shares of our common stock (other than those shares held by Excel Legacy and those shares issued in the Merger) at a cash price of $7.00 per share. In connection with the tender offer, 807,583 shares were purchased at a total cost of $5.7 million. Under terms of the Merger Agreement we also commenced an exchange offer in which holders of Excel Legacy's outstanding debentures and notes were offered shares of our Series A Preferred Stock in exchange for their debt securities. In connection with the exchange offer, we exchanged approximately $30.4 million in Excel Legacy debentures and $15.8 million in Excel Legacy notes. The tender offer and exchange offer closed concurrently with the Merger.

        The exchange of Excel Legacy common stock for Price Legacy common stock in connection with the Merger is being accounted for as a purchase of Excel Legacy by Price Legacy. Under purchase accounting, the assets and liabilities of Excel Legacy have been adjusted to fair value.

        The following unaudited pro forma information for the three months ended March 31, 2001 and actuals for the period ended March 31, 2002, have been presented as if the Merger had been completed on January 1, 2001. It also reflects the Series B Preferred Stock dividends and exchange of Excel Legacy senior notes and convertible debentures into Series A Preferred Stock. It does not reflect any application of proceeds from the sale of Series B Preferred Stock. We present pro forma information for comparative purposes only and the pro forma information may not be indicative of our actual results of operations had the Merger been completed on January 1, 2001 (amounts in thousands, except per share data):

	Three Months Ended March 31
	2002	2001
	(actual)	(pro forma)
Total revenue	$29,374	$19,847
Net income	9,162	8,886
Preferred dividends	(12,126)	(11,897)

Net income (loss) applicable to common stockholders	$(2,964)	$(3,011)

Weighted average shared outstanding
Basic and diluted	40,727	40,727
Earnings (loss) per common share
Basic and diluted	$(.07)	$(.07)

Note 3—Net Income Per Share

        In 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants that are dilutive were exercised. All earnings per share amounts have been presented, and where appropriate, restated to reflect these calculations. We did not have any common stock equivalents during the periods presented. There are 19,666,754 shares of Series B Preferred Stock outstanding and 961,784 shares payable as a dividend at March 31, 2002, which may be exchanged on a one-to-one basis into common stock, subject to adjustment, after September 18, 2003 if certain events occur.

Note 4—Real Estate Assets

Acquisitions

        There were no acquisitions during the first three months of 2002.

        During the first three months of 2001, we acquired the following properties:

Location	Description	Date Acquired	Purchase Price (000's)
Walnut Creek, CA	Land	1/4/01	$2,816
Anaheim, CA	Land	1/29/01	23,288

        We funded these acquisitions using the proceeds from tax-deferred exchange transactions on properties we sold in 2000.

Dispositions

        During the first three months of 2002, we sold the following properties:

Location	Description	Sold Date	Sales Price (000's)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684

        During the first three months of 2001, we sold a property in Aurora, CO for $1.6 million.

        We used the proceeds from the sale towards the purchase of a property in a tax-deferred exchange transaction.

Destination Villages LLC

        We have a 55% interest in Destination Villages LLC. Destination Villages, LLC owns a Bermuda limited liability company that owns a hospitality project located in Bermuda, Daniel's Head Village Resort (Daniel's Head). Daniel's Head was closed in the fourth quarter of 2001, primarily due to low vacancy rates as a result of the terrorist events in the United States that occurred on September 11, 2001. The project was encumbered by a $6.0 million loan with a Bermuda bank. In March 2002, we informed the Bermuda bank that we did not intend to reopen this project due to large projected operating losses and instead intended to sell the project to an identified buyer. This resulted in a default of the loan. On March 27, 2002, the Bermuda bank exercised its rights under Bermuda law and put the project in "receivership", which gives the bank the right to negotiate directly with this buyer as well as other potential buyers. There was no impact on operating results for the quarter ended March 31, 2002 from this event. As of this date, we no longer have involvement in Daniel's Head.

Note 5—Investments in Unconsolidated Real Estate Joint Ventures

        As of March 31, 2002 and December 31, 2001, we had the following investments in unconsolidated joint ventures, which we account for under the equity method of accounting (amounts in thousands):

Joint Venture	Ownership %	March 31 2002	December 31 2001
Orlando Business Park LLC	50%	$16,000	$16,000
Old Mill District Shops, LLC	50%	3,388	3,340
3017977 Nova Scotia Company	55%	2,893	2,822
Blackstone Ventures I	50%	2,256	2,288
Other	Various	277	378

Total		$24,814	$24,828

        Cash distributions and profits are typically allocated based on the above ownership percentages, adjusted for certain preferred returns for capital contributions which are made in excess of each partners' ownership percentages. The Orlando Business Park LLC assets consist primarily of land held for sale. The other joint ventures are primarily in the business of operating real estate. Their accounting principles are consistent with ours.

        Summarized unaudited financial information for the joint ventures is as follows (amounts in thousands):

	Total Assets		Debt		Total Equity
As of (Unaudited)	March 31 2002	December 31 2001	March 31 2002	December 31 2001	March 31 2002	December 31 2001
Orlando Business Park LLC (1)	$26,069	$26,069	$10,136	$10,136	$15,879	$15,879
Old Mill District Shops, LLC	23,544	23,300	17,390	17,243	5,894	5,976
3017977 Nova Scotia Company (1)	6,481	6,775	5,155	5,499	1,109	1,115
Blackstone Ventures I	10,589	11,075	8,123	8,153	2,282	2,721
Other (1)	378	378	—	—	378	378

	$67,061	$67,597	$40,804	$41,031	$25,542	$26,069

							Company's Share of Net Income (Loss)
	Total Revenues			Net Income (Loss)
Quarter ended March 31 (Unaudited)
	2002	2001		2002	2001		2002	2001
Orlando Business Park LLC (1)	$—	$	N/A	$—	$	N/A	$—	$	N/A
Old Mill District Shops, LLC	680		126	97		(121)	49		(68)
3017977 Nova Scotia Company (1)	446		N/A	57		N/A	71		N/A
Blackstone Ventures I	354		308	117		60	58		42
Other (1)	—		N/A	—		N/A	—		N/A
Westcol Center, LLC (2)	N/A		1,802	N/A		328	N/A		164

	$1,480		$2,236	$271		267	$178		$138

(1)
Joint ventures acquired from Excel Legacy in the Merger.

(2)
We sold our 50% share of this joint venture in December 2001 for $13.5 million and recognized no gain or loss on the sale.

Note 6—Notes Receivable

      We have $53.6 million in notes receivable outstanding at March 31, 2002 related to various projects. The notes bear interest ranging from 8% to 25% per year and are collateralized by the related projects or other real estate. Of these notes, $48.6 million involve entities controlled by one individual. Repayment of the notes is anticipated to occur from the completion of various development projects or other events. The largest note is for approximately $22.8 million related to a development project in Scottsdale, AZ. The remaining notes are each less than $10.0 million. The notes do not require cash payments on the interest until specified future dates, typically when the projects are completed or sold. The notes mature on various dates between 2002 and the earlier of the sale of the related projects, or 2003 to 2004.

Note 7—Debt

Mortgages and Notes Payable

        We had the following mortgages and notes payable outstanding at March 31, 2002 and December 31, 2001 (amounts in thousands):

	March 31 2002	December 31 2001
Mortgages on five properties in Florida bearing fixed rates of interest ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$161,141	$161,517
Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points (2.86% at March 31, 2002). The mortgage is collateralized by five of our properties and matures June 2004	121,375	121,375
Mortgages and notes payable on eight properties bearing interest ranging from 3.93% to 9.00%. The loans are collateralized by the properties and mature on various dates between September 2002 and March 2014	56,666	62,928
Revolving $100.0 million credit facility bearing interest at LIBOR plus 150 to 185 basis points (3.41% at March 31, 2002), maturing September 2004	34,900	31,500
Construction loan outstanding on a $46.0 million facility bearing interest at LIBOR plus 310 basis points (4.98% at March 31, 2001). The loan is due October 2002 and is collateralized by a retail center in Newport, KY (see below)	33,909	26,706
Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 225 basis points (4.13% at March 31, 2002). The loan is collateralized by the property and matures April 2003	21,945	21,675
Capital lease arrangement with an individual in conjunction with the Greensburg, IN shopping center. The capital lease has an effective interest rate of 7.36% and matures June 2005	19,300	18,300
Capital lease arrangement with an individual in conjunction with the San Diego/Rancho Bernardo, CA office building. The capital lease has an effective interest rate of 4.43% and matures in December 2004	11,592	11,572
Construction loans payable to a bank bearing interest at a 90-day LIBOR rate plus 275 basis points (4.78% at March 31, 2002). The loans are due April 2003 and are collateralized by the projects	11,930	7,167
Note payable to an individual bearing interest at 12.50%, repaid April 2002	6,000	6,000
Note payable on IMAX equipment, no interest. The note is due on demand	5,451	5,451
Convertible Debentures and Senior Notes (see below)	5,095	5,095
Note payable outstanding on a $4.7 million facility related to Newport, KY (see below), bearing interest at Prime plus 50 basis points (5.25% at March 31, 2002), due March 2003	4,737	4,737

Total	$494,041	$484,023

        We have a 65% interest in Newport on the Levee, LLC (Newport) that is developing a retail project in Newport, KY. In addition to the $33.9 million, $4.7 million and $5.5 million notes in the above table, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by us, by Newport, and the third party co-developers of the project. Newport has drawn on $42.7 million of the bonds at March 31, 2002.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at March 31, 2002 is as follows:

Joint Venture	March 31 2002	Debt Guaranteed
Orlando Business Park, LLC	$10,136	$10,136
Old Mill District Shops, LLC	17,390	13,826
Blackstone Ventures I	8,123	8,123
3017977 Nova Scotia Company	5,155	5,155

	$40,804	$37,240

        We also have guaranteed an $11.9 million note payable related to a development project in Scottsdale, AZ in which we have a $22.8 million note receivable with a participating interest.

Convertible Debentures

        Prior to the Merger, Excel Legacy had $33.2 million in convertible debentures outstanding. As part of the Merger, $30.4 million of the debentures were exchanged for Series A Preferred Stock, with $2.8 million of debentures remaining. The debentures bear an interest rate of 9% per year and mature in November 2004. The holders of the debentures are entitled at any time before the day prior to the final maturity date, subject to prior redemption, to convert any debentures into common stock at a $8.25 per share conversion price.

Senior Notes

        Prior to the Merger, Excel Legacy had $18.1 million in senior notes outstanding. As part of the Merger, $15.8 million of the notes were exchanged for Series A Preferred Stock, with $2.3 million of notes remaining. The notes bear an interest rate of 10% per year and mature in November 2004. The notes rank equal to future senior indebtedness and are senior to the debentures.

Note 8—Related Party Transactions

        Prior to the Merger, Excel Legacy was responsible for the daily management of PEI, including property management, finance and administration. We reimbursed Excel Legacy for these services. We expensed $0.8 million for these services during the first quarter of 2001 which was based on our historical costs for similar expenses.

        Prior to the Merger, we executed a note receivable with Excel Legacy allowing them to borrow up to $40.0 million. During the first quarter of 2001 we recorded $0.9 million in interest income on this note. As a result of the Merger, interest income is no longer recorded on this note.

        In connection with the purchase of the Anaheim land in the first quarter of 2001, we executed a ground lease agreement with Excel Legacy. The lease has a term of 50 years and requires payments of

$2.8 million per year in rent. During the first quarter of 2001 we recorded $0.5 million in rental revenue from Excel Legacy related to this lease. Due to the Merger, rental revenue is no longer recorded on this lease.

        In connection with the Merger, we acquired notes receivable from certain officers and affiliates of Excel Legacy, of which $9.4 million was outstanding at March 31, 2002. The notes bear interest at a fixed rate of 7%, and are due in March 2003. The total interest receivable at March 31, 2002 from these notes was $2.7 million. The notes were for the purchase of Excel Legacy common stock and have been offset against stockholders' equity on our accompanying Consolidated Balance Sheets.

        We discuss other related party transactions in Note 2.

Note 9—Subsequent Events

        On April 12, 2002, we entered into five Interest Rate Swap Agreements with Fleet Bank that are accounted for under SFAS No. 133. The combined notional amount is approximately $161.0 million and the maturities range from 2009-2010. We will be paying interest of LIBOR plus 3.08% to 3.77% (4.96% to 5.65% based upon LIBOR rates at March 31, 2002) and Fleet Bank assumed our fixed rates of 8.18% to 9.00%. These swaps hedge the fair value of fixed-rate debt and as the swaps change in fair value, both the swaps and the hedged debt will be adjusted on the Consolidated Balance Sheets.

        On April 19, 2002, we sold land adjacent to one of our properties located in Hollywood, Florida for $1.1 million.

        On May 3, 2002, we purchased a property in Florida for $7.2 million. We funded this acquisition using the proceeds from a tax-deferred exchange transaction on a property we sold in 2001.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        This report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report on Form 10-Q. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Price Legacy, including, among other things:

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

        The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in "Factors That May Affect Future Performance" located in our Form 10-K filing for the 2001 fiscal year. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-K, 10-Q and 8-K filed with the SEC. Our Form 10-K filing for the 2001 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results.

        In Management's Discussion and Analysis we explain our general financial condition and results of operations including:

  •
  why revenues, costs and earnings changed from the prior period

  •
  funds from operations (FFO)

  •
  how we used cash for capital projects and dividends and how we expect to use cash in 2002

  •
  where we plan on obtaining cash for future dividend payments and future capital expenditures

Critical Accounting Policies and Estimates

General

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of our financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. We believe that the following accounting policies are critical because they affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for 2001.

Consolidation

        We combine our financial statements with those of our wholly-owned subsidiaries as well as all affiliates in which we have a significant influence and present them on a consolidated basis. The consolidated financial statements do not include the results of transactions between us and our subsidiaries or among our subsidiaries.

Revenue Recognition

        Recognition of revenue is dependent upon the quality and ability of our tenants to pay their rent in a timely manner. Rental revenues include: (1) minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases; (2) additional rentals, including recovery of property operating expenses, and certain other expenses which we accrue in the period in which the related expense occurs; and (3) percentage rents based on the level of sales achieved by the lessee, which we recognize when earned.

        Gain or loss on sale of real estate is recognized when the sales contract is executed, title has passed, payment is received, and we no longer have continuing involvement in the asset.

Real Estate Assets and Depreciation

        We record real estate assets at historical costs and adjust them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of Excel Legacy's real estate assets to fair value at the time of the Merger. Our consolidated balance sheets at March 31, 2002 and December 31, 2001 reflect the new basis of those real estate assets.

        We expense as incurred ordinary repairs and maintenance costs, which include building painting, parking lot repairs, etc. We capitalize major replacements and betterments, which include HVAC equipment, roofs, etc., and depreciate them over their estimated useful lives.

        We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

Land improvements	40 years
Building and improvements	40 years
Tenant improvements	Lesser of the term of lease or 10 years
Fixtures and equipment	3-7 years

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

Derivative Instruments and Hedging Activities

        In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in 1999 they voted to delay the effective date of this SFAS by one year. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value. We adopted this standard on January 1, 2001 and it did not have a significant impact on our consolidated financial statements.

Asset Disposal

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. We have adopted this statement but had no discontinued operations for the quarter ended March 31, 2002.

Rental Revenues

	Amount	Change	Percent Change
1st Quarter 2002	$29,374	$11,593	65%
1st Quarter 2001	17,781	—	—

        Revenues increased $11.6 million to $29.4 million in the first quarter of 2002 compared to the same period in 2001 primarily because:

  •
  properties we acquired during 2001 generated $12.2 million of additional revenues

  •
  properties we owned both years generated $0.5 million of additional revenues

  •
  partially offsetting these increases were

  •
  revenues from properties we sold, which contributed $0.9 million of revenues in 2001

  •
  revenues associated with the self storage facilities, which decreased $0.2 million due to the master lease of our self storage business. In May 2001, we began collecting rent net of expenses when we entered into a master lease arrangement on these properties. This decrease was partially offset by the increase in revenues at one of those properties.

Expenses

	Amount	Change	Percent Change
1st Quarter 2002	$15,509	$7,972	106%
1st Quarter 2001	7,537	—	—

        Expenses increased $8.0 million to $15.5 million in the first quarter of 2002 compared to 2001 primarily because:

  •
  expenses on properties we acquired in 2001 generated $6.6 million of additional expenses

  •
  general and administrative expense increased $2.0 million, primarily due to legal fees and other costs of $1.3 million related to our investment in Destination Villages, LLC. General and administrative expenses also increased $0.6 million related to salaries and benefits. Prior to the merger with Excel Legacy in September 2001, Excel Legacy was responsible for our daily management and we reimbursed them for these services based on our historical costs for similar expenses

  •
  expenses from properties we owned in both years increased by $0.1 million

  •
  these increases to expenses were partially offsetting by:

  •
  a decrease in expenses of $0.5 million related to the master lease agreement for our self storage facilities as noted above

  •
  expenses from properties we sold in 2001, which contributed $0.3 million to expenses in the first quarter of 2001

Operating Income

	Amount	Change	Percent Change
1st Quarter 2002	$13,865	$3,621	35%
1st Quarter 2001	10,244	—	—

        Operating income increased for the first quarter of 2002 compared to the same period in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
1st Quarter 2002	$6,437	$3,039	89%
1st Quarter 2001	3,398	—	—

        Interest expense increased $3.0 million in the first quarter of 2002 compared to 2001 because during the first quarter of 2002 we had an average of $491.0 million debt outstanding compared to $208.2 million in the first quarter of 2001. The increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt.

        The weighted average interest rate on our variable rate debt decreased to 3.6% on March 31, 2002 from 6.5% on March 31, 2001. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

Interest Income

	Amount	Change	Percent Change
1st Quarter 2002	$1,269	$(577)	-31%
1st Quarter 2001	1,846	—	—

        Interest income decreased $0.6 million in the first quarter of 2002 compared to 2001 primarily because

  •
  during the first quarter of 2001 we recorded $0.9 million in interest income on our note with Excel Legacy. As a result of the Merger, interest income is no longer recorded on this note

  •
  partially offsetting this decrease was an increase in interest income of $0.3 million from other developers' notes receivable

Gain/Loss on Sale of Real Estate

        During the first quarter of 2002, we sold two parcels of land for $2.1 million and recognized a net gain of $0.3 million. During the first quarter of 2001 we sold a property in Aurora, CO for $1.6 million and recognized a net loss of $0.1 million.

Funds From Operations

	Three Months Ended March 31
	2002	2001
Net income	$9,162	$8,739
Depreciation and amortization	4,426	2,226
Price Legacy's share of depreciation of joint ventures	154	259
Depreciation of non-real estate assets	(33)	(4)
(Gain) loss on sale of depreciable real estate	—	91

FFO before preferred dividends	13,709	11,311
Preferred dividends	(12,126)	(8,358)

FFO	$1,583	$2,953

Net cash provided by (used in):
Operating activities	$9,799	$9,619
Investing activities	(14,014)	(43,080)
Financing activities	6,719	11,369

        Our Company, as well as real estate industry analysts, generally consider FFO as another measurement of economic profitability for real estate-oriented companies. The Board of Governors of the National Association for Real Estate Investment Trusts (NAREIT), defines FFO as net income in accordance GAAP, excluding depreciation and amortization expense and gains (losses) from depreciable operating real estate. We calculate FFO in accordance with the NAREIT definition and also exclude provisions for asset impairments and gains (losses) from the sale of investments when we calculate FFO. FFO does not represent the cash flows from operations defined by GAAP, may not be comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Excluded from FFO are significant components in understanding our financial performance.

        FFO before preferred dividends during the first quarter of 2002 increased $2.4 million or 21.2% to $13.7 million compared to the first quarter of 2001 primarily because

  •
  properties we acquired during 2001 contributed an additional $5.6 million to FFO

  •
  properties we owned in both years contributed an additional $0.4 million to FFO

  •
  self storage facilities increased FFO by $0.3 million when we entered into the master lease arrangements as previously discussed

  •
  partially offsetting these increases are decreases to FFO due to additional general and administrative expenses and interest expense as previously discussed

Liquidity and Capital Resources

        Liquidity refers to our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. Capital resources represent those funds used or available to be used to support our business operations and consist of stockholders' equity and debt.

        Cash flow from operations has been the principal source of capital to fund our ongoing operations and dividend payments, while use of our credit facilities and mortgage financing have been the principal sources of capital required to fund our growth. Concurrent with the closing of the Merger, we raised $100 million in equity financing through the sale to Warburg Pincus of 17,985,612 shares of our preferred stock and a warrant to purchase 2.5 million shares of our common stock with an exercise price of $8.25 per share. At the same time, we converted a loan payable to a trust controlled by Sol Price, one of our significant stockholders through various trusts, of approximately $9.3 million into 1,681,142 shares of our preferred stock and an additional warrant to purchase 233,679 shares of our common stock with an exercise price of $8.25 per share. While we are positioned to finance our business activities through a variety of sources, we expect to satisfy short-term liquidity requirements through net cash provided by operations and through borrowings.

        In September 2001, we obtained a $100.0 million unsecured credit facility with Fleet Bank as agent. The facility has a three-year term and has a current interest rate of LIBOR plus 150 basis points. The rate may vary based on our leverage and other financial ratios. At March 31, 2002, we had $34.9 million outstanding on the facility at a 3.4% interest rate.

        In February 2002, we filed a $500.0 million shelf-registration statement pursuant to which we may issue debt securities, preferred stock, depositary shares, common stock, warrants or rights. We have not issued any instruments from this shelf-registration.

        On April 12, 2002, we entered into five Interest Rate Swap Agreements with Fleet Bank that will be accounted for under SFAS No. 133. The combined notional amount is approximately $161 million and the maturities range from 2009-2010. We will be paying interest of LIBOR plus 3.08% to 3.77% (4.96% to 5.65% based upon LIBOR rates at March 31, 2002) and Fleet Bank assumed our fixed rates of 8.18% to 9.00%. These swaps hedge the fair value of fixed-rate debt and as the swaps change in fair value, both the swaps and the hedged debt will be adjusted on the Consolidated Balance Sheets.

        We have $53.6 million in notes receivable at March 31, 2002. These notes are primarily due from developers and are collateralized by the related projects or other real estate. Of these notes, $52.1 million do not require cash payments on the interest until specified future dates, typically when the projects are completed or sold.

        We continue to evaluate various properties for acquisition or development and continue to evaluate other investment opportunities. We anticipate borrowing available amounts on our credit facility to fund these acquisition and development opportunities. We anticipate obtaining construction loans to fund our development activities. During the quarter ended March 31, 2002, we did not purchase any properties.

        From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. During the quarter ended March 31, 2002, we sold two parcels of land for $2.1 million. When we sell an operating property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

        We are contemplating purchasing various properties and selling certain other properties. As we sell properties, our cash flows from operations may decrease until the proceeds are reinvested into new properties. At March 31, 2002, we have $16.7 million cash awaiting reinvestment through a tax deferred exchange transaction.

        We have a significant retail project currently under development in Newport, Kentucky. The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased. The project opened in October 2001. At present the project is approximately 74% leased in addition to the space currently occupied by Firststar IMAX Theater and the Newport Aquarium who are on ground leases.

        We also have two other significant retail development projects in which construction will continue through 2002. The Temecula, CA project is an open-air retail shopping center with Wal-Mart, Kohl's and other tenants. Total cost of the project is approximately $30.0 million, with an estimated cost of $11.4 million remaining to complete construction. We expect to fund the remaining cost through a construction loan. The Anaheim Garden Walk project in Anaheim, CA, located at the corner of Harbor Blvd. and Disney Way, will consist of an open-air retail center and three hotels. Total cost of the retail portion of this project is approximately $250 million with an estimated cost of $200 million remaining to complete construction over the next eight years for all phases. We anticipate that the first phase of the project will cost approximately $100 million. We expect to fund construction costs through a construction loan, sales of adjacent land parcels for hotels or potential joint venture investors.

        We have a 55% interest in Destination Villages LLC. Destination Villages, LLC owns a Bermuda limited liability company that owns a hospitality project located in Bermuda, Daniel's Head Village Resort (Daniel's Head). Daniel's Head was closed in the fourth quarter of 2001, primarily due to low vacancy rates as a result of the terrorist events in the United States that occurred on September 11, 2001. The project was encumbered by a $6 million loan with a Bermuda bank. In March 2002, we informed the Bermuda bank that we did not intend to re-open this project due to large projected operating losses and instead intended to sell the project to an identified buyer. This resulted in a default of the loan. On March 27, 2002, the Bermuda bank exercised its rights under Bermuda law and put the project in "receivership," which gives the bank the right to negotiate directly with this buyer as well as other potential buyers. As of this date, we no longer have involvement in Daniel's Head.

        The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of March 31, 2002:

	Contractual Cash Obligations
	2002	2003	2004	2005	2006	Thereafter	Total
Mortgages and notes payable	$53,737	$44,732	$184,280	$22,377	$4,185	$184,730	$494,041
Capital lease obligations	597	796	796	796	796	16,252	20,033

Total	$54,334	$45,528	$185,076	$23,173	$4,981	$200,982	$514,074

        In 2002, we plan to use cash flow from operations to fund our principal payments due on mortgages and we plan to borrow on our unsecured line of credit or refinance to repay debt maturing in 2002.

Off-Balance Sheet Financing Matters

        Also related to our Newport, KY project discussed previously, the City of Newport, KY in 1999 issued two series of public improvement bonds related to the Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by the Newport project, the Company, and the project's third party developers. As of March 31, 2002, Newport had drawn on $42.7 million of the bonds for construction incurred prior to that date.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at March 31, 2002 is as follows:

Joint Venture	March 31 2002	Debt Guaranteed
Orlando Business Park, LLC	$10,136	$10,136
Old Mill District Shops, LLC	17,390	13,826
Blackstone Ventures I	8,123	8,123
3017977 Nova Scotia Company	5,155	—

	$40,804	$32,085

        We also have guaranteed an $11.9 million note payable related to a development project in Scottsdale, AZ and have a $22.8 million note receivable with a participating interest.

Transactions with Related and Certain Other Parties

        Prior to the Merger, Excel Legacy was responsible for the daily management of PEI, including property management, finance and administration. We reimbursed Excel Legacy for these services. We expensed $0.8 million for these services during the first quarter of 2001 which was based on our historical costs for similar expenses.

        Prior to the Merger, we executed a note receivable with Excel Legacy allowing them to borrow up to $40.0 million. During the first quarter of 2001 we recorded $0.9 million in interest income on this note. As a result of the Merger, interest income is no longer recorded on this note.

        In conjunction with the purchase of the Anaheim land in the first quarter of 2001, we executed a ground lease agreement with Excel Legacy. The lease has a term of 50 years and requires payments of $2.8 million per year in rent. During the first quarter of 2001 we recorded $0.5 million in rental revenue from Excel Legacy related to this lease. Due to the Merger, rental revenue is no longer recorded on this lease.

        In connection with the Merger, we acquired notes receivable from certain affiliates of Excel Legacy, of which $9.4 million was outstanding at March 31, 2002. The notes bear interest at a fixed rate of 7%, and are due in March 2003. The total interest receivable at March 31, 2002 from these notes was $2.7 million. The notes have been offset against stockholders' equity on our accompanying Consolidated Balance Sheets.

Inflation

        Because a substantial number of our leases contain provisions for rent increases based on changes in various consumer price indices, based on fixed rate increases, or based on percentage rent if tenant sales exceed certain base amounts, we do not expect inflation to have a material impact on future net income or cash flow from developed and operating properties. In addition, substantially all retail leases are triple net, which means specific operating expenses and property taxes are passed through to the tenant.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any significant foreign exchange or other material market risk. We did not have any derivative financial instruments at March 31, 2002.

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

        We had $261.8 million in variable rate debt outstanding at March 31, 2002. Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $2.6 million on an annual basis, and likewise decrease our earnings and cash flows. Also, as previously discussed, we entered into five interest rate swap agreements for $161 million. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

        The following table presents the scheduled principal payments on notes receivable and the scheduled principal payments on mortgages payable over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. We determine the fair value of financial instruments through the use of discounted cash flows analysis using current interest rates for notes receivable with terms and credit characteristics similar to our existing portfolio and borrowings under terms similar to our existing mortgages payable. Accordingly, we have determined that the carrying value of our financial instruments at March 31, 2002 approximated fair value.

	Expected Maturity Date (dollar amounts in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$10,970	$38,247	$4,375	—	—	—	$53,592	$53,592
Average interest rate	17%	12%	12%	—	—	—	13%
Mortgages and notes payable	$53,737	$44,732	$184,280	$22,377	$4,185	$184,730	$494,041	$484,023
Average interest rate	6%	5%	4%	7%	7%	8%	6%

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        On or about February 13, 2001, Lewis P. Geyser filed a lawsuit against Excel Legacy in Santa Barbara County Superior Court, Anacapa Division, Case No. 01038577. The suit arose out of an Operating Agreement for Destination Villages, LLC, an entity which is owned jointly by Excel Legacy and Mr. Geyser, under which Destination Villages, LLC would develop certain eco-tourism resorts. Mr. Geyser alleged that Excel Legacy breached its obligations under the Operating Agreement, by failing to contribute the funding required under the Agreement. Mr. Geyser also alleged that Excel Legacy misrepresented its intention to provide the funding required under the Agreement. The complaint included causes of action for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The lawsuit included a prayer for compensatory and punitive damages. Excel Legacy had also filed a cross-complaint against Mr. Geyser for breach of contract, fraud, breach of fiduciary duty and other related claims.

        The trial of this matter began February 26, 2002 and concluded on March 19, 2002. The trial judge dismissed both the complaint and cross-complaint, and granted nothing to Mr. Geyser under any of his allegations.

        We are not party to any other legal proceedings other than various claims and lawsuits arising in the ordinary course of business that, in the opinion of our management, are not individually or in the aggregate material to our business.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the first quarter of 2002.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are included herein or incorporated by reference:

(10.1)	International Swap Dealers Association, Inc. Master Agreement dated as of April 12, 2002 between Fleet National Bank and Price Legacy Corporation.
  (b)
  Reports on Form 8-K

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE LEGACY CORPORATION Registrant
Date: May 13, 2002	By:	/s/ GARY B. SABIN Gary B. Sabin Chief Executive Officer
Date: May 13, 2002	By:	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Chief Financial Officer

QuickLinks

PRICE LEGACY CORPORATION INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION
PRICE LEGACY CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited—amounts in thousands, except per share data)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited—amounts in thousands)
PRICE LEGACY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2002
PART II—OTHER INFORMATION
SIGNATURES