Form 10-Q
period 2002-06-30
PRICE LEGACY CORP
filed 2002-08-12
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

Commission File Number 0-20449

PRICE LEGACY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0628740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17140 Bernardo Center Drive, Suite 300, San Diego, California 92128
(Address of principal executive offices) (Zip Code)

(858) 675-9400
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        The registrant had 40,726,675 shares of common stock, par value $.0001 per share, outstanding at August 9, 2002.

PRICE LEGACY CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

PRICE LEGACY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30 2002	December 31 2001
	(unaudited)
ASSETS
Real estate assets
Land and land improvements	$422,295	$419,151
Building and improvements	650,905	618,222
Construction in progress	20,501	27,471

	1,093,701	1,064,844
Less accumulated depreciation	(26,672)	(19,420)

	1,067,029	1,045,424
Investment in real estate joint ventures	25,957	24,828
Cash and cash equivalents	16,728	28,042
Accounts receivable, net of allowance of $1,757 and $1,680	3,297	2,706
Notes receivable	63,044	55,167
Deferred rents	8,758	6,427
Other assets	34,144	30,800

Total assets	$1,218,957	$1,193,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Mortgages and notes payable	$452,571	$452,523
Revolving line of credit	54,400	31,500
Accounts payable and other liabilities	26,333	19,006

Total liabilities	533,304	503,029
Commitments
Minority interests	595	595
Stockholders' equity
Series A preferred stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 27,434,166 and 27,413,467 shares issued and outstanding	399,615	399,615
Series B preferred stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 19,666,754 shares issued and outstanding	106,234	106,234
Common stock, $0.0001 par value, 94,691,374 shares authorized, 40,726,675 and 40,726,191 issued and outstanding	4	4
Additional paid-in capital	196,020	195,712
Accumulated other comprehensive loss	(123)	(106)
Accumulated deficit	(7,327)	(2,324)
Notes receivable from officers for common shares	(9,365)	(9,365)

Total stockholders' equity	685,058	689,770

Total liabilities and stockholders' equity	$1,218,957	$1,193,394

See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—amounts in thousands, except per share data)

	Second Quarter Three Months Ended June 30		Year-to-Date Six Months Ended June 30
	2002	2001	2002	2001
Rental revenues	$32,151	$18,633	$60,985	$35,903
Expenses
Operating and maintenance	5,141	2,501	10,134	4,752
Property taxes	3,316	2,193	6,488	4,298
Depreciation and amortization	4,237	2,224	8,576	4,364
General and administrative	1,652	823	4,457	1,690
Provision for asset impairment	2,528	—	2,528	—

Total expenses	16,874	7,741	32,183	15,104

Operating income	15,277	10,892	28,802	20,799
Interest and other
Interest expense	(5,841)	(3,532)	(12,278)	(6,930)
Interest income	1,119	1,796	2,388	3,643
Equity in earnings of joint ventures	136	204	314	342

Total interest and other	(4,586)	(1,532)	(9,576)	(2,945)

Income before gain on sale of real estate	10,691	9,360	19,226	17,854
Net gain on sale of real estate	3	1,250	291	1,159

Income before discontinued operations	10,694	10,610	19,517	19,013
Discontinued operations:
Income from operations	293	352	632	688
Loss on sale of real estate	(843)	—	(843)	—

	(550)	352	(211)	688
Net income	10,144	10,962	19,306	19,701
Dividends to preferred stockholders	(12,183)	(8,386)	(24,308)	(16,744)

Net (loss) income applicable to common stockholders	$(2,039)	$2,576	$(5,002)	$2,957

Basic and diluted net (loss) income per common share	$(.05)	$.19	$(.12)	$.22
Weighted average common shares outstanding
Basic and diluted	40,727	13,309	40,727	13,309
Dividends per preferred share	$.35	$.35	$.70	$.70

See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—amounts in thousands)

	Year-to-Date Six Months Ended June 30
	2002	2001
Operating activities
Net income	$19,306	$19,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,748	4,536
Deferred rents	(2,331)	(1,203)
Provision for asset impairment	2,528	—
Equity in earnings of joint venture	(314)	(342)
Net loss (gain) on sale of real estate	552	(1,159)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(2,524)	(2,968)
Accounts payable and other liabilities	(2,177)	358

Net cash provided by operating activities	23,788	18,923
Investing activities
Additions to real estate assets	(72,399)	(53,230)
Proceeds from the sale of real estate assets	17,740	6,302
Contributions to real estate joint ventures	(850)	(2,353)
Distributions from real estate joint ventures	280	—
Advances on notes receivable	(1,578)	(18,769)
Repayments on notes receivable	3,283	3,040

Net cash used in investing activities	(53,524)	(65,010)
Financing activities
Advances from revolving line of credit and notes payable	63,213	24,614
Repayments of revolving line of credit and notes payable	(25,890)	(3,307)
Dividends paid	(19,204)	(16,744)
Proceeds from exercise of stock options	303	2,831

Net cash provided by financing activities	18,422	7,394

Net decrease in cash and cash equivalents	(11,314)	(38,693)
Cash and cash equivalents at beginning of period	28,042	51,437

Cash and cash equivalents at end of period	$16,728	$12,744

Supplemental cash flow information:
Cash paid for interest	$13,054	$6,360
Supplemental schedule of noncash investing and financing activities:
Assumption of loans to acquire real estate assets	5,787	35,497
Accrual of Series B Preferred dividends	5,105	—
Reduction in note receivable to acquire real estate assets	3,543	—
Change in other assets and accounts payable for fair value of derivative instruments	3,465
Net adjustment related to disposed real estate asset	733
Reduction in note receivable to acquire interest in real estate joint venture	—	919

See accompanying notes.

PRICE LEGACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2002

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

        Our subsidiaries include Excel Legacy Holdings, Inc., which has elected to be treated as a taxable REIT subsidiary (TRS). Other than some activities related to lodging and health care facilities, a TRS may generally engage in any business. A TRS is subject to federal income tax and state and local income tax, where applicable, as a regular C corporation.

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

Real Estate Assets and Depreciation

        We record real estate assets at historical costs and adjust them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of Excel Legacy's real estate assets to fair value at the time of the merger. Our consolidated balance sheets at June 30, 2002 and December 31, 2001 reflect the new basis of those real estate assets. See Note 2 for additional information on this transaction.

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

        We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Interest incurred	$6,362	$3,885	$13,371	$7,723
Interest capitalized	(521)	(353)	(1,093)	(793)

Cash and Cash Equivalents

        We consider all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

        Our cash balances at June 30, 2002 and December 31, 2001 include $0.2 million and $1.5 million of restricted funds, respectively, which represent proceeds from the financing of a construction project. The funds are held in trust and released as work is completed.

        We are required to maintain reserves with certain lenders for capital expenditures, insurance, real estate taxes and debt service. As of June 30, 2002 and December 31, 2001, the aggregate amount of these reserves held by lenders is $10.3 million and $5.2 million, respectively, and is included with cash on the Consolidated Balance Sheets.

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

        Included in other assets on our consolidated balance sheets is an investment in Millennia Car Wash, LLC (Millennia) which owns approximately 3.8 million shares of common stock, and 62,500 common stock purchase warrants of Mace Security International (MACE) and 250,000 common shares of US Plastic Lumber Corporation (USPL). Our common shares in MACE are subject to certain sale restrictions and one of our senior officers is a member of the MACE board of directors. In following GAAP, we account for Millennia's investment in MACE under the equity method of accounting and owned approximately 15% of MACE at June 30, 2002. We classify our investment in USPL as available-for-sale and recognize changes in the fair value of this investment in other comprehensive income.

Comprehensive Income

        In 1999, we adopted Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income at June 30, 2002 are as follows:

Six Months Ended June 30
2002
Net income	$19,306
Unrealized loss on marketable securities	(17)

Total comprehensive income	$19,289

Use of Estimates

        Preparing financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could differ from what we envisioned when we made these estimates.

Derivative Financial Instruments

        In January 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the normal course of business, we may use derivative financial instruments to manage or hedge interest rate risk. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. We assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.

Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

        To determine the fair values of derivative instrument, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Asset Disposal

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. We have adopted this standard and report operations from properties sold in 2002 as discontinued operations for the quarter and year-to-date periods ended June 30, 2002 and 2001.

New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses From Extinguishment of Debt", SFAS No. 44, Accounting for Intangible Assets of Motor Carriers", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The adoption of this statement did not have a material effect on our financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective January 1, 2003 and we do not anticipate the adoption of this statement will have a material effect on our financial statements.

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

        The purchase price was calculated based on $4.89 per share for the PEI common stock, which is equal to the closing price of $5.75 per share on March 21, 2001 (the day immediately prior to the public announcement of the Merger), less a 15% discount to reflect the low trading volume of the PEI stock (amounts in thousands, except per share data):

Shares issued	40,376
Price per share	$4.89

197,439
Merger related accounting, legal, printing and other costs	1,425

Purchase price	$198,864

        The purchase price resulted in an increase in the book value of the Excel Legacy assets acquired of approximately $26.0 million, which was allocated to real estate and other assets.

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

        In addition, under the terms of the Merger Agreement, PEI commenced a tender offer for all outstanding shares of our common stock (other than those shares held by Excel Legacy and those shares issued in the Merger) at a cash price of $7.00 per share. In connection with the tender offer, 807,583 shares were purchased at a total cost of $5.7 million. Under terms of the Merger Agreement, we also commenced an exchange offer in which holders of Excel Legacy's outstanding debentures and notes were offered shares of our Series A Preferred Stock in exchange for their debt securities. In connection with the exchange offer, we exchanged approximately $30.4 million in Excel Legacy debentures and $15.8 million in Excel Legacy notes. The tender offer and exchange offer closed concurrently with the Merger.

        The exchange of Excel Legacy common stock for Price Legacy common stock in connection with the Merger was accounted for as a purchase of Excel Legacy by Price Legacy. Under purchase accounting, the assets and liabilities of Excel Legacy have been adjusted to fair value.

        The following unaudited pro forma information for the three months and year-to-date period ended June 30, 2001 and unaudited actual results for the three months and year-to-date period ended June 30, 2002, have been presented as if the Merger had been completed on January 1, 2001. It also reflects the Series B Preferred Stock dividends and exchange of Excel Legacy senior notes and convertible debentures into Series A Preferred Stock. It does not reflect any application of proceeds from the sale of Series B Preferred Stock. We present pro forma information for comparative purposes only and the pro forma information may not be indicative of our actual results of operations had the Merger been completed on January 1, 2001 (amounts in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(actual)	(pro forma)	(actual)	(pro forma)
Total revenue	$32,151	$24,394	$60,985	$44,240
Net income	10,144	11,714	19,306	19,998
Preferred dividends	(12,183)	(11,988)	(24,308)	(23,949)

Net income (loss) applicable to common stockholders	$(2,039)	$(274)	$(5,002)	$(3,951)

Weighted average shared outstanding
Basic and diluted	40,727	40,726	40,727	40,726
Loss per common share
Basic and diluted	(.05)	(.01)	(.12)	(.10)

Note 3—Net Income Per Share

        SFAS No. 128, "Earnings Per Share," requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants that are dilutive were exercised. All earnings per share amounts have been presented, and where appropriate, restated to reflect these calculations. We did not have any common stock equivalents during the periods presented. There are 19,666,754 shares of Series B Preferred Stock outstanding and 1,424,422 shares payable as a dividend at June 30, 2002, which may be exchanged on a one-to-one basis into common stock, subject to adjustment, after September 18, 2003 if certain events occur.

Note 4—Real Estate Assets

Acquisitions

        During the first six months of 2002, we acquired the following properties:

Location	Description	Date Acquired	Purchase Price (000's)	Mortgage Assumed (000's)
Ocala, FL	Shopping Center	5/3/02	$7,163	$—
Fort Lauderdale, FL	Pad	6/4/02	700	—
Phoenix, AZ	Shopping Center	6/6/02	9,816	5,787
Columbia, SC	Shopping Center	6/7/02	8,035	—
Greenville, SC	Shopping Center	6/28/02	29,500	—

        We funded these acquisitions using proceeds from tax-deferred exchange transactions on properties we sold in 2001 and 2002, by borrowing on our unsecured line of credit, and assuming a mortgage.

        During the first six months of 2001, we acquired the following properties:

Location	Description	Date Acquired	Purchase Price (000's)	Mortgage Assumed (000's)
Walnut Creek, CA	Land	1/4/01	$2,816	$—
Anaheim, CA	Land	1/29/01	23,288	—
Tempe, AZ	Shopping Center	5/18/01	23,914	14,137
Mesa, AZ	Shopping Center	5/18/01	31,367	21,360
Greensburg, IN (1)	Shopping Center	6/28/01	19,300	18,300

(1)
Capital Lease

        We funded these acquisitions using the proceeds from tax-deferred exchange transactions on properties we sold in 2000 and by assuming mortgages.

Dispositions

        During the first six months of 2002, we sold the following properties for a net loss of $0.6 million:

Location	Description	Sold Date	Sales Price (000's)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684
Hollywood, FL	Land	4/19/02	1,028
San Diego/Pacific Beach, CA (1)	Self Storage Development	6/1/02	11,632
Walnut Creek, CA (1)	Self Storage Development	6/1/02	7,708
San Juan Capistrano, CA (1)	Self Storage Development	6/1/02	6,918
Glen Burnie, MD	Shopping Center	6/21/02	15,200

(1)
Our equity in the development was exchanged for notes receivable with a participating interest

        During the first six months of 2001, we sold the following properties for a net gain of $1.2 million:

Location	Description	Sold Date	Sales Price (000's)
Aurora, CO	Retail Building	1/11/01	$1,592
Sacramento/Bradshaw, CA	Office Building	6/1/01	5,125

        We used the proceeds from the sale of properties to purchase additional properties in tax-deferred exchange transactions.

Destination Villages LLC

        We own a 55% interest in Destination Villages LLC. Destination Villages, LLC owns a Bermuda limited liability company that owns a hospitality project located in Bermuda, Daniel's Head Village Resort (Daniel's Head). Daniel's Head was closed in the fourth quarter of 2001, primarily due to low occupancy rates as a result of the terrorist events in the United States that occurred on September 11, 2001. The project was encumbered by a $6.0 million loan with a Bermuda bank. In March 2002, we informed the Bermuda bank that we did not intend to reopen this project due to large projected operating losses and instead intended to sell the project to an identified buyer. This resulted in a default of the loan. On March 27, 2002, the Bermuda bank exercised its rights under Bermuda law and put the project in "receivership", which gives the bank the right to negotiate directly with this buyer as well as other potential buyers. There was no impact on operating results for the quarter ended June 30, 2002 from this event. We no longer have involvement in the operations of Daniel's Head.

Note 5—Provision for Asset Impairment

        We record real estate assets at historical costs and adjust them for recognition of impairment losses. During the second quarter ended June 30, 2002, we recognized an impairment loss of $2.5 million on our Inglewood, CA property. The tenant, House 2 Home, filed for bankruptcy and vacated, and the property is no longer generating income. The loss was determined based on the estimated fair value of the property.

Note 6—Discontinued Operations

        Included in the Consolidated Statements of Operations are the discontinued operations of our property at Glen Burnie, MD, which was sold on June 21, 2002 and is summarized as follows (amounts in thousands):

	Second Quarter Three Months Ended June 30		Year-to-Date Six Months Ended June 30
	2002	2001	2002	2001
Rental revenue	$459	$514	$998	$1,024
Expenses
Operating and maintenance	45	40	118	93
Property taxes	35	36	76	71
Depreciation and amortization	86	86	172	172

	166	162	366	336

Operating income	293	352	632	688
Loss on sale of real estate	(843)	—	(843)	—

Net income	$(550)	$352	$(211)	$688

Note 7—Investments in Unconsolidated Real Estate Joint Ventures

        As of June 30, 2002 and December 31, 2001, we had the following investments in unconsolidated joint ventures, which we account for under the equity method of accounting (amounts in thousands):

Joint Venture	Ownership %	June 30 2002	December 31 2001
Orlando Business Park LLC	50%	$16,000	$16,000
Old Mill District Shops, LLC	50%	4,352	3,340
3017977 Nova Scotia Company	55%	3,135	2,822
Blackstone Ventures I	50%	2,193	2,288
Other	Various	277	378

Total		$25,957	$24,828

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

        Summarized unaudited financial information for the joint ventures is as follows (amounts in thousands):

	Total Assets		Debt		Total Equity
As of (Unaudited)	June 30 2002	December 31 2001	June 30 2002	December 31 2001	June 30 2002	December 31 2001
Orlando Business Park LLC (1)	$26,270	$26,069	$10,651	$10,136	$15,570	$15,879
Old Mill District Shops, LLC	24,705	23,300	17,652	17,243	6,955	5,976
3017977 Nova Scotia Company (1)	6,615	6,775	5,383	5,499	1,144	1,115
Blackstone Ventures I	10,481	11,075	8,094	8,153	2,180	2,721
Other (1)	277	378	—	—	277	378

	$68,348	$67,597	$41,780	$41,031	$26,126	$26,069

							Company's Share of Net Income (Loss)
	Total Revenues			Net Income (Loss)
Quarter ended June 30 (Unaudited)
	2002	2001		2002	2001		2002	2001
Orlando Business Park LLC (1)	$—	$	N/A	$—	$	N/A	$—	$	N/A
Old Mill District Shops, LLC	805		131	211		(103)	114		(42)
3017977 Nova Scotia Company (1)	372		N/A	(15)		N/A	(3)		N/A
Blackstone Ventures I	322		372	50		19	25		71
Other (1)	—		N/A	—		N/A	—		N/A
Westcol Center, LLC (2)	N/A		1,151	N/A		351	N/A		175

	$1,499		$1,654	$246		$267	$136		$204

1)
Joint ventures acquired from Excel Legacy in the Merger.

2)
We sold our 50% share of this joint venture in December 2001 for $13.5 million and recognized no gain or loss on the sale.

Note 8—Notes Receivable

        We have $50.7 million in notes receivable outstanding at June 30, 2002 related to various projects. The notes bear interest ranging from 10% to 15% per year and are collateralized by the related projects or other real estate. Of these notes, $47.1 million involve entities controlled by one individual. Repayment of the notes is anticipated to occur from the completion of various development projects or other events. The largest note is for approximately $22.8 million related to a development project in Scottsdale, AZ. The remaining notes are each less than $10.0 million. The notes do not require cash payments on the interest until specified future dates, typically when the projects are completed or sold. The notes mature on various dates between 2002 and the earlier of the sale of the related projects, or 2003 to 2004.

        We also have $12.3 million in notes receivable related to the sale of our self storage development properties. These notes bear interest at 12% per year and are due May 31, 2003 or earlier, depending on stabilization of the properties.

Note 9—Debt

Mortgages and Notes Payable

        We had the following mortgages and notes payable outstanding at June 30, 2002 and December 31, 2001 (amounts in thousands):

	June 30 2002	December 31 2001
Mortgages on five properties in Florida bearing fixed rates of interest ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$160,831	$161,517
Mortgage payable bearing interest at LIBOR plus 98 basis points (2.82% at June 30, 2002). The mortgage is collateralized by five of our properties and matures June 2004	121,375	121,375
Mortgages and notes payable on eight properties bearing interest ranging from 3.93% to 9.00%. The loans are collateralized by the properties and mature on various dates between September 2002 and February 2017	62,110	62,928
Revolving $100.0 million credit facility bearing interest at LIBOR plus 150 to 185 basis points (3.34% at June 30, 2002), maturing September 2004	54,400	31,500
Construction loan outstanding on a $46.0 million facility bearing interest at LIBOR plus 310 basis points (4.94% at June 30, 2002). The loan is due October 2002 and collateralized by a retail center in Newport, KY (see below)	37,019	26,706
Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 225 basis points (4.09% at June 30, 2002). The loan is collateralized by the property and matures April 2003	21,945	21,675
Capital lease arrangement with an individual in conjunction with the Greensburg, IN shopping center. The capital lease has an effective interest rate of 7.36% and matures June 2005	19,300	18,300
Capital lease arrangement with an individual in conjunction with the San Diego/Rancho Bernardo, CA office building. The capital lease has an effective interest rate of 4.43% and matures in December 2004	11,612	11,572
Note payable collateralized by IMAX equipment, without recourse, no interest. The note is due on demand	5,451	5,451
Convertible Debentures and Senior Notes (see below)	5,091	5,095
Note payable outstanding on a $4.7 million facility related to Newport, KY (see below), bearing interest at Prime plus 50 basis points (5.25% at June 30, 2002), due March 2003	4,737	4,737
Capital lease arrangement with an individual in conjunction with the Scottsdale, AZ office building. The capital lease has an effective interest rate of 4.02% and matures in June 2004	3,100	—
Construction loans payable to a bank bearing interest at a 90-day LIBOR rate plus 275 basis points. The developments were sold and the loans were assumed by a third party in May 2002, but we remain a guarantor on the loans	—	7,167
Note payable to an individual bearing interest at 12.50%, repaid April 2002	—	6,000

Total	$506,971	$484,023

        We have a 69% interest in Newport on the Levee, LLC (Newport) that is developing a retail project in Newport, KY. In addition to the $37.0 million, $4.7 million and $5.5 million notes in the above table, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by us, by Newport, and the third party co-developers of the project. Newport has drawn on $43.1 million of the bonds at June 30, 2002.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at June 30, 2002 is as follows:

Joint Venture	June 30 2002	Debt Guaranteed
Orlando Business Park, LLC	$10,651	$10,651
Old Mill District Shops, LLC	17,652	14,101
Blackstone Ventures I	5,383	5,383
3017977 Nova Scotia Company	8,094	8,094

	$41,780	$38,229

        We also have guaranteed an $12.5 million note payable related to a development project in Scottsdale, AZ in which we have a $22.8 million note receivable with a participating interest.

        In connection with the sale of three self storage development properties in June 2002, we agreed to guarantee $14.2 million of debt the buyer assumed associated with the properties until April 2003, when the debt matures.

Convertible Debentures

        Prior to the Merger, Excel Legacy had $33.2 million in convertible debentures outstanding. As part of the Merger, $30.4 million of the debentures were exchanged for Series A Preferred Stock, with $2.8 million of debentures remaining. The debentures bear an interest rate of 9% per year and mature in November 2004. The holders of the debentures are entitled at any time before the day prior to the final maturity date, subject to prior redemption, to convert any debentures into common stock at an $8.25 per share conversion price.

Senior Notes

        Prior to the Merger, Excel Legacy had $18.1 million in senior notes outstanding. As part of the Merger, $15.8 million of the notes were exchanged for Series A Preferred Stock, with $2.3 million of notes remaining. The notes bear an interest rate of 10% per year and mature in November 2004. The notes are senior to the debentures.

Note 10—Financial Instruments: Derivatives and Hedging

        In the normal course of business, we are exposed to the effect of changes in interest rates. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to manage the cost of borrowing obligations.

        We have a policy of only entering into derivative contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

        To manage interest rate risk, we may employ options, forwards, swaps, caps and floors, or a combination thereof, depending on the underlying exposure. We undertake a variety of borrowings from lines of credit to medium and long-term financings. To manage overall costs, we currently use derivative instruments to convert a portion of our fixed-rate debt to variable-rate debt. Interest rate differentials that arise under the swap contracts are recognized in interest expense over the life of the contracts.

        We may also use derivative instruments to protect the fair value of existing or anticipated floating-rate debt. We may employ Treasury locks, forward-starting swaps, swaptions, and interest rate swaps to this end. Such derivatives, when entered into, must be expected to effectively hedge the risks they are intended to mitigate. As of June 30, 2002, we had five amortizing swaps with approximately $161 million current notional amount protecting the fair value of approximately $161 million fixed-rate debt from changes in value attributable to interest rate movement.

        The following table summarizes the notional values and fair values of our derivative financial instruments. The notional value at June 30, 2002 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk. The fixed rates shown below include spreads of 3.08% for the swaps maturing in 2009 and 3.77% for the swap maturing in 2010.

At June 30, 2002
Hedge Type	Current Notional Value ($000's)	Fixed Rate	Maturity	Fair Value ($000's)
Swap—Fair Value	$66,383	8.180%	2/1/2009	$1,415
Swap—Fair Value	32,203	9.000%	1/4/2010	723
Swap—Fair Value	28,856	8.180%	2/1/2009	615
Swap—Fair Value	23,247	8.180%	2/1/2009	495
Swap—Fair Value	10,142	8.180%	2/1/2009	216

        On June 30, 2002, the derivative instruments were reported at their fair value as Other Assets of $3.5 million.

        Hedges that are designated as fair value hedges mitigate risk on changes in the fair value of fixed-rate debt. The unrealized gains/losses in the fair value of these hedges are reported in earnings with an offsetting adjustment through earnings to the carrying value of the hedged debt. Adjustments to the carrying value of the hedged debt are amortized to earnings beginning no later than when the hedged debt ceases to be adjusted for changes in its fair value attributable to the interest rate risk being hedged.

Note 11—Related Party Transactions

        Prior to the Merger, Excel Legacy was responsible for the daily management of PEI, including property management, finance and administration. We reimbursed Excel Legacy for these Services based on our historical costs for similar expenses. We expensed $0.8 million for these services during the second quarter of 2001 and $1.7 million for the six month year-to-date period of 2001.

        Prior to the Merger, we executed a note receivable with Excel Legacy allowing them to borrow up to $40.0 million. During the second quarter of 2001 we recorded $1.1 million in interest income on this note, and $2.0 million for the six month year-to-date period of 2001. As a result of the Merger, interest income is no longer recorded on this note.

        In connection with the San Diego/Rancho Bernardo, CA office building purchased from Excel Legacy, we leased the building back to Excel Legacy under a 10-year lease agreement. We recorded $0.3 million of rental revenue from Excel Legacy in connection with this lease during the second quarter of 2001, and $0.5 million for the six months year-to-date period of 2001. Due to the Merger, rental revenue is no longer recorded on this lease.

        In connection with the purchase of the Anaheim land in the first quarter of 2001, we executed a ground lease agreement with Excel Legacy. The lease has a term of 50 years and requires payments of $2.8 million per year in rent. During the second quarter of 2001, we recorded $0.7 million in rental revenue from Excel Legacy related to this lease, and $1.2 million for the six month year-to-date period of 2001. Due to the Merger, rental revenue is no longer recorded on this lease.

        In connection with the Merger, we acquired notes receivable from certain officers and affiliates of Excel Legacy, of which $9.4 million was outstanding at June 30, 2002. The notes bear interest at a fixed rate of 7%, and are due in March 2003. The total interest receivable at June 30, 2002 from these notes was $2.9 million. The notes were for the purchase of Excel Legacy common stock and have been offset against stockholders' equity on our accompanying Consolidated Balance Sheets.

        We discuss other related party transactions in Note 2.

Note 12—Subsequent Events

        In July 2002, we acquired the following interest rate cap agreements that limit the one-month LIBOR index associated with certain of our outstanding debt at 7%:

Trade Date	Notional Amount	Effective Date	Maturity Date	Price	Counter Party
7/12/02	$32.0 million	7/1/04	1/1/10	$899,000	Fleet Bank
7/22/02	$40.0 million	7/1/04	2/1/09	816,000	Wells Fargo Bank
7/22/02	$40.0 million	7/1/04	2/1/09	830,000	Fleet Bank
7/23/02	$40.0 million	7/1/04	2/1/09	808,000	Fleet Bank

        To the extent the one-month LIBOR index exceeds 7% the counter parties on the above instruments will pay us the difference between the actual index and 7%. These instruments are accounted for under SFAS 133. Both the instrument and hedged debts will be adjusted on the Consolidated Balance Sheets.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        This report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report on Form 10-Q. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Price Legacy, including, among other things:

  •
  the effect of economic, credit and capital market conditions in general and on real estate companies in particular, including changes in interest rates
  •
  our ability to compete effectively
  •
  developments in the retail industry
  •
  the financial stability of our tenants, including our reliance on major tenants
  •
  our ability to successfully complete real estate acquisitions, developments and dispositions
  •
  our ability to achieve the expected benefits of our merger with Excel Legacy Corporation
  •
  government approvals, actions and initiatives, including the need for compliance with environmental requirements
  •
  our ability to continue to qualify as a real estate investment trust, or REIT

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

        In Management's Discussion and Analysis we explain our general financial condition and results of operations including:

  •
  why revenues, costs and earnings changed from the prior period
  •
  funds from operations (FFO)
  •
  how we used cash for capital projects and dividends and how we expect to use cash in the remainder of 2002
  •
  where we plan on obtaining cash for future dividend payments and future capital expenditures

Critical Accounting Policies and Estimates

General

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of our financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. We believe that the following accounting policies are critical because they affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the 2001 fiscal year.

Consolidation

        We combine our financial statements with those of our wholly-owned subsidiaries as well as all affiliates in which we have control and present them on a consolidated basis. The consolidated financial statements do not include the results of transactions between us and our subsidiaries or among our subsidiaries.

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

Real Estate Assets and Depreciation

        We record real estate assets at historical costs and adjust them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of Excel Legacy's real estate assets to fair value at the time of the Merger. Our consolidated balance sheets at June 30, 2002 and December 31, 2001 reflect the new basis of those real estate assets.

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

Derivative Instruments and Hedging Activities

        As we stated in Note 1, we follow the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the normal course of business, we may use derivative financial instruments to manage or hedge interest rate risk. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. We assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

        To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Asset Disposal

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. We have adopted this statement and report discontinued operations for the quarter and six month period ended June 30, 2002.

Rental Revenues

	Amount	Change	Percent Change
2nd Quarter 2002	$32,151	$13,518	73%
2nd Quarter 2001	18,633	—	—
Year-to-Date 2002	60,985	25,082	70%
Year-to-Date 2001	35,903	—	—

        Revenues increased $13.5 million to $32.2 million in the second quarter of 2002 compared to the same period in 2001 primarily because:

  •
  properties we acquired during 2001 and 2002 generated $12.0 million of additional revenues
  •
  properties we owned both years generated $2.4 million of additional revenues, mainly due to a $2.3 million termination fee received in the second quarter of 2002
  •
  partially offsetting these increases were:
  •
  revenues from properties we sold, which contributed $0.8 million of revenues in 2001
  •
  revenues associated with the self storage facilities, which decreased $0.1 million due to the master lease of our self storage business. In May 2001, we began collecting rent net of expenses when we entered into a master lease arrangement on these properties

        Revenues increased $25.1 million to $61.0 million in the six month year-to-date period of 2002 compared to the same period in 2001 primarily because:

  •
  properties we acquired during 2001 and 2002 generated $24.2 million of additional revenues
  •
  properties we owned both years generated $2.9 million of additional revenues, primarily due to a $2.3 million termination fee received in the second quarter of 2002
  •
  partially offsetting these increases were:
  •
  revenues from properties we sold, which contributed $1.8 million of revenues in 2001
  •
  revenues associated with the self storage facilities, which decreased $0.2 million due to the master lease agreement

Expenses

	Amount	Change	Percent Change
2nd Quarter 2002	$16,874	$9,133	118%
2nd Quarter 2001	7,741	—	—
Year-to-Date 2002	32,183	17,079	113%
Year-to-Date 2001	15,104	—	—

        Expenses increased $9.1 million to $16.9 million in the second quarter of 2002 compared to 2001 primarily because:

  •
  expenses on properties we acquired in 2001 and 2002 generated $6.5 million of additional expenses
  •
  we recognized an impairment loss of $2.5 million on one of our properties in the second quarter of 2002. The loss was based on the assessed fair value of the property
  •
  general and administrative expense increased $0.8 million, primarily due to additional salaries and benefits. Prior to the Merger, these expenses were paid by Excel Legacy and we reimbursed them for those services based on our historical costs for similar expenses
  •
  expenses from properties we owned in both years increased by $0.1 million
  •
  these increases to expenses were partially offset by:
  •
  a decrease in expenses of $0.5 million related to the master lease agreement for our self storage facilities as noted above
  •
  expenses from properties we sold, which contributed $0.3 million to expenses in the second quarter of 2001

        Expenses increased $17.1 million to $32.2 million for the year-to-date period ended June 2002 compared to 2001 primarily because:

  •
  expenses on properties we acquired in 2002 and 2001 generated $13.2 million of additional expenses
  •
  general and administrative expense increased $2.8 million, primarily due to legal fees and other costs of $1.5 million related to our investment in Destination Villages, LLC. General and administrative expenses also increased $1.1 million related to salaries and benefits
  •
  we recognized an impairment loss of $2.5 million on one of our properties in the second quarter of 2002, discussed above
  •
  expenses from properties we owned in both years increased by $0.2 million

  •
  these increases to expenses were partially offset by:
  •
  a decrease in expenses of $1.0 million related to the master lease agreement for our self storage facilities as noted above
  •
  expenses from properties we sold, which contributed $0.6 million to expenses in the prior year

Operating Income

	Amount	Change	Percent Change
2nd Quarter 2002	$15,277	$4,385	40%
2nd Quarter 2001	10,892	—	—
Year-to-Date 2002	28,802	8,003	38%
Year-to-Date 2001	20,799	—	—

        Operating income increased for the second quarter and year-to-date periods of 2002 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
2nd Quarter 2002	$5,841	$2,309	65%
2nd Quarter 2001	3,532	—	—
Year-to-Date 2002	12,278	5,348	77%
Year-to-Date 2001	6,930	—	—

        Interest expense increased $2.3 million in the second quarter of 2002 and $5.3 million for the year-to-date period compared to 2001 because during the second quarter of 2002 we had an average of $494.4 million debt outstanding compared to $233.4 million in the second quarter of 2001. The increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt and by the use of interest rate swap agreements which exchange rates on some of our fixed rate debt for lower variable rates.

        The weighted average interest rate on our variable rate debt decreased to 3.5% on June 30, 2002 from 5.5% on June 30, 2001. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

Interest Income

	Amount	Change	Percent Change
2nd Quarter 2002	$1,119	$(677)	-38%
2nd Quarter 2001	1,796	—	—
Year-to-Date 2002	2,388	(1,255)	-34%
Year-to-Date 2001	3,643	—	—

        Interest income decreased $0.7 million in the second quarter of 2002 compared to 2001 primarily because:

  •
  during the second quarter of 2001 we recorded $1.1 million in interest income on our note with Excel Legacy. As a result of the Merger, interest income is no longer recorded on this note
  •
  partially offsetting this decrease was an increase in interest income of $0.4 million from other developers' notes receivable

        Interest income decreased $1.3 million in the six month year-to-date period ended June 2002 compared to the same period in 2001 primarily because:

  •
  during the six months ended June 2001 we recorded $2.0 million in interest income on our note with Excel Legacy. As a result of the Merger, interest income is no longer recorded on this note
  •
  partially offsetting this decrease was an increase in interest income of $0.7 million from other developers' notes receivable

Gain/Loss on Sale of Real Estate

        During the first six months of 2002, we sold the following non-depreciable properties for a net gain of $0.3 million:

Location	Description	Sold Date	Sales Price (000's)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684
Hollywood, FL	Land	4/19/02	1,028
San Diego/Pacific Beach, CA	Self Storage Development	6/1/02	11,632
Walnut Creek, CA	Self Storage Development	6/1/02	7,708
San Juan Capistrano, CA	Self Storage Development	6/1/02	6,918

Also during the first six months of 2002, we sold the following operating property and recorded a net loss of $0.8 million. This loss is recorded as discontinued operations in the Consolidated Statements of Operations in accordance with SFAS No.144.

Location	Description	Sold Date	Sales Price (000's)
Glen Burnie, MD	Shopping Center	6/21/02	$15,200

        During the first six months of 2001, we sold the following properties for a net gain of $1.2 million:

Location	Description	Sold Date	Sales Price (000's)
Aurora, CO	Retail Building	1/15/01	$1,592
Sacramento, CA	Office Building	6/1/01	5,125

Funds From Operations

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net income	$10,144	$10,962	$19,306	$19,701
Depreciation and amortization	4,237	2,224	8,576	4,364
Depreciation and amortization of discontinued operations	86	86	172	172
Price Legacy's share of joint venture depreciation	152	156	306	304
Depreciation of non-real estate assets	(35)	(2)	(68)	(6)
Provision for asset impairment	2,528	—	2,528	—
Gain on sale of depreciable real estate	—	(1,250)	—	(1,159)
Loss on sale of discontinued operations	843	—	843	—

FFO before preferred dividends	17,955	12,176	31,663	23,376
Preferred dividends	(12,183)	(8,386)	(24,308)	(16,744)

FFO	$5,772	$3,790	$7,355	$6,632

Net cash provided by (used in):
Operating activities	$13,989	$8,674	$23,788	$18,293
Investing activities	(39,510)	(21,930)	(53,524)	(65,010)
Financing activities	11,703	(3,975)	18,422	7,394
Significant non-cash items:
Deferred rents	$(1,048)	$(776)	$(2,546)	$(1,335)
Preferred dividends	2,581	—	5,104	—

        Our Company, as well as real estate industry analysts, generally consider FFO as another measurement of economic profitability for real estate-oriented companies. The Board of Governors of the National Association for Real Estate Investment Trusts (NAREIT), defines FFO as net income in accordance with GAAP, excluding depreciation and amortization expense and gains (losses) from depreciable operating real estate. We calculate FFO in accordance with the NAREIT definition and also exclude provisions for asset impairments and gains (losses) from the sale of investments when we calculate FFO. FFO does not represent the cash flows from operations defined by GAAP, may not be comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Excluded from FFO are significant components in understanding our financial performance.

        FFO before preferred dividends during the second quarter of 2002 increased $5.8 million or 47.5% to $18.0 million compared to the second quarter of 2001 primarily because:

  •
  properties we acquired during 2001 and 2002 contributed an additional $7.3 million to FFO

  •
  properties we owned in both years contributed an additional $2.5 million to FFO, primarily due to a non-recurring lease termination fee of $2.3 million received in the second quarter of 2002

  •
  self storage facilities increased FFO by $0.4 million when we entered into the master lease arrangements as previously discussed

  •
  partially offsetting these increases are decreases to FFO for the following as discussed above:

  •
  increased interest expense of $2.3 million

  •
  increased general and administrative expense of $0.8 million

  •
  decreased interest income of $0.7 million

    •
    properties sold, which contributed $0.6 million to FFO in the previous year

        FFO before preferred dividends during the six month year-to-date period of 2002 increased $8.3 million or 35.5% to $31.7 million compared to the second quarter of 2001 primarily because:

  •
  properties we acquired during 2001 and 2002 contributed an additional $15.3 million to FFO

  •
  properties we owned in both years contributed an additional $2.8 million to FFO, primarily due to a non-recurring lease termination fee of $2.3 million received in the second quarter of 2002

  •
  self storage facilities increased FFO by $0.8 million when we entered into the master lease arrangements as previously discussed

  •
  partially offsetting these increases are decreases to FFO for the following as discussed above:

  •
  increased interest expense of $5.3 million

  •
  increased general and administrative expense of $2.8 million

  •
  decreased interest income of $1.3 million

  •
  properties sold, which contributed $1.2 million to FFO in the previous year

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

        In September 2001, we obtained a $100.0 million unsecured credit facility with Fleet Bank as agent. The facility has a three-year term and has a current interest rate of LIBOR plus 175 basis points. The rate may vary between 150 and 185 basis points based on our leverage and other financial ratios. At June 30, 2002, we had $54.4 million outstanding on the facility at a 3.3% interest rate.

        In February 2002, we filed a $500.0 million shelf-registration statement pursuant to which we may issue debt securities, preferred stock, depositary shares, common stock, warrants or rights. We have not issued any instruments from this shelf-registration.

        On April 12, 2002, we entered into five Interest Rate Swap Agreements with Fleet Bank that are accounted for under SFAS No. 133. The combined notional amount is approximately $161 million and the maturities range from 2009-2010. We pay interest of LIBOR plus 3.08% to 3.77% (4.92% to 5.61% based upon LIBOR rates at June 30, 2002) and Fleet Bank assumed our fixed rates of 8.18% to 9.00%. These swaps hedge the fair value of fixed-rate debt and as the swaps change in fair value, both the swaps and the hedged debt will be adjusted on the Consolidated Balance Sheets.

        In July 2002, we entered into four Interest Rate Cap Agreements with Wells Fargo Bank and Fleet Bank that are also accounted for under SFAS No. 133. The combined notional amount is $152.0 million and the maturities range from 2009 to 2010. The agreements cap our variable rate risk on one month LIBOR interest at 7%.

        We have $63.0 million in notes receivable at June 30, 2002. These notes are primarily due from developers and are collateralized by the related projects or other real estate. Of these notes, $47.1 million involve entities controlled by one individual. Approximately $52.1 million of these notes do not require cash payments on the interest until specified future dates, typically when the projects are completed or sold. Also included are notes receivable of $12.3 million we obtained from the buyers of our recently completed self storage development properties. These notes are payable on May 31, 2003 or earlier, depending on stabilization of the properties.

        We continue to evaluate various properties for acquisition or development and continue to evaluate other investment opportunities. We anticipate borrowing available amounts on our credit facility to fund these acquisition and development opportunities. We anticipate obtaining construction loans to fund our development activities. During the six months ended June 30, 2002 we purchased five properties for a total of $55.2 million. We used proceeds from tax-deferred exchange transactions on properties sold in 2001 and 2002, borrowings on our unsecured line of credit, and assumed loans of $5.8 million to fund these acquisitions.

        From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. During the six months ended June 30, 2002 we sold three parcels of land for $3.1 million, three self storage development properties for $26.3 million, and one operating property for $15.2 million. When we sell an operating property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

        We are contemplating purchasing various properties and selling certain other properties. As we sell properties, our cash flows from operations may decrease until the proceeds are reinvested into new properties.

        We have a significant retail project in Newport, KY. The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased. The project opened in October 2001. At present the project is approximately 70% occupied, excluding ground leases.

        We also have two significant retail development projects in which construction will continue through 2002. The Temecula, CA project is an open-air retail shopping center with Wal-Mart, Kohl's and other tenants. We estimate $16.0 million remaining to complete construction. We expect to fund the remaining cost through a construction loan. The Anaheim Garden Walk project in Anaheim, CA, located at the corner of Harbor Blvd. and Disney Way will consist of an open-air retail center and three hotels. Total cost of the retail portion of this project is approximately $250 million with an estimated cost of $200 million remaining to complete construction over the next eight years for all phases. We anticipate that the first phase of the project will cost approximately $110 million. We expect to fund construction costs through a construction loan, sales of adjacent land parcels for hotels or potential joint venture investors.

        We own a 55% interest in Destination Villages LLC. Destination Villages, LLC owns a Bermuda limited liability company that owns a hospitality project located in Bermuda, Daniel's Head Village Resort (Daniel's Head). Daniel's Head was closed in the fourth quarter of 2001, primarily due to low occupancy rates as a result of the terrorist events in the United States that occurred on September 11, 2001. The project was encumbered by a $6 million loan with a Bermuda bank. In March 2002, we informed the Bermuda bank that we did not intend to re-open this project due to large projected operating losses and instead intended to sell the project to an identified buyer. This resulted in a default of the loan. On March 27, 2002, the Bermuda bank exercised its rights under Bermuda law and put the project in "receivership," which gives the bank the right to negotiate directly with this buyer as well as other potential buyers. We no longer have involvement in the operations of Daniel's Head.

        The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of June 30, 2002:

	Contractual Cash Obligations
	2002	2003	2004	2005	2006	Thereafter	Total
Mortgages and notes payable	$50,278	$32,988	$207,098	$22,596	$4,439	$189,572	$506,971
Capital lease obligations	398	796	796	796	796	16,252	19,834

Total	$50,676	$33,784	$207,894	$23,392	$5,235	$205,824	$526,805

        In 2002, we plan to use cash flow from operations to fund our principal payments due on mortgages and we plan to borrow on our unsecured line of credit or refinance to repay debt maturing in 2002.

Off-Balance Sheet Financing Matters

        Also related to our Newport, KY project discussed previously, the City of Newport, KY in 1999 issued two series of public improvement bonds related to the Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by the Newport project, the Company, and the project's third party developers. As of June 30, 2002, Newport had drawn on $43.1 million of the bonds for construction incurred prior to that date.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at June 30, 2002 is as follows:

Joint Venture	June 30 2002	Debt Guaranteed
Orlando Business Park, LLC	$10,651	$10,651
Old Mill District Shops, LLC	17,652	14,101
Blackstone Ventures I	5,383	5,383
3017977 Nova Scotia Company	8,094	8,094

	$41,780	$38,229

        We also have guaranteed a $12.5 million note payable related to a development project in Scottsdale, AZ and have a $22.8 million note receivable with a participating interest.

        In connection with the sale of three self storage development properties in June 2002, we agreed to guarantee $14.2 million of debt associated with the properties that was assumed by the buyer in the transaction. We guarantee this debt until it matures in April 2003.

Transactions with Related and Certain Other Parties

        Prior to the Merger, Excel Legacy was responsible for the daily management of PEI, including property management, finance and administration. We reimbursed Excel Legacy for these services based on historical costs for similar expenses. We expensed $0.8 million for these services during the second quarter of 2001 and $1.7 million for the six month year-to-date period of 2001.

        Prior to the Merger, we executed a note receivable with Excel Legacy allowing them to borrow up to $40.0 million. During the second quarter of 2001 we recorded $1.1 million in interest income from Excel Legacy on this note and $2.0 million for the six month year-to-date period of 2001. As a result of the Merger, interest income is no longer recorded on this note.

        In connection with the San Diego/Rancho Bernardo, CA office building purchased from Excel Legacy, we leased the building back to Excel Legacy under a 10-year lease agreement. We recorded $0.3 million of rental revenue from Excel Legacy in connection with this lease during the second quarter of 2001, and $0.5 million for the six months year-to-date period of 2001. Due to the Merger, rental revenue is no longer recorded on this lease.

        In conjunction with the purchase of the Anaheim land in the first quarter of 2001, we executed a ground lease agreement with Excel Legacy. The lease has a term of 50 years and requires payments of $2.8 million per year in rent. During the second quarter of 2001 we recorded $0.7 million in rental revenue from Excel Legacy related to this lease and $1.2 million for the six month year-to-date period of 2001. Due to the Merger, rental revenue is no longer recorded on this lease.

        In connection with the Merger, we acquired notes receivable from certain officers and affiliates of Excel Legacy, of which $9.4 million was outstanding at June 30, 2002. The notes bear interest at a fixed rate of 7%, and are due in March 2003. The total interest receivable at June 30, 2002 from these notes was $2.9 million. The notes have been offset against stockholders' equity on our accompanying Consolidated Balance Sheets.

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

        We had $272.4 million in variable rate debt outstanding at June 30, 2002. Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $2.7 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

        Also, as previously discussed, we entered into five fair-value interest rate swap agreements for $161 million in April 2002. These swap agreements effectively convert $161 million of fixed rate loans with interest rates ranging from 8.18% to 9% to variable interest rates. The fair value of these interest rate swap agreements represents the estimated amount we would receive if we terminated the agreements. At June 30, 2002 the fair value of our interest rate swap agreements is approximately $3.5 million.

        In July 2002, in order to mitigate our variable interest rate exposure, we acquired four interest rate caps, which hedge our exposure on $152 million of variable rate debt. The hedges limit our exposure to the one-month LIBOR index associated with certain of our outstanding debt at 7%. To the extent the one-month LIBOR index exceeds 7%, the counter parties on the hedges will pay us the difference between the actual index and 7%.

        The following table presents the scheduled principal payments on notes receivable and the scheduled principal payments on mortgages payable over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. We determine the fair value of financial instruments through the use of discounted cash flows analysis using current interest rates for notes receivable with terms and credit characteristics similar to our existing portfolio and borrowings under terms similar to our existing mortgages payable. Accordingly, we have determined that the carrying value of our financial instruments at June 30, 2002 approximated fair value.

	Expected Maturity Date (dollar amounts in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$19,027	$38,207	$4,375	—	—	$1,435	$63,044	$63,044
Average interest rate	13%	12%	12%	—	—	11%	13%
Mortgages and notes payable	$50,278	$32,988	$207,098	$22,596	$4,439	$189,572	$506,971	$506,971
Average interest rate	5%	5%	4%	7%	7%	8%	6%

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

        The trial of this matter began February 26, 2002 and concluded on March 19, 2002. The trial judge dismissed both the complaint and cross-complaint, and granted nothing to Mr. Geyser under any of his allegations. On June 5, 2002, Mr. Geyser filed an appeal and Excel Legacy subsequently filed a cross-appeal against Mr. Geyser.

        On June 13, 2002 the Bank of NT Butterfield & Sons Limited filed a lawsuit against Price Legacy and Excel Legacy in Bermuda for $6.1 million plus other costs related to a guarantee agreement for a promissory note on the Destination Villages Daniel's Head project in Bermuda. The bank claims that Excel Legacy did not provide sufficient capital for the project to be completed which was required in the guarantee agreement. The bank has currently appointed a receiver who is actively marketing the project for sale to third parties. We believe we were in full compliance with the guarantee and intend to vigorously defend the lawsuit.

        We are not party to any other legal proceedings other than various claims and lawsuits arising in the ordinary course of business that, in the opinion of our management, are not individually or in the aggregate material to our business.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on June 13, 2002. As of the record date for the meeting, we had 40,726,191 shares of common stock, 27,413,467 shares of Series A Preferred Stock, and 19,666,754 shares of Series B Preferred Stock outstanding. The matters voted upon at our annual meeting consisted of the election of all eight of our Directors.

        Stockholders elected the Directors at our annual meeting by the following vote:

	Votes For	Votes Withheld
Common and Series A Preferred Stock Nominees
Richard B. Muir	38,840,094	2,086,393
Gary B. Sabin	38,839,993	2,086,494
Series A Preferred Stock Nominees
James F. Cahill	25,768,338	726,258
Murray Galinson	25,766,438	728,158
Jack McGrory	25,762,804	731,792
Keene Wolcott	25,753,503	741,093
Series B Preferred Stock Nominees
Rubin S. Leibowitz	17,985,612	0
Melvin L. Keating	17,985,612	0

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein or incorporated by reference:
(10.1)
International Swap Dealers Association, Inc. Master Agreement dated as of April 12, 2002 between Fleet National Bank and Price Legacy Corporation. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 13, 2002 (File No. 0-20449)).
(b)	Reports on Form 8-K
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE LEGACY CORPORATION Registrant

Date: August 12, 2002	/s/ GARY B. SABIN Gary B. Sabin Chief Executive Officer

Date: August 12, 2002	/s/ JAMES NAKAGAWA James Y. Nakagawa Chief Financial Officer

QuickLinks

INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION
PRICE LEGACY CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited—amounts in thousands, except per share data)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited—amounts in thousands)
PRICE LEGACY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2002
PART II—OTHER INFORMATION
SIGNATURES