Form 10-Q
period 2002-09-30
PRICE LEGACY CORP
filed 2002-11-13
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        The registrant had 37,255,748 shares of common stock, par value $.0001 per share, outstanding at November 8, 2002.

PRICE LEGACY CORPORATION
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

PRICE LEGACY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30 2002	December 31 2001
	(unaudited)
ASSETS
Real estate assets
Land and land improvements	$432,551	$419,151
Building and improvements	674,585	618,222
Construction in progress	25,259	27,471

	1,132,395	1,064,844
Less accumulated depreciation	(29,040)	(19,420)

	1,103,355	1,045,424
Investment in real estate joint ventures	25,406	24,828
Cash and cash equivalents	34,435	28,042
Accounts receivable, net of allowance of $1,827 and $1,680	4,961	2,706
Notes receivable	64,472	55,167
Deferred rents	8,602	6,427
Other assets	46,157	30,800

Total assets	$1,287,388	$1,193,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Mortgages and notes payable	$494,264	$452,523
Revolving line of credit	61,000	31,500
Accounts payable and other liabilities	43,768	19,006

Total liabilities	599,032	503,029
Commitments
Minority interests	595	595
Stockholders' equity
Series A preferred stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 27,434,166 and 27,413,467 shares issued and outstanding	399,615	399,615
Series B preferred stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 19,666,754 shares issued and outstanding	106,234	106,234
Common stock, $0.0001 par value, 94,691,374 shares authorized, 37,255,748 and 40,726,191 issued and outstanding	4	4
Additional paid-in capital	196,020	195,712
Treasury stock at cost, 3,470,927 and 0 shares	(11,299)	—
Accumulated other comprehensive loss	(1,001)	(106)
Accumulated deficit	(1,812)	(2,324)
Notes receivable from officers for common shares	—	(9,365)

Total stockholders' equity	687,761	689,770

Total liabilities and stockholders' equity	$1,287,388	$1,193,394

See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited—amounts in thousands, except per share data)

	Third Quarter Three Months Ended September 30		Year-to-Date Nine Months Ended September 30
	2002	2001	2002	2001
Rental revenues	$30,170	$18,131	$88,705	$51,316
Expenses
Operating and maintenance	5,922	2,344	16,054	6,573
Property taxes	3,560	2,380	10,020	6,531
Depreciation and amortization	4,503	2,282	12,620	6,194
General and administrative	4,357	701	8,813	2,391
Asset impairment	—	—	2,528	—

Total expenses	18,342	7,707	50,035	21,689

Operating income	11,828	10,424	38,670	29,627
Interest and other
Interest expense	(6,157)	(3,816)	(18,045)	(10,352)
Interest income	1,219	1,425	3,607	5,068
Equity in earnings of joint ventures	318	375	632	717

Total interest and other	(4,620)	(2,016)	(13,806)	(4,567)

Income before gain on sale of real estate	7,208	8,408	24,864	25,060
Net gain on sale of real estate	—	162	291	1,321

Income before discontinued operations	7,208	8,570	25,155	26,381
Discontinued operations:
Income from operations	557	1,196	2,759	3,086
Net gain on sale of real estate	9,991	—	9,148	—

	10,548	1,196	11,907	3,086
Net income	17,756	9,766	37,062	29,467
Dividends to preferred stockholders	(12,241)	(8,761)	(36,549)	(25,505)

Net income applicable to common stockholders	$5,515	$1,005	$513	$3,962

Basic and diluted net income per common share	$.14	$.06	.01	$.27
Weighted average common shares outstanding
Basic	39,167	16,698	40,201	14,451
Diluted	39,325	16,698	40,442	14,451
Dividends per preferred share	$.35	$.35	$1.05	$1.05

See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—amounts in thousands)

	Year-to-Date Nine Months Ended September 30
	2002	2001
Operating activities
Net income	$37,062	$29,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,415	7,130
Net gain on sale of real estate	(9,439)	(1,321)
Deferred rents	(2,175)	(2,088)
Compensation expense related to retirement of officers' notes and common shares	2,836	—
Asset impairment	2,528	—
Equity in earnings of joint venture	(632)	(717)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(9,430)	(5,361)
Accounts payable and other liabilities	1,395	2,315

Net cash provided by operating activities	35,560	29,425
Investing activities
Additions to real estate assets	(154,586)	(58,101)
Proceeds from the sale of real estate assets	69,176	7,928
Contributions to real estate joint ventures	(869)	(2,584)
Distributions from real estate joint ventures	1,168	1,438
Advances on notes receivable	(2,954)	(30,071)
Repayments on notes receivable	3,436	3,040
Purchase of treasury stock	(1,650)
Cash received in merger	—	5,726

Net cash used in investing activities	(86,279)	(72,624)
Financing activities
Advances from revolving line of credit, mortgages and notes payable	125,814	50,328
Repayments of revolving line of credit, mortgages and notes payable	(40,199)	(104,877)
Dividends paid	(28,806)	(25,209)
Proceeds from exercise of stock options	303	4,367
Proceeds from the issuance of preferred stock and warrants	—	100,000
Payments for common stock under tender offer	—	(5,653)
Payments for offering costs for merger and tender offer	—	(2,631)

Net cash provided by financing activities	57,112	16,325

Net increase (decrease) in cash and cash equivalents	6,393	(26,874)
Cash and cash equivalents at beginning of period	28,042	49,996

Cash and cash equivalents at end of period	$34,435	$23,122

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited—amounts in thousands)

	Year-to-Date Nine Months Ended September 30
	2002	2001
Supplemental cash flow information:
Cash paid for interest	$19,652	$10,622
Supplemental schedule of noncash investing and financing activities:
Assumption of existing loans to acquire real estate assets	5,787	53,841
Accrual of Series B Preferred Stock dividends	7,743	—
Reduction in note receivable to acquire real estate assets	3,543	—
Change in other assets and accounts payable for fair value of derivative instruments	10,368	—
Increase to treasury stock for reduction of officers' loans	9,649	—
Decrease to officers' loans and interest receivable	12,485
Net adjustment related to disposed real estate asset	733	—
Reduction in note receivable to acquire interest in real estate joint venture	—	919
Reduction in Excel Legacy convertible debentures and senior notes for Series A Preferred Stock issued	—	46,211
Reduction in Excel Legacy note payable for Series B Preferred Stock and warrants issued	—	9,347
Increase to assets and liabilities in connection with the Merger:
Real estate assets	—	183,389
Other assets	—	77,574
Notes payable	—	161,560
Other liabilities	—	32,456

See accompanying notes.

PRICE LEGACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2002

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

Real Estate Assets and Depreciation

        We record real estate assets at historical costs and adjust them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of Excel Legacy's real estate assets to fair value at the time of the merger. Our consolidated balance sheets at September 30, 2002 and December 31, 2001 reflect the new basis of those real estate assets. See Note 2 for additional information on this transaction.

        We expense ordinary repairs and maintenance costs incurred, which include building painting, parking lot repairs, etc. We capitalize major replacements and improvements, which include HVAC equipment, roofs, etc., and depreciate them over their estimated useful lives.

        We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

Land improvements	40 years
Building and improvements	20 to 40 years
Tenant improvements	Lesser of the lease term or 10 years
Fixtures and equipment	3-7 years

        We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Interest incurred	6,710	4,442	20,081	12,165
Interest capitalized	(424)	(430)	(1,517)	(1,224)

Cash and Cash Equivalents

        We consider all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

        Our cash balances at December 31, 2001 include $1.5 million of restricted funds which represents proceeds from the financing of a construction project. The funds are held in trust and released as work is completed. We did not have any restricted funds at September 30, 2002.

        We are required to maintain reserves with certain lenders for capital expenditures, insurance, real estate taxes and debt service. As of September 30, 2002 and December 31, 2001, the aggregate amount of these reserves held by lenders is $11.6 million and $5.2 million, respectively, and is included with cash on the Consolidated Balance Sheets.

Investment in Securities

        We review our investments in securities for possible impairment whenever the market value of the securities falls below cost and, in our opinion, such decline represents an other than temporary impairment. Factors considered in this review include:

    •
    duration and extent, as well as reasons for which the market value has been less than cost

    •
    financial condition and near-term prospects of the investee, which includes consideration of proposed transactions known through Board of Directors participation

    •
    our ability and intent to retain the investment for a period of time to allow for a recovery in market value

        When an other than temporary impairment loss on an individual investment is considered to have occurred, we write down the cost basis of the security, and the charge is recorded in earnings.

Comprehensive Income

        In 1999, we adopted Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income at September 30, 2002 are as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2002	2002
Net income	$17,775	$37,062
Unrealized loss on marketable securities	(21)	(37)
Unrealized loss on derivative financial instruments	(857)	(857)

Total comprehensive income	$16,897	$36,168

Use of Estimates

        Preparing financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could differ from what we anticipated when we made these estimates.

Derivative Financial Instruments

        In January 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the normal course of business, we may use derivative financial instruments to manage or hedge interest rate risk. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. We assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

        To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Asset Disposal

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. We have adopted this standard and report operations from properties sold in 2002 as discontinued operations for the quarter and year-to-date periods ended September 30, 2002 and 2001.

New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early retirement of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." The adoption of this statement did not have a material effect on our financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective January 1, 2003, and we do not anticipate the adoption of this statement will have a material effect on our financial statements.

        In May 2002, the FASB issued Emerging Issues Task Force (EITF) No. 00-23, "Issues Related to the Accounting for Stock compensation under APB Opinion No. 25 and FASB Interpretation No. 44." EITF No. 00-23 requires nonrecourse notes receivable from officers be accounted for as retired and the collateral shares as repurchased at the shares' market value. We have applied EITF No. 00-23 and discuss it further in Note 11 of this Form 10-Q.

        In July 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions." SFAS 147 is effective for acquisitions on or after October 1, 2002. We do not anticipate the adoption of this statement will have a material effect on our financial statements.

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

        Also on March 21, 2001, PEI entered into a Securities Purchase Agreement with Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (Warburg Pincus), pursuant to which PEI agreed to sell to Warburg Pincus for an aggregate purchase price of $100,000,000

    •
    17,985,612 shares of a new class of preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock at $5.56 per share, par value $0.0001 per share (the Series B Preferred Stock)

    •
    a warrant to purchase an aggregate of 2.5 million shares of our common stock at an exercise price of $8.25 per share

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

        The following unaudited pro forma information for the three months and year-to-date period ended September 30, 2001 and unaudited actual results for the three months and year-to-date period ended September 30, 2002, have been presented as if the Merger had been completed on January 1, 2001. It also reflects the Series B Preferred Stock dividends and exchange of Excel Legacy senior notes and convertible debentures into Series A Preferred Stock. It does not reflect any application of proceeds from the sale of Series B Preferred Stock. We present pro forma information for comparative purposes only and the pro forma information may not be indicative of our actual results of operations had the Merger been completed on January 1, 2001 (amounts in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(actual)	(pro forma)	(actual)	(pro forma)
Total revenue	$30,170	$16,621	$88,705	$60,861
Net income	17,756	9,023	37,062	29,021
Preferred dividends	(12,241)	(14,624)	(36,549)	(38,573)

Net income (loss) applicable to common stockholders	$5,515	$(5,601)	$513	$(9,552)

Weighted average shares outstanding
Basic	39,167	40,726	40,201	40,726
Diluted	39,325	40,726	40,442	40,726
Income (Loss) per common share
Basic and diluted	$.14	$(.14)	$.01	$(.23)

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

	Three Months Ended September		Nine Months Ended September
	2002	2001	2002	2001
Weighted average shares outstanding	39,167,431	16,698,123	40,201,106	14,451,126
Effect of dilutive securities:
Employee stock options	157,399	—	241,111	—

Weighted average shares outstanding—assuming dilution	39,324,830	16,698,123	40,442,217	14,451,126

        There are 19,666,754 shares of Series B Preferred Stock outstanding and 1,900,510 shares payable as a dividend at September 30, 2002, which may be exchanged on a one-to-one basis into common stock, subject to adjustment, after September 18, 2003 if certain events occur.

Note 4—Real Estate Assets

Acquisitions

        During the first nine months of 2002, we acquired the following properties:

Location	Description	Date Acquired	Purchase Price (000's)	Mortgage (000's)
Ocala, FL	Shopping Center	5/3/02	$7,163	$—
Fort Lauderdale, FL	Pad	6/4/02	700	—
Phoenix, AZ	Shopping Center	6/6/02	9,816	5,787	(1)
Columbia, SC (1)	Shopping Center	6/7/02	8,035	—
Greenville, SC	Shopping Center	6/28/02	29,500	—
Sterling, VA (2)	Shopping Center	8/30/02	76,192	49,500	(2)

(1)
Mortgage assumed

(2)
Amount financed with purchase

        We funded these acquisitions using proceeds from tax-deferred exchange transactions on properties we sold in 2001 and 2002, by mortgage financing, by borrowing on our unsecured line of credit, and assuming mortgages.

        During the first nine months of 2001, we acquired the following properties:

Location	Description	Date Acquired	Purchase Price (000's)	Mortgage Assumed (000's)
Walnut Creek, CA	Land	1/4/01	$2,816	$—
Anaheim, CA	Land	1/29/01	23,288	—
Tempe, AZ	Shopping Center	5/18/01	23,914	14,137
Mesa, AZ	Shopping Center	5/18/01	31,367	21,360
Greensburg, IN (1)	Shopping Center	6/28/01	19,300	18,300

(1)
Capital Lease

        We funded these acquisitions using the proceeds from tax-deferred exchange transactions on properties we sold in 2000 and by assuming mortgages.

Dispositions

        During the first nine months of 2002, we sold the following properties for a net gain of $9.4 million:

Location	Description	Date Sold	Sales Price (000's)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684
Hollywood, FL	Land	4/19/02	1,028
San Diego/Pacific Beach, CA (1)	Self Storage Development	6/1/02	11,632
Walnut Creek, CA (1)	Self Storage Development	6/1/02	7,708
San Juan Capistrano, CA (1)	Self Storage Development	6/1/02	6,918
Glen Burnie, MD	Shopping Center	6/21/02	15,200
San Diego/Murphy Canyon, CA	Self Storage	8/29/02	29,688
Solana Beach, CA	Self Storage	8/29/02	16,282
Azusa, CA	Self Storage	9/30/02	6,537

(1)
Our equity in the development was exchanged for notes receivable with a participating interest

        During the first nine months of 2001, we sold the following properties for a net gain of $1.3 million:

Location	Description	Date Sold	Sales Price (000's)
Aurora, CO	Retail Building	1/11/01	$1,592
Sacramento/Bradshaw, CA	Office Building	6/1/01	5,125
San Diego/Southeast, CA	Retail Building	9/5/01	1,680

        We used the proceeds from the sale of properties to purchase additional properties in tax-deferred exchange transactions.

Destination Villages LLC

        We own a 55% interest in Destination Villages LLC. Destination Villages, LLC owns a Bermuda limited liability company that owns a hospitality project located in Bermuda, Daniel's Head Village

Resort (Daniel's Head). Daniel's Head was closed in the fourth quarter of 2001, primarily due to low occupancy rates as a result of the terrorist events in the United States that occurred on September 11, 2001. The project was encumbered by a $6.0 million loan with a Bermuda bank. In March 2002, we informed the Bermuda bank that we did not intend to reopen this project due to large projected operating losses and instead intended to sell the project to an identified buyer. This resulted in a default of the loan. On March 27, 2002, the Bermuda bank exercised its rights under Bermuda law and put the project in "receivership", which gives the bank the right to negotiate directly with this buyer as well as other potential buyers. We no longer have involvement in the operations of Daniel's Head and it is not included in our consolidated financial statements. For additional information on Daniel's Head, please refer to "Item 1—Legal Proceedings" located elsewhere in this Form 10-Q.

Note 5—Asset Impairment

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

Note 6—Discontinued Operations

        Included in the Consolidated Statements of Operations are the discontinued operations of our property at Glen Burnie, MD, and our self storage properties in San Diego/Murphy Canyon, CA, Solana Beach, CA and Azusa, CA which were sold during the year. Discontinued operations are summarized as follows (amounts in thousands):

	Third Quarter Three Months Ended September 30		Year-to-Date Nine Months Ended September 30
	2002	2001	2002	2001
Rental revenue	$858	$1,790	$4,306	5,532
Expenses
Operating and maintenance	5	46	124	663
Property taxes	3	40	108	258
Depreciation and amortization	164	312	796	936
Interest expense	129	196	519	589

	301	594	1,547	2,446

Income from operations	557	1,196	2,759	3,086
Net gain on sale of real estate	9,991	—	9,148	—

Net income	$10,548	$1,196	$11,907	$3,086

Note 7—Investments in Unconsolidated Real Estate Joint Ventures

        As of September 30, 2002 and December 31, 2001, we had the following investments in unconsolidated joint ventures, which we account for under the equity method of accounting (amounts in thousands):

Joint Venture	Ownership %	September 30 2002	December 31 2001
Orlando Business Park LLC	50%	$16,020	$16,000
Old Mill District Shops, LLC	50%	3,383	3,340
3017977 Nova Scotia Company	55%	3,148	2,822
Blackstone Ventures I	50%	2,578	2,288
Other	Various	277	378

Total		$25,406	$24,828

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

        Summarized unaudited financial information for the joint ventures is as follows (amounts in thousands):

	Total Assets		Debt		Total Equity
As of	September 30 2002	December 31 2001	September 30 2002	December 31 2001	September 30 2002	December 31 2001
	(Unaudited)
Orlando Business Park LLC (1)	$26,432	$26,069	$10,937	$10,136	$15,445	$15,879
Old Mill District Shops, LLC	24,007	23,300	17,939	17,243	5,817	5,976
3017977 Nova Scotia Company (1)	6,382	6,775	5,123	5,499	1,116	1,115
Blackstone Ventures I	11,135	11,075	8,797	8,153	2,167	2,721
Other (1)	277	378	—	—	277	378

	$68,233	$67,597	$42,796	$41,031	$24,822	$26,069

							Company's Share of Net Income (Loss)
	Total Revenues			Net Income (Loss)
Quarter ended September 30
	2002	2001		2002	2001		2002	2001
	(Unaudited)
Orlando Business Park LLC (1)	$—	$	N/A	$—	$	N/A	$—	$	N/A
Old Mill District Shops, LLC	646		131	(338)		(103)	(169)		(42)
3017977 Nova Scotia Company (1)	387		N/A	24		N/A	13		N/A
Blackstone Ventures I	320		372	490		19	474		71
Other (1)	—		N/A	—		N/A	—		N/A
Westcol Center, LLC (2)	N/A		1,151	N/A		351	N/A		175

	$1,353		$1,654	$176		$267	$318		$204

(1)
Joint ventures acquired from Excel Legacy in the Merger.
(2)
We sold our 50% share of this joint venture in December 2001 for $13.5 million and recognized no gain or loss on the sale.

Note 8—Notes Receivable

        We had $52.2 million in notes receivable outstanding at September 30, 2002 related to various projects. The notes bear interest ranging from 9.5% to 15.0% per year and are collateralized by the related projects or other real estate. Of these notes, $47.2 million involve entities controlled by one individual. Repayment of the notes is anticipated to occur from the completion of various development projects or other events. The largest note is for approximately $22.8 million related to a development project in Scottsdale, AZ. The remaining notes are each less than $10.0 million. The notes do not require cash payments on the interest until specified future dates, typically when the projects are completed or sold. The notes mature on various dates between 2002 and the earlier of the sale of the related projects, or 2003 to 2004. We also have $12.3 million in notes receivable related to the sale of our self storage development properties. These notes bear interest at 12% per year and are due May 1, 2003 or earlier, depending on stabilization of the properties. We do not recognize interest income on notes secured by development projects until the projects begin operations.

Note 9—Debt

Mortgages and Notes Payable

        We had the following mortgages and notes payable outstanding at September 30, 2002 and December 31, 2001 (amounts in thousands):

	September 30 2002	December 31 2001
Mortgages on five properties in Florida bearing fixed rates of interest ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$160,513	$161,517
Mortgage payable bearing interest at LIBOR plus 98 basis points (2.79% at September 30, 2002). The mortgage is collateralized by five of our properties and matures June 2004	121,375	121,375
Mortgages and notes payable on nine properties bearing interest ranging from 3.93% to 9.00%. The loans are collateralized by the properties and mature on various dates between April 2003 and February 2017	102,619	62,928
Revolving $100.0 million credit facility bearing interest at LIBOR plus 188 basis points (3.69% at September 30, 2002), maturing September 2004	61,000	31,500
Construction loan outstanding on a $46.0 million facility bearing interest at LIBOR plus 310 basis points (4.91% at September 30, 2002). The loan is due December 2002 and collateralized by a retail center in Newport, KY (see below)	38,500	26,706
Capital lease arrangements with an individual on three properties. The capital leases have effective interest rates ranging from 4.02% to 7.77% and mature on various dates between June 2004 and June 2005	34,032	29,872
Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 225 basis points (4.06% at September 30, 2002). The loan is collateralized by the property and matures April 2003	21,945	21,675
Note payable collateralized by IMAX equipment, without recourse, no interest. The note is due on demand	5,451	5,451
Convertible Debentures and Senior Notes (see below)	5,091	5,095
Note payable outstanding on a $4.7 million facility related to Newport, KY (see below), bearing interest at Prime plus 50 basis points (5.25% at September 30, 2002), due March 2003	4,737	4,737
Construction loans payable to a bank bearing interest at a 90-day LIBOR rate plus 275 basis points. The developments were sold and the loans of $14.2 million were assumed by a third party in May 2002, but we remain a guarantor on the loans until they mature in April 2003	—	7,167
Note payable to an individual bearing interest at 12.50%, repaid April 2002	—	6,000

Total	$555,263	$484,023

        We have a 69% interest in Newport on the Levee, LLC (Newport) that is developing a retail project in Newport, KY, of which the majority of construction was completed in October 2001. In addition to the $38.5 million, $4.7 million and $5.5 million notes in the above table, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at

11% due 2009. The bonds are guaranteed by us, by Newport, and the third party co-developers of the project. Newport has drawn on $43.7 million of the bonds at September 30, 2002.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at September 30, 2002 was as follows:

Joint Venture	September 30 2002	Debt Guaranteed
Orlando Business Park, LLC	$10,937	$10,937
Old Mill District Shops, LLC	17,939	14,401
Blackstone Ventures I	8,797	8,797
3017977 Nova Scotia Company	5,123	5,123

	$42,796	$39,258

        We also have guaranteed a $12.8 million note payable related to a development project in Scottsdale, AZ in which we have a $22.8 million note receivable with a participating interest.

        In connection with the sale of three self storage development properties in June 2002, we agreed to guarantee $14.2 million of debt the buyer assumed associated with the properties until April 2003, when the debt matures.

Convertible Debentures

        Prior to the Merger, Excel Legacy had $33.2 million in convertible debentures outstanding. As part of the Merger, $30.4 million of the debentures were exchanged for Series A Preferred Stock, with $2.8 million of debentures remaining. We redeemed the debentures in full in October 2002.

Senior Notes

        Prior to the Merger, Excel Legacy had $18.1 million in senior notes outstanding. As part of the Merger, $15.8 million of the notes were exchanged for Series A Preferred Stock, with $2.3 million of notes remaining. We redeemed the notes in full in October 2002.

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

        To manage interest rate risk, we may employ options, forwards, swaps, caps and floors, or a combination thereof, depending on the underlying exposure. We undertake a variety of borrowings from lines of credit to medium and long-term financings. To manage overall costs, we currently use derivative instruments to cap our exposure to variability in interest rates or to convert a portion of our variable-rate debt to fixed-rate debt. In July 2002, we paid $3.4 million for forward-starting, LIBOR-based interest rate caps with a combined notional value of $152 million and a strike of 7.0% to cap our exposure to interest rate variability on anticipated floating-rate debt. The interest rate caps are effective July 1, 2004, and continue through 2009 to 2010.

        We also use derivatives to protect the fair value of existing or anticipated fixed-rate debt. As of September 30, 2002, we had five amortizing swaps with approximately $161 million current notional value protecting the fair value of approximately $161 million fixed-rate debt from changes in value attributable to interest rate movement. In October 2002, we sold our five Interest Rate Swap Agreements back to the counter party for $13.8 million and will amortize the gain over the fixed-rate debt's remaining life through 2009 to 2010.

        The following table summarizes the notional values and fair values of our derivative financial instruments. The notional value at September 30, 2002 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk. The fixed rates shown below include spreads of 3.08% for the swaps maturing in 2009 and 3.77% for the swap maturing in 2010.

At September 30, 2002
Hedge Type	Current Notional Value ($000's)	Fixed Rate	Maturity	Fair Value ($000's)
Swap—Fair Value	$66,383	8.180%	2/1/2009	$5,973
Swap—Fair Value	32,203	9.000%	1/4/2010	3,116
Swap—Fair Value	28,856	8.180%	2/1/2009	2,597
Swap—Fair Value	23,247	8.180%	2/1/2009	2,092
Swap—Fair Value	10,142	8.180%	2/1/2009	938
Cap—Cash Flow	120,000	7.000%	2/1/2009	1,825
Cap—Cash Flow	32,000	7.000%	1/1/2010	671

        On September 30, 2002, the derivative instruments were reported at their fair value of $17.2 million in Other Assets.

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

        Cash Flow hedges hedge the future cash outflows of current or forecasted debt. Interest rate caps protect against variability in interest cash outflows above the cap strike rate. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either Accumulated Other Comprehensive Income or in earnings—depending on the hedging relationship. Unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings in the same period or periods that the hedged cash flows affect earnings. As of September 30, 2002, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $0.9 million. Within the next twelve months, we do not expect to reclassify any of this balance to earnings as the caps are forward starting and take effect July 1, 2004.

        We hedge our exposure to the variability in future cash flows for forecasted transactions other than interest-related cash flows over a maximum period of 12 months. During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in Accumulated Other Comprehensive Income. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings. We are not currently hedging exposure to variability in future cash flows for forecasted transactions other than interest-related cash flows on future anticipated debt.

Note 11—Related Party Transactions

        In connection with the Merger, we acquired $9.4 million in notes receivable from certain officers and affiliates of Excel Legacy, which are due March 2003. The notes are collateralized by approximately 2.9 million shares of our common stock. In the third quarter of 2002, the market value of these shares was less than the amounts due on the notes. The Sarbanes-Oxley Act of 2002, issued in the third quarter, prohibits any material changes to notes receivable from officers. As a result of these events and discussions related to the eventual disposition of the notes, we have applied Emerging Issues Task Force (EITF) 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" issued in 2002. EITF 00-23 requires accounting as if the shares had been repurchased and treated as treasury shares, with a corresponding issuance of a new stock option. The impact of EITF 00-23 on our third quarter financial statements was as follows:

    •
    we retired the notes receivable from officers and the 2.9 million shares securing the notes at the current market value in the third quarter of 2002. The shares collateralizing the notes are now treated as treasury stock and

    •
    we recorded a one-time non-cash charge of $2.8 million in compensation expense to record the difference between the note's book value and the value of the shares

        The above only impacts our accounting records. Legally, the notes and shares remain outstanding until the notes are repaid or otherwise settled. The 2.9 million shares are treated similar to stock options and are accounted for under variable option plan accounting in accordance with APB No. 25. This valuation had no impact on our financial statements for the third quarter of 2002.

        Prior to the Merger, Excel Legacy was responsible for the daily management of PEI, including property management, finance and administration. We reimbursed Excel Legacy for these services based on our historical costs for similar expenses. We expensed $0.7 million for these services during the third quarter of 2001 and $2.4 million for the nine month year-to-date period of 2001.

        Prior to the Merger, we executed a note receivable with Excel Legacy allowing them to borrow up to $40.0 million. During the third quarter of 2001 we recorded $0.9 million in interest income on this note, and $2.9 million for the nine month year-to-date period of 2001. As a result of the Merger, interest income is no longer recorded on this note.

        In connection with the San Diego/Rancho Bernardo, CA office building purchased from Excel Legacy, we leased the building back to Excel Legacy under a 10-year lease agreement. We recorded $0.3 million of rental revenue from Excel Legacy in connection with this lease during the third quarter of 2001, and $1.1 million for the nine months year-to-date period of 2001. Due to the Merger, rental revenue is no longer recorded on this lease.

        In connection with the purchase of the Anaheim land in the first quarter of 2001, we executed a ground lease agreement with Excel Legacy. The lease has a term of 50 years and requires payments of $2.8 million per year in rent. During the third quarter of 2001, we recorded $0.6 million in rental revenue from Excel Legacy related to this lease, and $1.8 million for the nine month year-to-date period of 2001. Due to the Merger, rental revenue is no longer recorded on this lease.

        We discuss other related party transactions in Note 2.

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

        In Management's Discussion and Analysis we explain our general financial condition and results of operations including:

    •
    why revenues, costs and earnings changed from the prior period

    •
    funds from operations (FFO)

    •
    how we used cash for capital projects and dividends and how we expect to use cash in the remainder of 2002 and in 2003

    •
    where we plan on obtaining cash for future dividend payments and future capital expenditures

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

Real Estate Assets and Depreciation

        We record real estate assets at historical costs and adjust them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of Excel Legacy's real estate assets to fair value at the time of the Merger. Our consolidated balance sheets at September 30, 2002 and December 31, 2001 reflect the new basis of those real estate assets.

        We expense as incurred ordinary repairs and maintenance costs, which include building painting, parking lot repairs, etc. We capitalize major replacements and improvements, which include HVAC equipment, roofs, etc., and depreciate them over their estimated useful lives.

        We compute real estate asset depreciation on a straight-line basis over their estimated useful lives, as follows:

Land improvements	40 years
Building and improvements	20 to 40 years
Tenant improvements	Lesser of the lease term or 10 years
Fixtures and equipment	3-7 years

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

Derivative Instruments and Hedging Activities

        We follow the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the normal course of business, we may use derivative financial instruments to manage or hedge interest rate risk. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. We assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

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

Asset Disposal

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. We have adopted this statement and report discontinued operations for the quarter and nine month period ended September 30, 2002.

Rental Revenues

	Amount	Change	Percent Change
3rd Quarter 2002	$30,170	$12,039	66%
3rd Quarter 2001	18,131	—	—
Year-to-Date 2002	88,705	37,389	72%
Year-to-Date 2001	51,316	—	—

        Revenues increased $12.0 million to $30.2 million in the third quarter of 2002 compared to the same period in 2001 primarily because:

    •
    properties we acquired during 2001 and 2002 generated $12.2 million of additional revenues

    •
    properties we owned both years generated $0.5 million of additional revenues

    •
    partially offsetting these increases were revenues from properties we sold, which contributed $0.7 million of revenues in 2001

        Revenues increased $37.4 million to $88.7 million in the nine month year-to-date period of 2002 compared to the same period in 2001 primarily because:

    •
    properties we acquired during 2001 and 2002 generated $36.4 million of additional revenues

    •
    properties we owned both years generated $3.4 million of additional revenues, including a $2.3 million termination fee received in the second quarter of 2002

    •
    partially offsetting these increases were revenues from properties we sold, which contributed $2.4 million of revenues in 2001

Expenses

	Amount	Change	Percent Change
3rd Quarter 2002	$18,342	$10,635	138%
3rd Quarter 2001	7,707	—	—
Year-to-Date 2002	50,035	28,346	131%
Year-to-Date 2001	21,689	—	—

        Expenses increased $10.6 million to $18.3 million in the third quarter of 2002 compared to 2001 primarily because:

    •
    properties we acquired in 2001 and 2002 generated $7.1 million of additional expenses

    •
    general and administrative expense increased $3.7 million, primarily due to additional non-cash compensation expense of $2.8 million to record the difference between the officers' notes book value and the market value of the related shares in the third quarter of 2002

    •
    these increases to expenses were partially offset by expenses from properties we sold, which contributed $0.2 million to expenses in the third quarter of 2001

        Expenses increased $28.3 million to $50.0 million for the year-to-date period ended September 2002 compared to 2001 primarily because:

    •
    properties we acquired in 2002 and 2001 generated $20.1 million of additional expenses

    •
    general and administrative expense increased $6.4 million, primarily due to additional compensation expense of $2.8 million to record the difference between the officers' notes book value and the value of the related shares. General and administrative expense also increased due to legal fees and other costs of $1.5 million related to our investment in Destination Villages, LLC.

    •
    we recognized an impairment loss of $2.5 million on one of our properties in the second quarter of 2002. The loss was based on the assessed fair value of the property

    •
    expenses from properties we owned in both years increased by $0.3 million

    •
    these increases to expenses were partially offset by expenses from properties we sold, which contributed $1.0 million to expenses in the prior year

Operating Income

	Amount	Change	Percent Change
3rd Quarter 2002	$11,828	$1,404	13%
3rd Quarter 2001	10,424	—	—
Year-to-Date 2002	38,670	9,043	31%
Year-to-Date 2001	29,627	—	—

        Operating income increased for the third quarter and year-to-date periods of 2002 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
3rd Quarter 2002	$6,157	$2,341	61%
3rd Quarter 2001	3,816	—	—
Year-to-Date 2002	18,045	7,693	74%
Year-to-Date 2001	10,352	—	—

        Interest expense increased $2.3 million in the third quarter of 2002 because we had an average of $524.1 million debt outstanding compared to $270.8 million in the third quarter of 2001. Interest expense increased $7.7 million for the year-to-date period compared to 2001 because during the third quarter of 2002 we had an average of $503.3 for the nine month year-to-date period of 2002 compared to $226.6 for the same period in 2001. The increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt and by the use of interest rate swap agreements which exchange rates on some of our fixed rate debt for lower variable rates.

        The weighted average interest rate on our variable rate debt decreased to 3.5% on September 30, 2002 from 5.2% on September 30, 2001. We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-Q.

Interest Income

	Amount	Change	Percent Change
3rd Quarter 2002	$1,219	$(206)	-14%
3rd Quarter 2001	1,425	—	—
Year-to-Date 2002	3,607	(1,461)	-29%
Year-to-Date 2001	5,068	—	—

        Interest income decreased $0.2 million in the third quarter of 2002 compared to 2001 primarily because:

    •
    during the third quarter of 2001, we recorded $0.9 million in interest income on our note with Excel Legacy. As a result of the Merger, interest income is no longer recorded on this note

    •
    partially offsetting this decrease was an increase in interest income of $0.7 million from other developers' notes receivable

        Interest income decreased $1.5 million in the nine month year-to-date period ended September 2002 compared to the same period in 2001 primarily because:

    •
    during the nine months ended September 2001 we recorded $2.9 million in interest income on our note with Excel Legacy. As a result of the Merger, interest income is no longer recorded on this note

    •
    partially offsetting this decrease was an increase in interest income of $1.4 million from other developers' notes receivable

Gain/Loss on Sale of Real Estate

        During the first nine months of 2002, we sold the following non-depreciable properties for a net gain of $0.3 million:

Location	Description	Date Sold	Sales Price (000's)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684
Hollywood, FL	Land	4/19/02	1,028
San Diego/Pacific Beach, CA	Self Storage Development	6/1/02	11,632
Walnut Creek, CA	Self Storage Development	6/1/02	7,708
San Juan Capistrano, CA	Self Storage Development	6/1/02	6,918

        Also during the first nine months of 2002, we sold the following operating properties and recorded a net gain of $9.1 million. This gain is recorded as discontinued operations in the Consolidated Statements of Operations in accordance with SFAS No.144.

Location	Description	Date Sold	Sales Price (000's)
Glen Burnie, MD	Shopping Center	6/21/02	$15,200
San Diego/Murphy Canyon, CA	Self Storage	8/29/02	29,688
Solana Beach, CA	Self Storage	8/29/02	16,282
Azusa, CA	Self Storage	9/30/02	6,537

        During the first nine months of 2001, we sold the following properties for a net gain of $1.3 million:

Location	Description	Date Sold	Sales Price (000's)
Aurora, CO	Retail Building	1/15/01	$1,592
Sacramento, CA	Office Building	6/1/01	5,125
San Diego/Southeast, CA	Retail Building	9/5/01	1,680

Funds From Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income	$17,756	$9,766	$37,062	$29,467
Depreciation and amortization	4,503	2,282	12,620	6,194
Depreciation and amortization of discontinued operations	164	312	796	936
Price Legacy's share of joint venture depreciation	171	154	477	458
Depreciation of non-real estate assets	(36)	(10)	(120)	(36)
Asset impairment	—	—	2,528	—
Gain on sale of depreciable real estate	—	(161)	—	(1,321)
Gain on sale of discontinued operations	(9,991)	—	(9,148)	—

FFO before preferred dividends	12,567	12,343	44,215	35,698
Preferred dividends	(12,241)	(8,761)	(36,549)	(25,505)

FFO	$326	$3,582	$7,666	$10,193

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net cash provided by (used in):
Operating activities	$11,772	$11,132	$35,560	$29,425
Investing activities	(32,755)	(7,614)	(86,279)	(72,624)
Financing activities	38,960	8,931	57,112	16,325
Significant non-cash items:
Deferred rents	$828	$891	$3,403	$2,279
Series B Preferred dividends	2,639	296	7,743	296
Compensation expense	2,836	—	2,836	—

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

        FFO before preferred dividends during the third quarter of 2002 increased $0.2 million or 1.8% to $12.6 million compared to the third quarter of 2001 primarily because:

    •
    properties we acquired during 2001 and 2002 contributed an additional $7.3 million to FFO

    •
    properties we owned in both years increased FFO by $0.4 million

    •
    partially offsetting this increase are decreases to FFO for the following as discussed above:

    •
    increased general and administrative expense of $3.7 million, including a one-time non cash charge to compensation expense to record the difference between the officers' notes book value and the value of the related shares as previously discussed

    •
    increased interest expense of $2.3 million

    •
    properties sold, which contributed $1.3 million to FFO in the previous year

    •
    decreased interest income of $0.2 million

        FFO before preferred dividends during the nine month year-to-date period of 2002 increased $8.5 million or 23.9% to $44.2 million compared to the third quarter of 2001 primarily because:

    •
    properties we acquired during 2001 and 2002 contributed an additional $22.6 million to FFO

    •
    properties we owned in both years contributed an additional $3.2 million to FFO, primarily due to a non-recurring lease termination fee of $2.3 million received in the second quarter of 2002

    •
    gain on non-depreciable land sold during the year contributed $0.3 million to FFO

    •
    partially offsetting these increases are decreases to FFO for the following as discussed above:

    •
    increased interest expense of $7.7 million

    •
    increased general and administrative expense of $6.4 million

    •
    properties sold, which contributed $2.2 million to FFO in the previous year

    •
    decreased interest income of $1.5 million

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

        In September 2001, we obtained a $100.0 million unsecured credit facility with Fleet Bank as agent. The facility has a three-year term and has a current interest rate of LIBOR plus 188 basis points. The rate may vary between 150 and 188 basis points based on our leverage and other financial ratios. At September 30, 2002, we had $61.0 million outstanding on the facility at a 3.7% weighted average interest rate.

        In February 2002, we filed a $500 million shelf-registration statement pursuant to which we may issue debt securities, preferred stock, depositary shares, common stock, warrants or rights. We have not issued any instruments from this shelf-registration.

        In April 2002, we entered into five Interest Rate Swap Agreements with Fleet Bank that are accounted for under SFAS No. 133. The combined notional amount is approximately $161 million and the maturities range from 2009 to 2010. We paid monthly interest of LIBOR plus 3.08% to 3.77%

(4.26% to 4.95% based upon LIBOR rates at September 30, 2002) and Fleet Bank assumed our fixed rates of 8.18% to 9.00%. These swaps hedge the fair value of fixed-rate debt and as the swaps change in fair value, both the swaps and the hedged debt will be adjusted on the Consolidated Balance Sheets. In October 2002, we sold the five swaps back to the counter party for $13.8 million and will amortize the gain over the fixed-rate debt's remaining life through 2009 to 2010.

        In July 2002, we entered into four Interest Rate Cap Agreements with Wells Fargo Bank and Fleet Bank that are also accounted for under SFAS No. 133. The combined notional amount is $152.0 million and the maturities range from 2009 to 2010. The agreements cap our variable rate risk on one month LIBOR interest at 7%.

        In October 2001, our Board of Directors approved the repurchase of up to $10.0 million of our outstanding common stock. In September 2002, we repurchased 546,900 shares of our common stock on the open market for approximately $1.6 million.

        We have $64.5 million in notes receivable at September 30, 2002. These notes are primarily due from developers and are collateralized by the related projects or other real estate. Of these notes, $47.2 million involve entities controlled by one individual. Approximately $52.1 million of these notes do not require cash payments on the interest until specified future dates, typically when the projects are completed or sold. Also included are notes receivable of $12.3 million we obtained from the buyers of our recently completed self storage development properties. These notes are payable on May 31, 2003 or earlier, depending on stabilization of the properties.

        We continue to evaluate various properties for acquisition or development and continue to evaluate other investment opportunities. We anticipate borrowing available amounts on our credit facility or mortgages to fund these acquisition and development opportunities. We also anticipate obtaining construction loans to fund our development activities. During the nine months ended September 30, 2002 we purchased six properties for a total of $131.4 million. We used proceeds from tax-deferred exchange transactions on properties sold in 2001 and 2002, mortgage financing, borrowings on our unsecured line of credit, and assumed loans to fund these acquisitions.

        From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. During the nine months ended September 30, 2002 we sold three parcels of land for $3.1 million, three self storage development properties for $26.3 million, three self storage operating properties for $52.5 million and one operating retail property for $15.2 million. When we sell an operating property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

        We are contemplating purchasing various properties and selling certain other properties. As we sell properties, our cash flows from operations may decrease until the proceeds are reinvested into new properties.

        We have a significant retail project in Newport, KY. The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased. The project opened in October 2001. At present the project is approximately 67% occupied and 77% leased, excluding ground leases.

        We also have two significant retail development projects in which construction will continue through 2002 and 2003. The Temecula, CA project is an open-air retail shopping center with Wal-Mart, Kohl's and other tenants. We estimate $16.0 million remaining to complete construction. We expect to fund the remaining cost through a construction loan. The Anaheim Garden Walk project in Anaheim, CA, located at the corner of Harbor Blvd. and Disney Way will consist of an open-air retail center and three hotels. Total cost of the retail portion's first phase of this project is approximately $110 million. Additional phases may be developed over the next eight years based on the success of the first phase. We expect to fund construction costs through a construction loan, sales of adjacent land parcels for hotels or potential joint venture investors.

        The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of September 30, 2002:

	Contractual Cash Obligations
	2002	2003	2004	2005	2006	Thereafter	Total
Mortgages and notes payable	$44,872	$39,790	$205,845	$23,259	$5,142	$236,355	$555,263
Capital lease obligations	199	796	796	796	796	16,252	19,635

Total	$45,071	$40,586	$206,641	$24,055	$5,938	$252,607	$574,898

        In 2002 and 2003, we plan to use cash flow from operations to fund our principal payments due on mortgages and we plan to refinance or borrow on our unsecured line of credit to repay debt maturing in 2002 and 2003.

Off-Balance Sheet Financing Matters

        Also related to our Newport, KY project discussed previously, the City of Newport, KY in 1999 issued two series of public improvement bonds related to the Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by the Newport project, the Company, and the project's third party developers. As of September 30, 2002, Newport had drawn on $43.7 million of the bonds for construction incurred prior to that date.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at September 30, 2002 is as follows:

Joint Venture	September 30 2002	Debt Guaranteed
Orlando Business Park, LLC	$10,937	$10,937
Old Mill District Shops, LLC	17,939	14,401
Blackstone Ventures I	8,797	8,797
3017977 Nova Scotia Company	5,123	5,123

	$42,796	$39,258

        We also have guaranteed a $12.8 million note payable related to a development project in Scottsdale, AZ and have a $22.8 million note receivable with a participating interest.

        In connection with the sale of three self storage development properties in June 2002, we agreed to guarantee $14.2 million of debt associated with the properties that was assumed by the buyer in the transaction. We guarantee this debt until it matures in April 2003.

Transactions with Related and Certain Other Parties

        In connection with the Merger, we acquired $9.4 million in notes receivable from certain officers and affiliates of Excel Legacy, which are due March 2003. The notes are collateralized by approximately 2.9 million shares of our common stock. In the third quarter of 2002, the market value of these shares was less than the amounts due on the notes. The Sarbanes-Oxley Act of 2002, issued in the third quarter, prohibits any material changes to notes receivable from officers. As a result of these events and discussions related to the eventual disposition of the notes, we have applied Emerging Issues Task Force (EITF) 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" issued in 2002. EITF 00-23 requires accounting as if the shares had been repurchased and treated as treasury shares, with a corresponding issuance of a new stock option. The impact of EITF 00-23 on our third quarter financial statements was as follows:

  •
  we retired the notes receivable from officers and the 2.9 million shares securing the notes at the current market value in the third quarter of 2002. The shares collateralizing the notes are now treated as treasury stock and

  •
  we recorded a one-time non-cash charge of $2.8 million in compensation expense to record the difference between the note's book value and the value of the shares

        The above only impacts our accounting records. Legally, the notes and shares remain outstanding until the notes are repaid or otherwise settled. The 2.9 million shares are treated similar to stock options and are accounted for under variable option plan accounting in accordance with APB No. 25. This valuation had no impact on our financial statements for the third quarter of 2002.

        Prior to the Merger, Excel Legacy was responsible for the daily management of PEI, including property management, finance and administration. We reimbursed Excel Legacy for these services based on historical costs for similar expenses. We expensed $0.7 million for these services during the third quarter of 2001, and $2.4 million for the nine month year-to-date period of 2001.

        Prior to the Merger, we executed a note receivable with Excel Legacy allowing them to borrow up to $40.0 million. During the third quarter of 2001, we recorded $0.9 million in interest income from Excel Legacy on this note and $2.9 million for the nine month year-to-date period of 2001. As a result of the Merger, interest income is no longer recorded on this note.

        In connection with the San Diego/Rancho Bernardo, CA office building purchased from Excel Legacy, we leased the building back to Excel Legacy under a 10-year lease agreement. We recorded $0.3 million of rental revenue from Excel Legacy in connection with this lease during the third quarter of 2001, and $1.1 million for the nine month year-to-date period of 2001. Due to the Merger, rental revenue is no longer recorded on this lease.

        In connection with the purchase of the Anaheim land in the first quarter of 2001, we executed a ground lease agreement with Excel Legacy. The lease has a term of 50 years and requires payments of $2.8 million per year in rent. During the third quarter of 2001 we recorded $0.6 million in rental revenue from Excel Legacy related to this lease and $1.8 million for the nine month year-to-date period of 2001. Due to the Merger, rental revenue is no longer recorded on this lease.

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

        We had $280.3 million in variable rate debt outstanding at September 30, 2002. Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $2.8 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

        Also, as previously discussed, we entered into five fair-value interest rate swap agreements for $161 million in April 2002. These swap agreements effectively convert $161 million of fixed rate loans with interest rates ranging from 8.18% to 9% to variable interest rates. The fair value of these interest rate swap agreements represents the estimated amount we would receive if we terminated the agreements. In October 2002, we sold the five swaps for $13.8 million and will amortize the gain over the fixed-rate debt's remaining life.

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

        The following table presents the scheduled principal payments on notes receivable and the scheduled principal payments on mortgages payable over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. We determine the fair value of financial instruments through the use of discounted cash flows analysis using current interest rates for notes receivable with terms and credit characteristics similar to our existing portfolio and borrowings under terms similar to our existing mortgages payable. Accordingly, we have determined that the carrying value of our financial instruments at September 30, 2002 approximated fair value.

	Expected Maturity Date (dollar amounts in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$19,228	$39,434	$4,375	—	—	$1,435	$64,472	$64,472
Average interest rate	13%	12%	12%	—	—	11%	12%
Mortgages and notes payable	$44,872	$39,790	$205,845	$23,259	$5,142	$236,355	$555,263	$555,263
Average interest rate	4%	5%	3%	8%	7%	7%	5%

ITEM 4—CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this quarterly report, under the supervision and with the participation of certain management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

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

        The trial of this matter concluded on March 19, 2002. The trial judge dismissed both the complaint and cross-complaint, and granted nothing to Mr. Geyser under any of his allegations. On June 5, 2002, Mr. Geyser filed an appeal and Excel Legacy subsequently filed a cross-appeal against Mr. Geyser.

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

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are included herein or incorporated by reference:

    None

  (b)
  Reports on Form 8-K

    We filed a report on Form 8-K on August 29, 2002 relating to the sale of two self storage properties for $45.9 million and the acquisition of a retail property for $76.2 million.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE LEGACY CORPORATION Registrant
Date: November 12, 2002	/s/ GARY B. SABIN Gary B. Sabin Chief Executive Officer
Date: November 12, 2002	/s/ JAMES NAKAGAWA James Y. Nakagawa Chief Financial Officer

CERTIFICATIONS

        I, Gary B. Sabin, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Price Legacy Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ GARY B. SABIN Gary B. Sabin Chief Executive Officer

        I, James Y. Nakagawa, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Price Legacy Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ JAMES NAKAGAWA James Y. Nakagawa Chief Financial Officer

QuickLinks

PRICE LEGACY CORPORATION INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
PRICE LEGACY CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF INCOME (unaudited—amounts in thousands, except per share data)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited—amounts in thousands)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited—amounts in thousands)
PRICE LEGACY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2002
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS