Form 10-K
period 2002-12-31
PRICE LEGACY CORP
filed 2003-03-27
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-20449

PRICE LEGACY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0628740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17140 Bernardo Center Drive, Suite 300, San Diego, California 92128
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 858-675-9400

Securities registered pursuant to Section 12(b) of the Act:
 Common Stock $.0001 Par Value

Securities registered pursuant to Section 12(g) of the Act:
 8 3/4% Series A Cumulative Redeemable
Preferred Stock $.0001 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 28, 2002 was $84,431,744 based on the last reported sale price of $3.85 per share on June 28, 2002.

        The number of outstanding shares of the registrant's common stock as of March 14, 2003 was 36,982,415.

        DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 2003.

PRICE LEGACY CORPORATION

Annual Report on Form 10-K

For the Year Ended December 31, 2002

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this Annual Report on Form 10-K. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Price Legacy Corporation, including, among other things:

  •
  the effect of economic, credit and capital market conditions in general and on real estate companies in particular, including changes in interest rates

  •
  our ability to compete effectively

  •
  developments in the retail industry

  •
  the financial stability of Price Legacy's tenants, including our reliance on major tenants

  •
  our ability to successfully complete real estate acquisitions, developments and dispositions

  •
  the financial performance of our properties, joint ventures and investments

  •
  government approvals, actions and initiatives, including the need for compliance with environmental requirements

  •
  our ability to continue to qualify as a real estate investment trust, or REIT

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

        Price Legacy continues to operate as a REIT focused on open-air retail properties throughout the United States. Our current property portfolio mainly consists of open-air shopping centers leased to retail tenants. At December 31, 2002, we owned 42 commercial real estate properties, two of which were held through majority-owned joint ventures, and one property subject to a ground lease. We also owned three parcels of land under development and five parcels of land held for future development or sale. In addition to the above property portfolio, we held 50-55% ownership interests in three joint ventures. In total, we held an interest in 53 properties.

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

Overview of the Company's Business

        Our current property portfolio consists primarily of open-air shopping centers leased to major retail tenants including Costco, The Home Depot, Kmart, The Sports Authority, Lowe's, AMC Theaters, Marshall's and Wal-Mart. We receive approximately 32% of annual minimum rents from tenants with investment grade credit ratings. National tenants, which we define as tenants located in at least three states, contribute approximately 78% of annual minimum rents.

        For a description of our properties and of material developments during the year regarding these investments and our Company as a whole please refer to "Item 2—Properties" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this Form 10-K.

        Our website address is www.PriceLegacy.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission.

        Our business strategy is to enhance the value and operating income of our portfolio by, among other things, leasing vacancies in our existing properties, acquiring new investment properties and completing the development of existing properties. In making new real estate investments, we emphasize acquiring well-located income-producing open-air shopping centers, principally occupied by national and credit rated tenants with attractive yields and potential for increases in income and capital appreciation. We will also, from time to time, consider disposing or exchanging existing investments in order to improve our investment portfolio or increase our funds from operations. We continuously evaluate our properties and review potential strategies of repositioning or redeveloping our properties in order to maximize FFO and enhance property values. Our investment and portfolio management goal is maximizing long-term FFO.

        We generally provide property management for our properties. Self-management enables us to more closely control leasing and management of our property. Internal property management also provides opportunities for operating efficiencies by enabling us to acquire additional properties without proportionate increases in property management expenses. Our property management program is implemented by property management and leasing professionals located in offices in San Diego, CA, Fountain Valley, CA, Scottsdale, AZ, Sterling, VA, and Hollywood, FL. We also have an office in Salt Lake City, UT which coordinates the acquisition and disposition of our properties.

        Our operating results are influenced by:

  •
  performance and continuing viability of the existing tenants in our current real estate investment portfolio

  •
  the existence of new replacement tenants

  •
  competition from other retail centers and other forms of retail shopping, including internet commerce

  •
  the level of operating and capital expenses, including interest rates

        Our growth depends on:

  •
  increased returns from our existing real estate investment properties

  •
  availability of attractive new real estate investment opportunities

  •
  cost of capital related to existing and new real estate investments

  •
  future income on projects currently under development and assets not currently generating income

  •
  additional income on recently completed but not yet stabilized development projects

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

Significant Tenants

        Our ten largest tenants accounted for approximately 35% of our total GLA and approximately 35% of our total annual minimum rent revenues in 2002. We show certain information about these tenants in the following table for the year ended December 31, 2002 (dollars in thousands):

Tenant	Number of Leases	Area Under Lease (sq. ft)	Percent of GLA Under Lease	Annual Minimum Rent	Percent of Total Annual Minimum Rent
Costco	4	618,192	7.0%	$8,661.5	8.9%
The Home Depot	4	472,163	5.4%	4,163.7	4.3%
Kmart	4	461,829	5.2%	4,107.1	4.2%
The Sports Authority	6	266,472	3.0%	3,478.0	3.6%
Lowe's	4	501,054	5.7%	2,582.8	2.6%
AMC Theaters	2	122,557	1.4%	2,566.9	2.6%
Marshall's	4	146,176	1.7%	2,432.6	2.5%
AT&T Wireless	1	126,005	1.4%	2,132.0	2.2%
Linens 'N Things	4	138,936	1.6%	2,012.1	2.1%
BJ's Wholesale Club	2	218,505	2.5%	1,921.5	2.0%

	35	3,071,889	34.9%	$34,058.2	35.0%

        It is not uncommon for economic conditions, market surpluses of retail space, internet purchasing and competitive pressures to negatively impact a retail operator's financial results, especially smaller retail operators. When a tenant files for bankruptcy we assess our alternatives for the potentially available space. Kmart, our third largest tenant, filed voluntary petitions for reorganization under Chapter 11 of the U. S. Bankruptcy Code on January 22, 2002. In February 2002, Kmart rejected the lease on a vacant Builder's Square at one of our properties which we have subsequently released. On January 28, 2003, Kmart received permission from the Bankruptcy Court to close an additional 316 stores, including one at our Westbury, NY property. We are currently unable to determine the ultimate impact Kmart's bankruptcy will have on our operations. We discuss Kmart further in "Factors That May Affect Future Performance" located elsewhere in this Form 10-K.

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

Corporate Headquarters

        Our headquarters are located at 17140 Bernardo Center Drive, Suite 300, San Diego, CA 92128, and we believe that our current facilities meet our expected requirements over the next 12 months. Our telephone number is (858)675-9400. As of March 1, 2003, we and our consolidated subsidiaries had approximately 134 employees.

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

        We rely on Costco for 8.9% of our annual minimum rent revenue, and any financial difficulties faced by this or any other significant tenant may harm our business and impair our stock price.    Our financial position, results of operations and ability to make distributions to our stockholders may be adversely affected by financial difficulties experienced by any of our major tenants, including Costco, Home Depot, Kmart, and The Sports Authority. Although failure on the part of a tenant to materially comply with the terms of a lease, including failure to pay rent, would give us the right to terminate the lease, repossess the property and enforce the payment obligations under the lease, we could experience substantial delays and costs in doing so. We may not be able to enforce the payment obligations against the defaulting tenant, find another tenant or, if another tenant were found, enter into a new lease on favorable terms. Our largest tenant is Costco, which accounted for approximately 8.9% of our total annual minimum rent revenue in 2002. In addition to our four properties where Costco is the major tenant, Costco warehouses are adjacent to an additional 11 of our properties. If Costco or any other major tenant chooses to terminate or not to renew its lease, our financial condition and business could be materially harmed.

        The bankruptcy or insolvency of a major tenant or a number of smaller tenants may have an adverse impact on the properties affected and on the income produced by such properties. Kmart, our third largest tenant, filed for Chapter 11 bankruptcy protection in January 2002. We had four Kmart store leases that represented approximately 4.2% of our annualized base rental income at December 31, 2002.

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

        In January 2003 Kmart announced it may close the store at our Westbury, NY property. Minimum rents for 2002 related to this lease were $2.0 million. House 2 Home, a tenant at our Inglewood, CA property, also filed for Chapter 11 bankruptcy protection in 2001 and has closed its store. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If a tenant in bankruptcy assumes its lease with us, such tenant must cure all defaults under the lease and provide us with the adequate assurance of its future performance under the lease. If a tenant in bankruptcy rejects the lease, our claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. We may not receive all amounts owed to us under terms of a lease if a tenant rejects a lease in bankruptcy due to certain limits imposed by bankruptcy laws.

        Our financial performance depends on regional economic conditions since many of our properties and investments are located in California, Arizona, and Florida.    Our properties and real estate related investments include 35 properties located in three states: 17 in California, nine in Arizona, and nine in Florida. With such a large number of properties and real estate related investments in these states, we may be exposed to greater economic risks than if they were located in several geographic regions. Our revenue from, and the value of, the properties and investments located in these states may be affected by a number of factors, including an oversupply of, or reduced demand for, real estate properties and downturns in the local economic climate caused by high unemployment, business downsizing, industry slowdowns, changing demographics and other factors. A general downturn in the economy or real estate conditions in California, Arizona, or Florida could impair our financial condition and materially harm our business. Further, due to the relatively high cost of real estate in these states, the real estate market in these regions may be more sensitive to fluctuations in interest rates and general economic conditions than other regions of the United States. We do not have any limitations or targets for the concentration of the geographic location of our properties and, accordingly, the risks associated with this geographic concentration will increase if we acquire additional properties in these states.

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

        Illiquidity of real estate investments may make it difficult for us to sell properties in response to market conditions.    Equity real estate investments are relatively illiquid and therefore will tend to limit our ability to vary our portfolio promptly in response to changing economic or other conditions. To the extent the properties are not subject to triple net leases, some significant expenditures such as real estate taxes and maintenance costs are generally not reduced when circumstances cause a reduction in income from the investment. Should these events occur, our income and funds available for distribution could be adversely affected. In addition, REIT requirements may subject us to confiscatory taxes on gain recognized from the sale of property if the property is considered to be held primarily for sale in the ordinary course of our trade or business. To prevent these taxes, we may comply with safe harbor rules relating to the number of properties sold in a year, how long we owned the properties, their tax bases and the cost of improvements made to those properties. However, we cannot make any assurance that we will be able to successfully comply with these safe harbors and, in the event that compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future.

        Our substantial leverage may be difficult to service and could adversely affect our business.    As of December 31, 2002, we had outstanding borrowings of approximately $548.1 million, requiring an estimated annual debt service of approximately $29.6 million. In addition, we have guaranteed $115.4 million in debt not on our balance sheet. We are exposed to the risks normally associated with debt financing, which may materially harm our business, including the following:

  •
  our cash flow may be insufficient to meet required payments of principal and interest on borrowings and this insufficiency may leave us with insufficient cash resources to pay operating expenses

  •
  we may not be able to refinance debt at maturity

  •
  if refinanced, the terms of refinancing may not be as favorable as the original terms of the debt

        Our credit facility requires us to comply with specified financial covenants, the most restrictive of which relate to fixed charge coverage and leverage. Covenants in some of our construction loans are also tied to our credit facility. We were in compliance with all covenants in our credit facility at December 31, 2002, and are closely monitoring our operating results in 2003 as they relate to compliance with such covenants, in particular fixed charge coverage and leverage. If we are unable to satisfy any of these covenants, we would need to obtain waivers from our lenders. There can be no assurance that any such waivers would be forthcoming. Any violation that is not waived could result in an event of default, allowing the lenders to declare all amounts outstanding to be immediately due and payable, which could have a material adverse effect on our business and financial condition.

        Rising interest rates may adversely affect our cash flow and business.    We have $284.4 million in debt which bears interest at variable rates. Variable rate debt creates higher debt payments if market interest rates increase. We may incur additional debt in the future that also bears interest at variable rates. Higher debt payments as a result of an increase in interest rates could adversely affect our cash flows, cause us to default under some debt obligations or agreements, and materially harm our business.

        We face risks associated with our equity investments in and with, or loans to, third parties because of our lack of control over the underlying real estate assets.    As part of our growth strategy, we may invest in shares of REITs or other entities that invest in real estate assets. In these cases, we will be relying on the assets, investments and management of the REIT or other entity in which we invest. These entities and their properties will be exposed to the risks normally associated with the ownership and operation of real estate. We may partner or joint venture with or make loans to other parties developing real estate and related assets. In these cases, we will not be the only entity making decisions relating to the property, partnership, joint venture or other entity. Risks associated with investments in, or loans to, partnerships, joint ventures or other entities include:

  •
  the possibility that our partners or borrowers might experience serious financial difficulties or fail to fund their share of required investment contributions or pay their obligations under our loans

  •
  our partners or borrowers might have economic or other business interests or goals which are inconsistent with our business interests or goals, resulting in impasse or decisions which are contrary to our business interests or goals

  •
  our partners or borrowers may take action contrary to our instructions or requests and adverse to our policies and objectives, including our policy with respect to maintaining our qualification as a REIT

  •
  the possibility that a third-party lender senior to us could take actions to foreclose upon its lien and jeopardize the repayment of our loan

  •
  the possibility that a borrower's inability to obtain the entitlements with respect to a development property or other related asset could delay or prevent the repayment of our loan

  •
  the possibility that the collateral securing a loan made by us may not have a value equal to the outstanding amount of the loan to which the collateral relates, and that contractual provisions or legal limitations may limit our abilities to seek recourse against other assets in order to satisfy any deficiency

        Any substantial loss or action of this nature could potentially harm our business or jeopardize our ability to qualify as a REIT. In addition, we may in some circumstances be liable for the actions of our third-party partners, co-venturers or borrowers.

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

        Terrorism and the Uncertainty of War May Adversely Affect the Company.    Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of violence or war may affect our operations and profitability, the market in which we operate, and the markets on which our stock trades. Further terrorist attacks against the United States or U.S. businesses may occur. The potential near-term and long-term effect these attacks may have on our customers, the market for our services, the market for our stock and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable and could materially harm our business and impair the value of our stock. In addition, the aftermath of the September 11, 2001, attacks has resulted in higher operating costs, including insurance premiums, for some of our properties due to heightened security measures. We are unable to predict whether these increased costs will abate over time, or whether we will be able to pass them through to our tenants. These and other long-term effects on our business of these attacks are unknown at the time, but could adversely affect our business and results of operations.

        The success of our business depends on the services provided by our key personnel, the loss of whom could harm our business.    The success of our business depends to a large extent on the contributions and performance of our senior management team for strategic business direction and real estate experience. In connection with the Merger, we assumed the current employment agreements that Excel Legacy maintained with some of its executives, which extend through 2003 with automatic one-year renewal periods unless terminated by their terms. We do not have key-man life insurance for any of our senior management. If we lose the services of any members of senior management, our business and future development could be materially harmed.

        A small number of stockholders can exert significant influence over our company, which could make it difficult for us to complete some corporate transactions without their support, which could depress the price of our stock.    Holders of our common stock, Series A Preferred Stock and Series B Preferred Stock may generally vote together on all matters submitted to our stockholders for approval, other than the election of directors. Each share of common stock is entitled to one vote, each share of Series A Preferred Stock is entitled to one-tenth (1/10th) of one vote and each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which a share of Series B Preferred Stock is then convertible, currently one vote per share.

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

        Sol Price, Robert E. Price and parties affiliated with them, including The Price Group, currently beneficially own an aggregate of approximately 11.9 million shares of Series A Preferred Stock, approximately 6.4 million shares of common stock, and approximately 1.7 million shares of Series B Preferred Stock. As of March 15, 2003, these shares represented approximately: (1) 43.2% of the voting power with respect to matters submitted solely to the holders of Series A Preferred Stock; (2) 8.5% of the voting power with respect to matters submitted solely to the holders of Series B Preferred Stock; (3) 18.9% of the voting power with respect to matters submitted to the holders of common stock and Series A Preferred Stock; and (4) 15.5% of the voting power with respect to matters submitted to the holders of common stock, Series A Preferred Stock and Series B Preferred Stock. In addition, The Price Group holds warrants to purchase an additional 233,679 shares of common stock and will be issued 666,080 additional shares of Series B Preferred Stock over the 45 months following the issuance date of the Series B Preferred Stock as distributions on the Series B Preferred Stock. As a result of their stock holdings, these parties could effectively control the outcome of matters submitted solely to the holders of Series A Preferred Stock, including the election of four members of our board, and significantly influence matters submitted to the holders of common stock, Series A Preferred Stock and Series B Preferred Stock.

        Warburg Pincus currently beneficially owns an aggregate of approximately 5.0 million shares of common stock and approximately 18.0 million shares of Series B Preferred Stock. As of March 15, 2003, these shares represented approximately: (1) 91.5% of the voting power with respect to matters submitted solely to the holders of Series B Preferred Stock; and (2) 38.5% of the voting power with respect to matters submitted to the holders of common stock, Series A Preferred Stock and Series B Preferred Stock. In addition, Warburg Pincus holds a warrant to purchase an additional 2.5 million shares of common stock and may be issued approximately 7.1 million additional shares of Series B Preferred Stock (or more depending on the market price of the common stock) over the 45 months following the issuance date of the Series B Preferred Stock as distributions on the Series B Preferred Stock. As a result of its stock holdings, Warburg Pincus could effectively control the outcome of matters submitted solely to the holders of Series B Preferred Stock and significantly influence matters submitted to the holders of common stock, Series A Preferred Stock and Series B Preferred Stock. Warburg Pincus also has the right, mentioned above, to elect two members of our board.

        In addition, we are restricted from, among other things, selling, leasing, transferring or disposing of assets greater than $50 million in any nine month period or incurring certain indebtedness greater than $25 million in any twelve month period without a majority approval of our board of directors, including both Warburg directors.

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

        Our charter contains anti-takeover provisions which may limit the ability of a third party to acquire control and may prevent stockholders from receiving a premium for our shares.    Some of the provisions of our charter and bylaws could delay, discourage, deter or prevent an acquisition of our business at a premium price and could make removal of our management more difficult. These provisions could reduce the opportunities for our stockholders to participate in tender offers, including tender offers that are priced above the then-current market price of our stock. In particular, our charter permits our board of directors to issue shares of preferred stock in one or more series without stockholder approval, which could, depending on the terms of the preferred stock, delay, discourage, deter or prevent a change in control of our company. In addition, the Maryland General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 10% or more of the voting power of our outstanding shares.

        REIT rules limit the amount of cash we will have available for other business purposes, including amounts to fund future growth, and could require us to borrow funds or liquidate investments on a short-term basis in order to comply with the REIT distribution requirement.    To qualify as a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders (determined without regard to the dividends paid deduction and excluding capital gains), and are subject to tax to the extent we fail to distribute at least 100% of our REIT taxable income. This distribution requirement will limit our ability to accumulate capital for other business purposes, including amounts to fund future growth. While we expect our cash flow from operations to generally be sufficient in both the short and long term to fund our operations, this distribution requirement could cause us:

  •
  to sell assets in adverse market conditions

  •
  to distribute amounts that represent a return of capital

  •
  to distribute amounts that would otherwise be spent on future acquisitions, unanticipated capital expenditures, development of new projects or repayment of debt

  •
  to borrow funds, issue capital stock or sell assets on a short-term basis

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

        If we fail to qualify as a REIT under the Code, that failure could materially harm our business.    We believe that we have been organized and have operated in a manner which allows us to qualify for taxation as a REIT under the Internal Revenue Code commencing with our short taxable year ended December 31, 1997. Qualification as a REIT requires a company to satisfy numerous requirements, which are highly technical and complex. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect, possibly retroactively, our ability to qualify as a REIT for federal income tax purposes. For example, one of the REIT requirements, the "five-fifty test," requires that no more than 50% of the value of a REIT's outstanding capital stock may be owned directly or indirectly, applying various constructive ownership rules, by five or fewer individuals at any time during the last half of a REIT's taxable year. Our charter provides for restrictions regarding ownership and transfer of shares that are intended to assist us in continuing to satisfy the five-fifty test. These restrictions, however, may not ensure that we will be able to satisfy, in all cases, the five-fifty test. If we fail to satisfy the five-fifty test, our status as a REIT may terminate. Other REIT requirements restrict the type of assets that a REIT may own and the type of income that a REIT may receive. These restrictions will apply to all of our assets and income. However, these asset and income requirements do not apply to assets we elect to hold in a Taxable REIT Subsidiary. We currently hold certain assets and derive income from certain of our businesses and assets which, if held or received by us directly, could jeopardize our status as a REIT. To maintain our status as a REIT, (1) we transferred these assets and businesses to Excel Legacy Holdings, Inc., a wholly-owned subsidiary of Excel Legacy, prior to the effective time of the Merger, and (2) Excel Legacy Holdings elected to be treated as a Taxable REIT Subsidiary of Price Legacy effective at the time of the Merger. If a company fails to qualify as a REIT in any taxable year, including failing to comply with the REIT distribution requirements, it may, among other things:

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

ITEM 2—Properties

Overview

        At December 31, 2002, we owned 42 commercial real estate properties including one property with a 24-year ground lease and one hospitality property. These properties encompass approximately 8.4 million square feet of GLA and were 93% leased. The five largest properties include 2.7 million square feet of GLA that generate annual minimum rent of $36.3 million, based on leases existing as of December 31, 2002. We also have a 50% interest in two joint ventures which own retail properties in Fresno, CA and Bend, OR, as well as a 55% interest in a company which owns a retail and office facility in Winnipeg, Canada. These properties generate annual minimum rent of $4.7 million and are 86% leased. We also own approximately 2,662 acres of land, either under development or held for future development or sale. In total we have an interest in 53 properties.

        The table below presents the geographic concentration of our properties at December 31, 2002, including our unconsolidated joint ventures and land held for development or sale.

Location	Number of Properties	Percent of Annual Minimum Rent
Northeastern States
Virginia	3	15%
New York	2	9%
New Jersey	2	7%
Pennsylvania	1	3%
Connecticut	1	—

Total Northeastern	9	34%
Southeastern States
Florida	9	24%
South Carolina	2	4%

Total Southeastern	11	28%
Midwestern States
Kentucky	1	5%
Indiana	2	2%
Ohio	1	1%

Total Midwestern	4	8%
Western States
California	17	19%
Arizona	9	8%
Oregon	1	2%
Utah	1	—

Total Western	28	29%
Outside US
Canada	1	1%

Total Outside US	1	1%

Total	53	100%

Property Table

        Amounts shown for annual minimum rents are based on current leases as of December 31, 2002. Joint venture partnerships represent 100% of annual minimum rents for the property. We made no allowances for contractually-based delays to commencement of rental payments. Due to the nature of real estate investments, our actual rental income may differ from amounts shown in this schedule. The following table describes our portfolio of real estate properties as of December 31, 2002.

	Leases in Effect as of December 31, 2002
Real Estate Portfolio	Number Of Tenants	Gross Leasable Area (sq ft)	Percent Leased	Annual Minimum Rent(1)	Principal Tenants
		(000's)		($000's)
Commercial Properties
Hollywood/Oakwood Plaza, FL	48	868.3	100%	$9,066.5	The Home Depot, K-Mart, BJ's Wholesale, Dave and Buster's, Regal Cinemas
Westbury, NY	8	398.6	100%	7,859.4	Costco, K-Mart, Marshall's, The Sports Authority, Borders Books
Pentagon City, VA	9	337.4	100%	7,156.7	Costco, Marshall's, Best Buy, Linens 'n Things, Borders Books
Sterling, VA	30	737.5	99%	6,955.3	Wal-Mart, Lowe's, Sam's Club, Best Buy, Nordstrom Rack
Newport, KY(2)	30	343.3	72%	4,945.6	AMC, Barnes & Noble, Empire Night Club, Gameworks
Wayne, NJ	5	348.1	95%	4,627.7	Costco, Lackland Storage, The Sports Authority
West Palm Beach, FL	26	357.5	97%	3,876.9	K-Mart, Winn-Dixie, Linens 'n Things, Ross Stores
San Diego, CA	4	443.2	98%	3,211.5	Costco, Price Self Storage, Charlotte Russe
Philadelphia, PA	22	307.8	97%	3,197.4	The Home Depot, Babies R Us, AMC Theaters
Greenville, SC	36	297.9	99%	3,076.8	Ingles, Goody's, TJ Max, Ross Stores, Old Navy
Orlando, FL	9	404.4	99%	3,035.9	Home Depot, BJ's Wholesale, Expo Design Center
Ft. Lauderdale, FL	22	229.0	93%	2,943.9	Regal Cinemas, Office Depot, Just for Feet
Mesa, AZ	25	307.7	80%	2,940.4	Sports Authority, Circuit City, Michael's
Miami, FL	25	404.6	72%	2,601.5	K-Mart Marshall's, Office Max
Roseville, CA	19	188.5	100%	2,495.9	The Sports Authority, Linens 'n Things, Ross Stores
Tempe, AZ	23	248.0	93%	2,455.3	J. C. Penney, Circuit City, Designer Shoe Warehouse,
Signal Hill, CA	14	154.8	100%	2,434.2	The Home Depot, PETsMART
Sacramento/Bradshaw, CA	1	126.0	100%	2,132.0	AT&T
San Diego/Rancho Bernardo, CA	13	82.2	100%	1,952.4	UBS Paine Webber, Medcell Biologics
Greensburg, IN	19	272.9	99%	1,864.9	Wal-Mart, Staples
Hollywood/Oakwood Business, FL	26	141.1	96%	1,571.9	Trader Publishing Co., KOS Pharmaceuticals
Moorestown, NJ (leased land)	4	201.4	100%	1,559.5	Lowe's, The Sports Authority
San Diego/Rancho San Diego, CA	21	98.4	100%	1,299.5	Rite Aid, Ross Stores, Petco
Scottsdale/City Center, AZ	20	66.1	88%	1,183.7	RAS Management, Greater Phoenix
San Diego/Carmel Mountain, CA	6	35.0	100%	983.3	Claim Jumper, McMillin Realty, Islands
Phoenix, AZ	18	70.4	98%	950.9	Safeway
Columbia, SC	12	66.5	98%	798.9	Publix
Northridge, CA	2	22.0	100%	781.1	Barnes & Noble, Fresh Choice

Ocala, FL	10	71.0	98%	706.9	Publix
Middletown, OH	1	126.4	100%	650.0	Lowe's
San Juan Capistrano, CA	6	56.4	100%	648.7	PETsMART, Staples
Terre Haute, IN	1	104.3	100%	557.8	Lowe's
Smithtown, NY	1	55.6	100%	500.7	Levitz Furniture
Hampton, VA	2	45.6	100%	473.4	The Sports Authority, BB&T Bank
Redwood City, CA	2	49.4	100%	453.0	Orchard Supply (ground lease)
Tucson, AZ	9	40.1	96%	427.7	PETsMART
Inglewood, CA	1	119.9	42%	120.0	Colonial Treasures
Chula Vista/Rancho del Rey, CA	1	6.7	100%	75.0	Burger King (ground lease)
Scottsdale/Brio, AZ	1	3.7	100%	54.0	Miscellaneous
Scottsdale/Studio B, AZ	1	2.2	100%	14.4	Miscellaneous
New Britain, CT	0	112.4	0%	—

	533	8,352.2	93%	$92,639.4

Unconsolidated Joint Ventures
Bend, OR (50% ownership)(3)	29	152.9	75%	1,854.8	Regal Cinemas, Gap, Banana Republic
Fresno, CA (50% ownership)	6	121.4	100%	1,691.6	Bed, Bath & Beyond, Ross Stores, Pier 1 Imports
Winnipeg, Canada (55% ownership)	21	159.8	77%	1,172.0	Investors Syndicate, Province of Manito

	56	434.1	83%	$4,718.4

Total Commercial Properties	589	8,786.3	93%	$97,357.8

(1)
Annual Minimum Rent does not include percentage rents or expense reimbursements.

(2)
Represents a 65% ownership interest. The property opened in October 2001.

(3)
The property opened in June 2001 and construction is expected to continue through the end of 2003.

        Not included in the above tables is a 65% interest in Grand Tusayan LLC which owns and operates a 121-room hotel and restaurant in Arizona.

        The following table reflects land under development or held for development or sale:

Location	Acres
Orlando, FL(1)	2,436.0	held for development or sale
Farmington, UT	40.1	held for development or sale
Yosemite, CA	80.0	held for development or sale
Temecula, CA(2)	59.7	under development
Anaheim, CA	16.1	under development
Tucson, AZ	15.0	held for development or sale
Orlando/Milenia II, FL(3)	14.0	under development
Scottsdale, AZ	1.4	held for development or sale

Total	2,662.3

(1)
We own 50% of a limited liability company that owns this land

(2)
We purchased an additional 12.2 acre parcel of land in 2002

(3)
Adjacent to existing open-air retail center we own

Debt Secured by Properties

        The following table summarizes outstanding debt secured by our properties as of December 31, 2002:

Lender	Property	Interest Rate at 12/31/02		Maturity Date	Balance	Balance due at Maturity
					($000's)	($000's)
GMAC Commercial Mortgage(1)	Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NJ; and Roseville, CA	2.36	%(2)	6/28/04	$121,375	$121,375
GE Capital Loan Services, Inc.	Hollywood/Oakwood Plaza, FL	8.18%		2/1/09	66,087	61,167
Wells Fargo Bank	Sterling, VA	5.88%		9/1/12	49,356	41,913
Bank One(1)	Newport, KY	4.48	%(4)	3/31/03	38,500	38,500
GE Capital Loan Services, Inc.	West Palm Beach, FL	9.00%		1/1/10	32,097	29,888
GE Capital Loan Services, Inc.	Miami, FL	8.18%		2/1/09	28,728	26,589
GE Capital Loan Services, Inc.	Ft. Lauderdale, FL	8.18%		2/1/09	23,143	21,420
City National Bank(1)	Orlando, FL	3.63	%(5)	4/4/03	21,887	21,887
New Phoenix Management(1)(3)	Greensburg, IN	7.36%		6/28/05	19,300	19,300
Jackson National Life	Tempe, AZ	3.43	%(6)	12/1/06	16,684	14,930	(9)
Jackson National Life	Mesa, AZ	3.43	%(6)	12/1/06	15,806	14,144	(9)
Rose Canyon Business Park(1)(3)	San Diego/Rancho Bernardo, CA	4.43%		12/8/04	11,652	11,750
GE Capital Loan Services, Inc.	Hollywood/Oakwood Business, FL	8.18%		2/1/09	10,097	9,345
Wells Fargo Bank	Temecula, CA	2.88	%(7)	11/5/04	5,159	(10)
Firstar, Inc.(1)	Newport, KY	4.75	%(8)	3/1/02	4,738	4,738
Wells Fargo Bank	Phoenix, AZ	8.45%		2/1/17	4,365	—
American General Realty Advisors	Terre Haute, IN	8.75%		6/1/03	3,342	3,323
Fifth Third Real Estate Capital	Middletown, OH	7.63%		2/1/14	3,249	—
New Phoenix Management(1)(3)	Scottsdale, AZ	4.02%		6/21/04	3,100	3,100
Keig Financial Corporation	Scottsdale, AZ	8.13%		2/1/06	1,506	(11)
Midland Loan Services	Phoenix, AZ	7.24%		10/1/11	1,326	1,165

					$481,497

(1)
Monthly payments are interest only

(2)
Interest based on LIBOR plus 98 basis points

(3)
Capital lease arrangement whereby lease may be paid in full upon six month notice

(4)
Interest based on LIBOR plus 310 basis points

(5)
Interest based on LIBOR plus 225 basis points

(6)
Interest based on LIBOR plus 205 basis points

(7)
Interest based on LIBOR plus 150 basis points

(8)
Interest based on Prime plus 5 basis points

(9)
Balance due at maturity is estimated

(10)
Construction loan with a maximum availability of $22.6 million based on certain events

(11)
This loan was paid in full in January 2003

Loans to Third Parties Relating to Real Estate Development

        We had $62.8 million in principal amount of third party notes receivable outstanding as of December 31, 2002 related to various real estate developments and related businesses. Of this amount, $39.1 million relates to notes we assumed from the Merger with Excel Legacy. The notes bear interest ranging from 9.5% to 15% per annum. The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold. As of December 31,

2002, we had $16.0 million of accrued but unpaid interest on these notes. Of this amount, we assumed $11.5 million from the Merger with Excel Legacy. We typically do not recognize interest income on non-recourse notes receivable related to development projects until the projects begin operations or the notes are repaid.

        Of the $62.8 million in notes receivable, as of December 31, 2002, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Companies) had an aggregate outstanding principal balance of approximately $43.9 million and the aggregate outstanding accrued interest on such notes receivable was approximately $14.9 million. Notes receivable of $12.2 million (principal amount and accrued interest) matured in 2002 and have been extended to December 31, 2004. The remainder of the notes receivable mature at various dates in 2003 or 2004 or earlier if the related development is sold. Repayment of the notes depends upon the completion of the various development projects or other events. The notes receivable are generally non-recourse obligations, but are typically collateralized by either real estate liens or pledges of ownership interests in the borrower or affiliated entities.

        The largest note receivable was made in 1996 to enable the Ellman Companies to purchase real estate located in Scottsdale, Arizona. The Ellman Companies currently plan to develop a shopping center on the Scottsdale property but have yet to receive, among other things, the necessary government entitlements to commence construction of such shopping center. On February 18, 2003, the Scottsdale City Council voted to direct the staff to negotiate a development agreement with the Ellman Companies on this property. As of December 31, 2002, the outstanding principal balance on the note receivable relating to the Scottsdale property was approximately $22.9 million and the outstanding accrued interest on the note receivable was approximately $11.5 million. We did not accrue interest on this note in 2002. The note receivable matures on the earlier of the sale of the Scottsdale property or December 20, 2003. The note is collateralized by a pledge of the owners' ownership interests in the borrower and a second priority deed of trust on the Scottsdale property. In connection with the development of the Scottsdale property, the borrower under this note receivable obtained an additional loan from a third party lender. The loan is collateralized by a first priority deed of trust on the Scottsdale property and is guaranteed by us. On February 27, 2003, we purchased the loan from the lender for an aggregate purchase price of $13.0 million. On March 10, 2003, we signed a letter agreement with the Ellman Companies which, among other things, governs the Ellman Companies' and our actions with respect to the future development of the Scottsdale property.

        We also have three notes receivable from an affiliate of the Ellman Companies relating to the Ellman Companies' ownership in the Phoenix Coyotes hockey team. These loans were made at a time when the Ellman Companies intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property. As of December 31, 2002, the aggregate outstanding principal balance of these three loans was approximately $19.3 million and the aggregate outstanding accrued interest on these three loans was approximately $3.1 million. Two of the three notes receivable matured in December 2002 and the principal balance and outstanding accrued interest on such loans (approximately $10.4 million and $2.1 million, respectively) have been extended to December 31, 2004. The third note receivable has a maturity date of December 20, 2003.

        In February 2001, we entered into a letter agreement to govern the repayment of the loans described above relating to the Scottsdale property and the acquisition of the Phoenix Coyotes by the Ellman Companies. Shortly thereafter and as a result of delays at the Scottsdale property, the Ellman Companies elected to pursue an alternative site for the hockey arena in Glendale, Arizona. In December 2002, the Ellman Companies and the other investors involved in the ownership of the Phoenix Coyotes entered into a series of transactions in which the Phoenix Coyotes hockey team, the proposed arena and related real estate development projects were consolidated into a single holding company for the purpose of assisting the combined entity in obtaining additional financing. It is unclear at this time the impact the structure will have on the repayment of our loans made to the Ellman

Companies in connection with their acquisition of the Phoenix Coyotes. We stopped accruing interest on the loans when the development projects were consolidated into the holding company. The sale of equity interests in the holding company is expected to generate proceeds to help repay our notes.

        We also have two notes receivable from the Ellman Companies relating to the Ellman Companies' efforts to acquire and refurbish an office building located in Phoenix, Arizona. On March 10, 2003, we signed an agreement with the Ellman Companies to acquire the Phoenix property via a deed in lieu of foreclosure agreement. In 2002, we wrote down the value of the two notes to $1.0 million, which was the estimated fair value of the office building net of debt. We have not accrued any interest on these notes. One of the two notes receivable matured in December of 2002 and the second note receivable has a maturity date of the earlier of the sale of the Phoenix property and May 28, 2004. These notes receivable are non-recourse obligations, but are secured by a junior deed of trust on the Phoenix property. In connection with the development of the Phoenix property, the borrower under these two notes receivable obtained an additional loan from a third party lender. The outstanding principal amount of the loan is approximately $4.5 million and the loan has a maturity date of April 5, 2004, is secured by a first priority deed of trust on the Phoenix property and is guaranteed by us.

        In addition to the loans to the Ellman Companies, we have notes receivable of $12.6 million we obtained from the buyers of our self-storage development properties. These notes bear interest at 12% per annum. The notes are payable on May 31, 2003 or earlier, depending on stabilization of the properties. We have also guaranteed $19.3 million in debt to a third party associated with the self-storage properties that was assumed by the buyers. This debt matures in April 2003. These notes were repaid in full in January 2003, and our guaranteed $19.3 million in debt to a third party associated with the self-storage properties was reduced to $4.6 million.

        We also have a note receivable from Zonapar, LLC an Ohio LLC ("Zonapar"). The note bears interest at 11% and is due June 30, 2003. The outstanding amount at December 31, 2002 was $3.6 million and another $0.8 million was loaned in January 2003. The note is guaranteed by Yaromir Steiner, an individual, and Zonapar. Zonapar owns development and land option rights related to a development project in Kansas City, MO.

Pending Real Estate Transactions

        Since December 31, 2002, we have executed eleven leases for approximately 38,000 square feet of GLA. These new leases will generate $665,000 in annual minimum rents. We are currently in negotiations to sell additional commercial properties and land as well as evaluating various properties for acquisition.

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

        The trial of this matter concluded on March 19, 2002. The trial judge dismissed both the complaint and cross-complaint, and granted nothing to Mr. Geyser under any of his allegations. On June 5, 2002, Mr. Geyser filed an appeal and Excel Legacy subsequently filed a cross-appeal against Mr. Geyser. These appeals are still pending.

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

        We are not party to any other legal proceedings other than various claims and lawsuits arising in the ordinary course of business that, in the opinion of our management, are not individually or in the aggregate material to our financial statements.

ITEM 4—Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of 2002.

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

	Common Stock		Preferred Stock
	High	Low	High	Low
Calendar Year—2001(1)
First Quarter	$6.875	$4.875	$15.375	$14.375
Second Quarter	6.900	6.700	15.750	14.813
Third Quarter through 9/18	6.990	6.350	16.050	13.875
Calendar Year—2001(2)
Third Quarter from 9/19	3.250	2.800	15.150	14.500
Fourth Quarter	3.450	2.700	15.600	14.650
Calendar Year—2002(2)
First Quarter	3.200	2.740	15.500	14.750
Second Quarter	4.190	3.250	16.100	15.351
Third Quarter	4.080	2.760	16.200	15.880
Fourth Quarter	3.030	2.650	16.840	16.090

(1)
Common stock symbol PREN for Price Enterprises, Inc.

(2)
Common stock symbol XLG for Price Legacy Corporation

        On March 14, 2003, the last reported sales price per share of our common stock was $2.54, and we had approximately 583 common stockholders of record plus those who hold their shares in street name.

        In September 2001 in conjunction with the Merger with Excel Legacy, each outstanding share of Excel Legacy common stock was exchanged for 0.6667 share of PEI common stock. Also under the terms of the Merger Agreement, PEI commenced a tender offer for all outstanding shares of common stock (other than those held by Excel Legacy and those issued in the Merger) at a cash price of $7.00 per share. In connection with the tender offer, 807,583 shares were purchased at a total cost of $5.7 million. We now have approximately 37.0 million shares of common stock outstanding.

Dividends

        We intend to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) to maintain our qualification as a REIT.

        In connection with the Merger, we assumed a net operating loss of approximately $18.7 million, which can be used to reduce our federal taxable income with certain limitations.

        During 2002, we declared and paid four quarterly dividends of $0.35 on each share of Series A Preferred Stock for a total of $1.40 per share or $38.4 million. We accrued $10.4 million in dividends on our Series B Preferred Stock in accordance with its terms, but have not yet declared these dividends. For the first 45 months after issuance, all distributions declared on our Series B Preferred Stock will be payable in additional shares of Series B Preferred Stock. Any dividends required to be paid in excess of dividends paid on our Series A Preferred Stock and our Series B Preferred Stock will be paid to our common stockholders. We did not declare or pay any dividends on our common stock during 2002.

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

	Year Ended December 31
	2002	2001	2000	1999	1998
Statement of Operations Data
Rental revenues	$121,167	$75,626	$64,024	$61,731	$59,453
Operating income	49,684	40,373	37,806	32,576	29,531
Income from continuing operations	29,186	33,785	31,043	30,902	28,048
Discontinued operations	12,041	4,216	3,249	1,769	1,381
Net income	41,227	38,001	34,292	32,671	29,429
Net income (loss) per common share from continuing operations—basic	(.50)	.03	.07	(.05)	.97
Cash dividends per share
Preferred share	1.40	1.40	1.40	1.40	.35
Common share	—	—	—	—	1.05

	As of December 31
	2002	2001	2000	1999	1998
Balance Sheet Data
Real estate assets, net	$1,115,620	$1,045,424	$545,456	$550,492	$418,252
Total assets	1,273,018	1,193,394	662,405	562,558	457,352
Mortgages and notes payable	487,811	452,523	150,709	8,841	8,911
Series A preferred stock	399,615	399,615	353,404	353,404	353,404
Series B preferred stock	106,234	106,234	—	—	—
Total stockholders' equity	692,971	692,594	463,109	461,260	344,811

ITEM 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        As you read Management's Discussion and Analysis, it may be helpful to refer to our financial statements and accompanying notes beginning on page 45. In Management's Discussion and Analysis we explain the changes in specific line items in the statements of operations. Where changes are due to more than one reason, we list the reasons in order of importance.

Introduction

        In Management's Discussion and Analysis of Financial Condition and Results of Operations we explain our general financial condition and results of operations including:

  •
  results of operations

  •
  why revenues, costs and earnings changed from the prior period

  •
  funds from operations (FFO)

  •
  how we used cash for capital projects and dividends during 2000 through 2002 and how we expect to use cash in 2003

  •
  where we plan on obtaining cash for future dividend payments and future capital expenditures

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

Real Estate Assets and Depreciation

        We record real estate assets at historical costs and adjust them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of Excel Legacy's real estate assets to fair value at the time of the Merger. Our consolidated balance sheets at December 31, 2002 and December 31, 2001 reflect the new basis of those real estate assets.

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

Notes Receivable

        We typically do not recognize interest income on non-recourse notes receivable related to development projects until the projects begin operations or the interest is paid.

Asset Disposal

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. We have adopted this statement and report discontinued operations for the years ended December 31, 2002 and 2001.

Results of Operations

Rental Revenues

	Amount	Change	Percent Change
	(000's)	(000's)
2002—Year ended December 31	$121,167	$45,541	60%
2001—Year ended December 31	75,626	—	—
2001—Year ended December 31	75,626	11,602	18%
2000—Year ended December 31	64,024	—	—

        Revenues increased $45.5 million to $121.2 million in 2002 compared to 2001 because:

  •
  properties we acquired during 2001 and 2002 generated $34.8 million of additional revenues

  •
  properties acquired from Excel Legacy due to the Merger generated an additional $10.0 million in revenues

  •
  revenues from properties we owned in both 2001 and 2002 increased $3.5 million, including a $2.3 million termination fee received during the year

  •
  partially offsetting these increases was the loss of $2.8 million in revenues generated in 2001 from properties sold during 2002

        Revenues increased $11.6 million to $75.6 million in 2001 compared to 2000 because:

  •
  properties we acquired during 2000 and 2001 generated $13.3 million of additional revenues

  •
  properties acquired from Excel Legacy due to the Merger generated an additional $2.4 million in revenues

  •
  revenues from properties we owned in both 2000 and 2001 increased $1.4 million, primarily due to additional leasing activity and additional expense reimbursement revenue

  •
  partially offsetting these increases was the loss of $5.5 million in revenues generated in 2000 from properties sold during 2001

Expenses

	Amount	Change	Percent Change
	(000's)	(000's)
2002—Year ended December 31	$71,483	$36,230	103%
2001—Year ended December 31	35,253	—	—
2001—Year ended December 31	35,253	9,035	34%
2000—Year ended December 31	26,218	—	—

        Expenses increased $36.2 million to $71.5 million in 2002 compared to 2001 primarily due to:

  •
  properties we purchased in 2001 and 2002 generated additional expenses of $13.6 million

  •
  properties acquired from Excel Legacy due to the Merger contributed $10.9 million to expenses

  •
  an increase in general and administrative expenses of $6.1 million, including additional non-cash compensation expense of $2.8 million to record the difference between the officers' notes book value and the market value of the related shares during 2002. General and administrative expenses also increased $1.6 million related to salaries and benefits. Prior to the Merger, Excel Legacy was responsible for our daily management and we reimbursed them for these services based on our historical costs for similar expenses. General and administrative expenses also increased due to legal fees and other costs of $1.1 million related to our investment in Destination Villages, LLC

  •
  we recognized an impairment loss of $3.4 million on one of our notes receivable during 2002 based on the estimated fair value of the collateralized asset

  •
  we recognized an impairment loss of $2.5 million on one of our properties during 2002. The loss was based on the assessed fair value of the property after the property's only tenant declared bankruptcy and vacated

  •
  expenses on properties we owned in 2001 and 2002 increased $0.9 million

  •
  these increases in expenses were partially offset by a decrease in expenses of $1.1 million as a result of properties sold during the 2001

        Expenses increased $9.0 million to $35.3 million in 2001 compared to 2000 primarily due to:

  •
  properties we purchased in 2000 and 2001 generated additional expenses of $4.4 million

  •
  properties acquired from Excel Legacy due to the Merger contributed $3.9 million to expenses

  •
  an increase in general and administrative expenses of $1.3 million

  •
  bad debt expense increased $1.1 million, primarily due to a recovery in the prior year of amounts previously written off related to a former tenant

  •
  expenses on properties we owned in 2000 and 2001 increased $0.7 million

  •
  these increases in expenses were partially offset by:

  •
  a decrease in expenses of $1.7 million as a result of properties sold during 2001 and 2000

  •
  a decrease in expenses of $1.0 million for our self storage business as we began collecting rent net of expenses when we entered into a master lease arrangement on these properties

Operating Income

	Amount	Change	Percent Change
	(000's)	(000's)
2002—Year ended December 31	$49,684	$9,310	23%
2001—Year ended December 31	40,374	—	—
2001—Year ended December 31	40,374	2,568	7%
2000—Year ended December 31	37,806	—	—

        Operating income increased for 2002 and 2001 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
	(000's)	(000's)
2002—Year ended December 31	$25,168	$9,160	57%
2001—Year ended December 31	16,008	—	—
2001—Year ended December 31	16,008	5,869	58%
2000—Year ended December 31	10,139	—	—

        During 2002, interest expense increased $9.2 million compared to 2001 because:

  •
  our average debt outstanding in 2002 was $513.8 million compared to $274.0 million in 2001, which relates primarily to additional borrowings and assumptions of loans with the purchase of properties

  •
  the increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt. The weighted average interest rate on our variable rate debt decreased to 3.1% on December 31, 2002 compared to 3.6% at December 31, 2001

  •
  interest expense is net of $2.0 million interest capitalized to real estate assets in 2002 and $1.6 million in 2001

        During 2001, interest expense increased $5.9 million compared to 2000 because:

  •
  our average debt outstanding in 2001 was $274.0 million compared to $148.5 million in 2000, which relates primarily to additional borrowings and assumptions of loans with the purchase of properties

  •
  the increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt. The weighted average interest rate on our variable rate debt decreased to 3.6% on December 31, 2001 compared to 7.5% at December 31, 2000

  •
  interest expense is net of $1.6 million interest capitalized to real estate assets in 2001 and $2.1 million in 2000

        We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-K.

Interest Income

	Amount	Change	Percent Change
	(000's)	(000's)
2002—Year ended December 31	$4,500	$(2,990)	(40%)
2001—Year ended December 31	7,490	—	—
2001—Year ended December 31	7,490	4,782	177%
2000—Year ended December 31	2,708	—	—

        Interest income decreased $3.0 million to $4.5 million in 2002 compared to 2001 primarily because:

  •
  we no longer record interest income on our note receivable with Excel Legacy, which earned interest of $2.9 million in 2001

  •
  interest income on our outstanding cash balances decreased by $0.4 million

  •
  these decreases were partially offset by an increase in interest income of $0.3 million on our officers' loans

        Interest income increased $4.8 million to $7.5 million in 2001 compared to 2000 primarily because:

  •
  prior to the Merger in September 2001, our note receivable with Excel Legacy earned additional interest of $1.9 million

  •
  our notes receivable with other real estate developers, including interest on notes acquired in the Merger, earned additional interest of $2.9 million

Gain on Sale of Real Estate

        During 2002, we sold the following non-depreciable properties for a net gain of $0.3 million:

Location	Description	Date Sold	Sales Price
			(000's)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684
Hollywood, FL	Land	4/19/02	1,028
San Diego/Pacific Beach, CA	Self Storage Development	6/1/02	11,632
Walnut Creek, CA	Self Storage Development	6/1/02	7,708
San Juan Capistrano, CA	Self Storage Development	6/1/02	6,918

        Also during 2002, we sold the following operating properties and recorded a net gain of $9.3 million. This gain is recorded as discontinued operations in the Consolidated Statements of Operations in accordance with SFAS No.144.

Location	Description	Date Sold	Sales Price
			(000's)
Glen Burnie, MD	Shopping Center	6/21/02	$15,200
San Diego/Murphy Canyon, CA	Self Storage	8/29/02	29,688
Solana Beach, CA	Self Storage	8/29/02	16,282
Azusa, CA	Self Storage	9/30/02	6,537

        During 2001, we sold the following properties for a net gain of $1.3 million:

Location	Description	Sold Date	Sales Price
			(000's)
Aurora, CO	Retail Building	1/11/01	$1,592
Sacramento/Bradshaw, CA	Office Building(1)	6/1/01	5,125
San Diego/Southeast, CA	Retail Building	9/5/01	1,680
Palm Desert, CA	Shopping Center	11/16/01	17,022
Seekonk, MA	Shopping Center	12/28/01	15,250

(1)
Partial sale—one building remains

        We also sold our 50% ownership interest in a joint venture which owns a retail property in Westminster, CO, on December 14, 2001 for $13.5 million. We recognized no gain or loss on the sale.

Funds From Operations (amounts in thousands)

	Year Ended December 31
	2002		2001		2000
Net income	$41,227		$38,001		$34,292
Depreciation and amortization	18,529		10,005		8,265
Depreciation and amortization from discontinued operations	796		1,262		1,293
Price Legacy's share of joint venture depreciation	987		757		371
Depreciation of non-real estate assets	(156)		(38)		(137)
Asset impairments	5,903		—		—
Gain on sale of depreciable real estate	—		(1,322)		(164)
Gain on sale of discontinued operations	(9,284)		—		—
Non-cash effect of accounting change by equity investor	672		—		—

FFO before preferred dividends	58,674		48,665		43,920
Preferred dividends	(48,849	)(1)	(37,442	)(2)	(33,360)

FFO	$9,825		$11,223		$10,560

Net cash provided by operating activities	$58,225		$34,583		$36,664
Net cash used by investing activities	(111,818)		(96,082)		(36,005)
Net cash provided by financing activities	45,809		38,104		48,633

(1)
Includes $10.4 million of non-cash dividends accumulated on our Series B Preferred Stock

(2)
Includes $2.8 million of non-cash dividends accumulated on our Series B Preferred Stock

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

        FFO before preferred dividends during 2002 increased $10.0 million or 20.6% to $58.7 million compared to 2001 because:

  •
  properties we acquired during 2001 and 2002 increased FFO $29.0 million

  •
  properties we owned in both 2001 and 2002 increased FFO $2.7 million

  •
  gain on non-depreciable land sold during the year contributed $0.3 million to FFO

  •
  joint ventures contributed an additional $0.2 million to FFO in the current year

  •
  these increases to FFO were partially offset by:

  •
  additional interest expense which reduced FFO $9.1 million

  •
  additional general and administrative expenses reduced FFO by $6.1 million

  •
  properties sold which contributed $4.2 million to FFO in the previous year

  •
  decreased interest income, which reduced FFO by $3.0 million

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

        Cash flow from operations has been the principal source of capital to fund our ongoing operations and dividend payments, while asset sales and use of our credit facilities and mortgage financing have been the principal sources of capital required to fund our growth. While we are positioned to finance our business activities through a variety of sources, we expect to satisfy short-term liquidity requirements through net cash provided by operations and through borrowings.

Dividends

        As a REIT, we are required to distribute 90% of our taxable income, excluding capital gains, in dividends. Our Series A Preferred Stock requires a quarterly dividend payment of $9.6 million, an annual total of $38.4 million. In connection with the Merger, we assumed a net operating loss (NOL)

of approximately $18.7 million which could be used to offset federal taxable income. We anticipate that approximately $9.7 million of this NOL will be used to offset taxable income in 2002. The remaining taxable income was distributed in dividends to the Series A Preferred stockholders. In the future, if our Series A Preferred dividend is less than 90% of our taxable income (after applying any applicable NOLs), we have two options to meet the distribution requirement:

  1)
  We can declare a Series B Preferred Stock dividend by issuing additional Series B Preferred shares. The Series B Preferred Stock dividends accumulate at a rate of 9%, compounded quarterly. As of December 31, 2002, the Series B Preferred stockholders were entitled to approximately 2.4 million additional shares.

  2)
  We can declare a dividend to our common stockholders.

        If our taxable income is less than the Series A Preferred Stock dividends, we are still obligated to pay them. If we are unable to pay these dividends when due, they accumulate until paid.

Debt

        In September 2001, we obtained a $100.0 million unsecured credit facility with Fleet Bank as agent. The facility has a three-year term and has a current interest rate of LIBOR plus 187.5 basis points. The rate may vary between 150 and 187.5 basis points based on our leverage and other financial ratios. At December 31, 2002, we had $60.3 million outstanding on the facility at a 3.3% interest rate. In January 2003, we issued a $6.0 million letter of credit to April 1, 2003, which reduced the total available we can borrow to $94.0 million.

        Our credit facility requires us to comply with specified financial covenants, the most restrictive of which relate to fixed charge coverage and leverage. Covenants in some of our construction loans are also tied to our credit facility. We were in compliance with all covenants in our credit facility at December 31, 2002, and are closely monitoring our operating results in 2003 as they relate to compliance with such covenants, in particular fixed charge coverage and leverage. To the extent that we are in violation of any of these covenants, we would need to obtain waivers from our lenders to maintain compliance. We cannot assure that any such waivers would be forthcoming.

        In 2003 we have the following significant debt maturities:

  •
  On December 31, 2002, a $38.5 million construction loan related to our project in Newport, Kentucky matured. The lender gave us a 90 day extension. As a condition of this extension, we were required to issue a $6.0 million letter of credit to fund any tenant improvement requirements. We anticipate that the current lender will extend this loan beyond March 31, 2003 although they may require a pay-down on the outstanding amount. If the current lender does not extend this loan, we may not have the capital resources to repay this loan completely without selling assets or incurring other debt.

  •
  On April 4, 2003, a $22 million loan related to our project in Orlando Florida matures. The loan has an option to extend for 2 1/2 years. We anticipate that we will either exercise this extension or refinance this debt with a new loan.

  •
  On March 1, 2003, a $4.7 million loan related to our property in Newport, KY matured. The lender agreed to extend this loan for another year.

        The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of December 31, 2002:

	Contractual Cash Obligations
	2003	2004	2005	2006	2007	Thereafter	Total
Mortgages and notes payable	$84,724	$199,885	$23,054	$33,011	$3,343	$204,094	$548,111
Ground lease obligation	796	796	796	796	796	15,455	19,435

Total	$85,520	$200,681	$23,850	$33,807	$4,139	$219,549	$567,546

        In 2003 we plan to use cash flow from operations to fund our recurring debt service obligations.

        Included in the 2004 mortgage and notes payable obligations is a $3.1 million capital lease obligation whereby the lessor can require us to repay the lease with a 30-day notice. If this occurs, we would replace the obligation with other mortgage debt or borrowing on our credit facility.

Off-Balance Sheet Financing Matters

        Related to our Newport, KY project discussed previously, the City of Newport, KY (Newport) in 1999 issued two series of public improvement bonds related to the Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by the Newport project, the Company, and the project's third party developers. As of December 31, 2002, Newport had drawn on $43.7 million of the bonds for construction incurred prior to that date.

        We also have guaranteed the following off-balance sheet debt with maturites in 2003:

  •
  On February 28, 2003, a $12.9 million bank loan related to a development project in Scottsdale Arizona matures. We have a note receivable to a developer related to this project and have guaranteed this loan. On February 27, 2003, we purchased the loan from the lender for an aggregate purchase price of $13.0 million, which was funded through borrowing on our credit facility.

  •
  We have an $11.1 million loan related to land we own in Orlando Florida through a joint venture. This loan is guaranteed by us and by our partner. Beginning August 2003, the loan requires monthly principal repayments of $1.1 million. If this land is not refinanced or sold before August 2003, we anticipate funding these repayments on behalf of the partnership.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at December 31, 2002 is as follows:

Joint Venture	December 31 2002	Debt Guaranteed	Maturity Date
Orlando Business Park, LLC	$11,162	$11,162	6/1/04
Old Mill District Shops, LLC(1)	17,356	13,831	7/22/03
Blackstone Ventures I	9,982	9,982	10/1/04
3017977 Nova Scotia Company(1)	5,131	—	6/15/03

	$43,631	$34,975

(1)
These loans have one year extension options

        In addition, we have guaranteed a $4.5 million note payable to a third party lender which matures in April 2004 relating to an office building in Phoenix, Arizona on which we have notes receivable of $1.0 million in principal amount.

        In connection with the sale of three self storage development properties in September 2002, we agreed to guarantee $19.3 million of debt associated with the properties that was assumed by the buyer in the transaction. In January 2003, the guarantee was reduced to $4.6 million and we guarantee this debt until it matures on April 25, 2003.

Development

        We have a significant retail project in Newport, KY. The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased. The project opened in October 2001. At December 31, 2002, the project was approximately 74% occupied, excluding ground leases. As the project becomes fully leased, there may be capital required to fund the remaining tenant improvements.

        The Anaheim GardenWalk project in Anaheim, CA, located between Disney's two Theme Parks on Harbor Boulevard and Disney's new proposed Theme Park on Katella Avenue will consist of a 626,000 square foot open-air retail center and four hotels. Total cost of the retail portion of this project is approximately $250 million with an estimated cost of $200 million remaining to complete construction over the next eight years for all phases. We anticipate that the first phase of the project will cost approximately $125 million, of which approximately $40 million may be spent in 2003. We expect to fund construction costs through a construction loan, sales of hotel land parcels or potential joint venture investors.

        We also have retail development projects in which construction will continue through 2004. The Temecula, CA project is an open-air retail shopping center with Wal-Mart, Kohl's and other tenants. We estimate $6.5 million remaining to complete construction. We expect to fund the remaining cost through borrowings on our unsecured line of credit. In December 2002, we purchased additional land adjacent to this development project to develop an additional open-air retail center. We estimate the total cost of this development to be approximately $12.7 million with an estimated $8.3 million remaining to complete construction.

        In November 2002, we purchased land adjacent to our property in Orlando, FL to develop an open-air retail center. We estimate the total cost of this development to be approximately $21 million with an estimated $13.4 million remaining to complete construction.

Notes Receivable

        We had $62.8 million in principal amount of third party notes receivable outstanding as of December 31, 2002 related to various real estate developments and related businesses. The notes bear interest ranging from 9.5% to 15% per annum. The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold. As of December 31, 2002, we had $16.0 million of accrued but unpaid interest on these notes. Of this amount, we assumed $11.5 from the Merger with Excel Legacy. We typically do not recognize interest income on these notes receivable until development projects begin operations. Of the $62.8 million in notes receivable, as of December 31, 2002, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Companies) had an aggregate outstanding principal balance of approximately $43.9 million and the aggregate outstanding accrued interest on such notes receivable was approximately $14.9 million. Notes receivable of $12.2 million (principal amount and accrued interest) matured in 2002, but were extended to December 31, 2004. The remainder of the notes receivable mature at various dates in 2003 or 2004 or earlier if the related development is sold. Repayment of the notes depends upon the completion of the various development projects or other events. The notes receivable are generally non-recourse obligations, but are typically collateralized by either real estate liens or pledges of ownership interests in the borrower or affiliated entities.

Growth

        We continue to evaluate various properties for acquisition or development and continue to evaluate other investment opportunities. We anticipate borrowing available amounts on our credit facility or mortgages to fund these acquisition and development opportunities. We also anticipate obtaining construction loans to fund our development activities. During the year ended December 31, 2002 we purchased eight properties for a total of $143.2 million. We used proceeds from tax-deferred exchange transactions on properties sold in 2001 and 2002, mortgage financing, borrowings on our unsecured line of credit, and assumed loans to fund these acquisitions.

        From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. During the year ended December 31, 2002 we sold three parcels of land for $3.1 million, three self storage development properties for $26.3 million, three self storage operating properties for $52.5 million and one operating retail property for $15.2 million. When we sell an operating property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

        We are contemplating purchasing various properties and selling certain other properties. As we sell properties, our cash flows from operations may decrease until the proceeds are reinvested into new properties.

Litigation

        We own a 55% interest in Destination Villages LLC, which indirectly owns a hospitality project located in Bermuda, Daniel's Head Village Resort (Daniel's Head). Daniel's Head was closed in the fourth quarter of 2001, primarily due to low occupancy rates as a result of the terrorist events in the United States that occurred on September 11, 2001. The project was encumbered by a $6 million loan with a Bermuda bank. In March 2002, we informed the Bermuda bank that we did not intend to re-open this project due to large projected operating losses and instead intended to sell the project to an identified buyer. This resulted in a default of the loan. On March 27, 2002, the Bermuda bank exercised its rights under Bermuda law and put the project in "receivership," which gives the bank the right to negotiate directly with this buyer as well as other potential buyers. On June 13, 2002 the Bermuda Bank filed a lawsuit against us in Bermuda for $6.1 million plus other costs related to a guarantee agreement for a promissory note on the Destination Villages Daniel's Head project in Bermuda. We believe we were in full compliance with the guarantee and intend to vigorously defend the lawsuit.

Other

        In April 2002, we entered into five Interest Rate Swap Agreements with Fleet Bank that are accounted for under SFAS No. 133 and sold them in October 2002. The combined notional amount was approximately $161 million and the maturities ranged from 2009-2010. We paid monthly interest of LIBOR plus 3.08% to 3.77% and Fleet Bank assumed our fixed rates of 8.18% to 9.00%. These swaps hedged the fair value of fixed-rate debt. In October 2002, we sold the five swaps back to the counter party for $13.8 million and will amortize the gain over the fixed-rate debt's remaining life through 2009 to 2010.

        In July 2002, we entered into four Interest Rate Cap Agreements with Wells Fargo Bank and Fleet Bank that are also accounted for under SFAS No. 133. The combined notional amount is $152.0 million and the maturities range from 2009 to 2010. The agreements cap our variable rate risk on one month LIBOR interest at 7%.

        In October 2001, our Board of Directors approved the repurchase of up to $10 million of our outstanding common stock. In September 2002, we repurchased 546,900 shares of our common stock on the open market for approximately $1.6 million.

Transactions with Related and Certain Other Parties

        We have $12.5 million in notes receivable (including accrued interest) from certain of our current and former officers, which are due March 2003. The notes are primarily non-recourse obligations collateralized by approximately 2.9 million shares of our common stock. As of December 31, 2002, the market value of these shares was less than the amounts due on the notes. The Sarbanes-Oxley Act of 2002 prohibits any material changes to notes receivable from current officers. As a result of discussions related to the eventual disposition of the notes, we have applied Emerging Issues Task Force (EITF) 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" issued in 2002. EITF 00-23 requires accounting as if the shares had been repurchased and treated as treasury shares, with a corresponding issuance of a new stock option. The impact of EITF 00-23 on our financial statements was as follows:

  •
  we retired the notes receivable from officers and the 2.9 million shares securing the notes at the current market value in the third quarter of 2002. The shares collateralizing the notes are now treated as treasury stock and

  •
  we recorded a one-time non-cash charge of $2.8 million in compensation expense to record the difference between the notes' book value and the value of the shares

        The above only impacts our accounting records. Legally, the notes and shares remain outstanding until the notes are repaid or otherwise settled. The 2.9 million shares are treated similar to stock options and are accounted for under variable option plan accounting in accordance with APB No. 25. This valuation had no impact on our financial statements for the year ended December 31, 2002.

        Prior to the Merger, Excel Legacy was responsible for the daily management of PEI, including property management, finance and administration. We reimbursed Excel Legacy for these services based on historical costs for similar expenses. We expensed $2.4 million for these services during 2001.

        Prior to the Merger, we executed a note receivable with Excel Legacy allowing them to borrow up to $40.0 million. During 2001 we recorded $2.9 million in interest income from Excel Legacy on this note. As a result of the Merger, interest income is no longer recorded on this note.

        In connection with the San Diego/Rancho Bernardo, CA office building purchased from Excel Legacy, we leased the building back to Excel Legacy under a 10-year lease agreement. We recorded $1.1 million of rental revenue from Excel Legacy in connection with this lease during 2001. Due to the Merger, rental revenue is no longer recorded on this lease.

        In connection with the purchase of the Anaheim land in the first quarter of 2001, we executed a ground lease agreement with Excel Legacy. The lease has a term of 50 years and requires payments of $2.8 million per year in rent. During 2001 we recorded $1.8 million in rental revenue from Excel Legacy related to this lease. Due to the Merger, rental revenue is no longer recorded on this lease.

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

        We had $284.4 million in variable rate debt outstanding at December 31, 2002. Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $2.8 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

        The following table presents the scheduled principal payments on notes receivable and the scheduled principal payments on mortgages payable over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. We determine the fair value of financial instruments through the use of discounted cash flows analysis using current interest rates for notes receivable with terms and credit characteristics similar to our existing portfolio and borrowings under terms similar to our existing mortgages payable. Accordingly, we have determined that the carrying value of our financial instruments at December 31, 2002 approximated fair value.

	Expected Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(dollar amounts in thousands)
Notes receivable, including notes from affiliates	$61,788	$1,000	—	—	—	—	$62,788	$62,788
Average interest rate	12%	12%	—	—	—	—	12%
Mortgages and notes payable	$84,724	$199,885	$23,054	$33,011	$3,343	$204,094	$548,111	$554,891
Average interest rate	5%	3%	8%	4%	8%	8%	5%

ITEM 8—Financial Statements and Supplementary Data

PRICE LEGACY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31
	2002	2001
ASSETS
Real estate assets
Land and land improvements	$446,331	$419,151
Building and improvements	668,671	618,222
Construction in progress	35,235	27,471

	1,150,237	1,064,844
Less accumulated depreciation	(34,617)	(19,420)

	1,115,620	1,045,424
Investment in real estate joint ventures	26,019	24,828
Cash and cash equivalents	20,258	28,042
Accounts receivable, net of allowance of $1,669 and $1,680	6,036	2,706
Notes receivable	62,788	55,167
Interest receivable	16,032	16,677
Deferred rents	9,460	6,427
Other assets	16,805	14,123

Total assets	$1,273,018	$1,193,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Mortgages and notes payable	$487,811	$452,523
Revolving line of credit	60,300	31,500
Accounts payable and other liabilities	31,341	16,182

Total liabilities	579,452	500,205
Commitments
Minority interests	595	595
Stockholders' equity
Series A preferred stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 27,434,166 and 27,413,467 shares issued and outstanding	399,615	399,615
Series B preferred stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 19,666,754 and 19,666,754 shares issued and outstanding	106,234	106,234
Common stock, $0.0001 par value, 94,691,374 shares authorized, 37,255,748 and 40,726,191 issued and outstanding	4	4
Additional paid-in capital	196,019	195,712
Treasury stock at cost, 3,470,927 and 0 shares	(11,299)	—
Accumulated other comprehensive loss	(921)	(106)
Retained earnings	3,319	500
Notes receivable from officers for common shares	—	(9,365)

Total stockholders' equity	692,971	692,594

Total liabilities and stockholders' equity	$1,273,018	$1,193,394

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31
	2002	2001		2000
Rental revenues	$121,167		$75,626		$64,024
Expenses
Operating and maintenance	23,103		11,421		6,674
Property taxes	14,017		9,516		8,194
Depreciation and amortization	18,529		10,005		8,265
General and administrative	9,931		4,311		3,085
Asset impairments	5,903		—		—

Total expenses	71,483		35,253		26,218

Operating income	49,684		40,373		37,806
Interest and other
Interest expense	(25,168)		(16,008)		(10,139)
Interest income	4,500		7,490		2,708
Equity in (loss) earnings of joint ventures	(121)		608		504

Total interest and other	(20,789)		(7,910)		(6,927)

Income before gain on sale of real estate	28,895		32,463		30,879
Net gain on sale of real estate	291		1,322		164

Income before discontinued operations	29,186		33,785		31,043
Discontinued operations:
Income from operations	2,757		4,216		3,249
Net gain on sale of real estate	9,284		—		—

	12,041		4,216		3,249
Net income	41,227		38,001		34,292
Dividends to preferred stockholders	(48,849)		(37,442)		(33,360)

Net (loss) income applicable to common stockholders	$(7,622)		$559		$932

(Loss) earnings per common share—basic and diluted	$(.19)	$	..03	$	..07

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Stock Series A		Preferred Stock Series B
					Common Stock
							Additional Paid-In Capital(1)	Accumulated Comprehensive Loss	Retained Earnings	Notes Receivable
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1999	23,759	$353,404	—	—	13,309	$1	$111,670	—	$(3,815)	—	$461,260
Net income	—	—	—	—	—	—	—	—	34,292	—	34,292
Series A Preferred Stock options exercised	110	—	—	—	—	—	917	—	—	—	917
Cash dividends on preferred stock	—	—	—	—	—	—	—	—	(33,360)	—	(33,360)

Balance at December 31, 2000	23,869	353,404	—	—	13,309	1	112,587	—	(2,883)	—	463,109
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	38,001	—	38,001
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(106)	—	—	(106)

Total comprehensive income											37,895
Merger Activities:
Tender Offer	—	—	—	—	(808)	—	(5,653)	—	—	—	(5,653)
Shares owned by Excel Legacy cancelled	—	—	—	—	(12,151)	(1)	—	—	—	—	(1)
New shares issued in Merger	—	—	—	—	40,376	4	82,032	—	—	(9,365)	72,671
Series B Preferred Stock and warrants issued	—	—	19,667	106,234	—	—	3,113	—	—	—	109,347
Issuance costs associated with Merger and tender offer	—	—	—	—	—	—	(2,817)	—	—	—	(2,817)
Series A Preferred Stock issued	3,081	46,211	—	—	—	—	—	—	—	—	46,211
Series A Preferred Stock options exercised	463	—	—	—	—	—	6,450	—	—	—	6,450
Dividends on Series A Preferred Stock	—	—	—	—	—	—	—	—	(34,618)	—	(34,618)

Balance at December 31, 2001	27,413	399,615	19,667	106,234	40,726	4	195,712	(106)	500	(9,365)	692,594
Comprehensive income:
Net income	—	—	—	—	—	—	—		41,227	—	41,227
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(47)	—	—	(47)
Unrealized loss on interest rate caps	—	—	—	—	—	—	—	(768)	—	—	(768)

Total comprehensive income									—		40,412
Series A Preferred Stock options exercised	21	—	—	—	—	—	303	—	—	—	303
Dividends on Series A Preferred Stock	—	—	—	—	—	—		—	(38,408)	—	(38,408)
Conversion of debentures to common stock	—	—	—	—	1	—	4	—	—	—	4
Officers' notes exchanged for common stock	—	—	—	—	(2,924)	—	(9,649)	—	—	9,365	(284)
Common stock repurchased	—	—	—	—	(547)	—	(1,650)	—	—	—	(1,650)

Balance at December 31, 2002	27,434	$399,615	19,677	$106,234	37,256	$4	$184,720	$(921)	$3,319	—	$692,971

(1)
Additional paid-in capital is net of treasury stock of $11,299

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2002	2001	2000
Cash flows from operating activities
Net income	$41,227	$38,001	$34,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,324	11,268	9,558
Net gain on sale of real estate	(9,575)	(1,322)	(164)
Deferred rents	(3,033)	(3,075)	(2,781)
Compensation expense related to retirement of officers' notes and common shares	2,836	—	—
Asset impairments	5,903	—	—
Equity in (loss) earnings of joint ventures	121	(608)	(504)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(12,802)	(4,447)	(3,967)
Accounts payable and other liabilities	14,224	(5,234)	230

Net cash provided by operating activities	58,225	34,583	36,664
Cash flows from investing activities
Additions to real estate assets	(177,739)	(124,838)	(37,440)
Proceeds from sale of real estate assets	69,175	39,860	49,873
Contributions to real estate joint ventures	(1,622)	(2,584)	(6,328)
Distributions from real estate joint ventures	1,255	15,031	789
Advances on notes receivable	(4,675)	(33,171)	(48,642)
Payments on notes receivable	3,438	4,094	5,743
Purchase of treasury stock	(1,650)	—	—
Cash received in connection with merger	—	5,526	—

Net cash used in investing activities	(111,818)	(96,082)	(36,005)
Cash flows from financing activities
Advances from revolving lines of credit and notes payable	147,794	151,013	217,357
Repayments of revolving lines of credit and notes payable	(63,880)	(176,271)	(136,281)
Dividends paid	(38,408)	(34,618)	(33,360)
Proceeds from exercise of stock options	303	6,450	917
Proceeds from the issuance of Series B Preferred Stock and warrants	—	100,000	—
Payments for common stock under tender offer	—	(5,653)	—
Payments for offering costs for merger and tender offer	—	(2,817)	—

Net cash provided by financing activities	45,809	38,104	48,633

Net (decrease) increase in cash	(7,784)	(23,395)	49,292
Cash and cash equivalents at beginning of period	28,042	51,437	2,145

Cash and cash equivalents at end of period	$20,258	$28,042	$51,437

Supplemental disclosure:
Cash paid for interest	$27,105	$14,334	$8,885
Net refunds received for income taxes	—	—	3,164
Supplemental schedule of noncash operating and financing activities:
Assumption of notes payable to acquire real estate assets	5,787	242,608	16,692
Reduction in notes receivable to acquire real estate assets	3,543	—	—
Increase to treasury stock for reduction of officers' loans	9,649	—	—
Decrease to officers' loans and interest receivable	12,485	—	—
Net adjustment related to disposed real estate asset	733
Reduction of note receivable from Excel Legacy to acquire interest in real estate joint venture	—	919	4,134
Reduction in senior notes and debentures for issuance of preferred stock	—	46,211	—
Reduction in notes payable for issuance of preferred stock and warrants	—	9,347	—
Purchase accounting adjustments associated with the Merger:
Real estate assets	—	181,949	—
Other assets	—	79,214	—
Notes payable	—	161,560	—
Other liabilities	—	32,456	—

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

Real Estate Assets and Depreciation

        We record real estate assets at historical cost and adjust them for recognition of impairment losses. In following purchase accounting, we adjusted the historical costs of Excel Legacy's real estate assets to fair value at the time of the Merger. Our consolidated balance sheets at December 31, 2002 and 2001 reflect the new basis of those real estate assets. See Note 2 for additional information on this transaction.

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

        We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if their expected associated future undiscounted cash flows are less than their carrying amounts. Generally, we estimate fair value using discounted cash flow, direct capitalization or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors.

        We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

	Year Ended December 31
	2002	2001	2000
Interest incurred	$27,688	$18,379	$13,018
Interest capitalized	2,001	1,586	2,087

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

        When an other than temporary impairment loss on an individual investment is considered to have occurred, we write down the cost basis of the security, and record the charge in earnings.

        Included in other assets on our consolidated balance sheet is an investment in Millennia Car Wash, LLC (Millennia) which owns approximately 1.9 million shares of common stock, and 31,250 common stock purchase warrants of Mace Security International (MACE) and 250,000 common shares of US Plastic Lumber Corporation (USPL). Our common shares in MACE are subject to certain sale restrictions and one of our senior officers is a member of the MACE board of directors. In following GAAP, we account for Millennia's investment in MACE under the equity method of accounting and owned approximately 15% of MACE at December 31, 2002. We classify our investment in USPL as available-for-sale and recognize changes in the fair value of this investment in other comprehensive income.

	December 31
Investment in USPL (in thousands):
	2002	2001
Cost	$201	$201
Unrealized loss	(153)	(106)

Fair value	$48	$95

Revenue Recognition

        Rental revenues include: (1) minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases; (2) additional rentals, including recovery of property operating expenses, and certain other expenses which we accrue in the period in which the related expense occurs; and (3) percentage rents based on the level of sales achieved by the lessee which are recognized when earned.

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

        We are required to maintain reserves with certain lenders for property taxes, insurance and capital expenditures. The aggregate amounts of these reserves held by lenders were approximately $8.8 million at December 31, 2002 and $5.2 million at December 31, 2001. These amounts are reflected as cash on the consolidated balance sheets.

        Our cash balance at December 31, 2002 includes $2.4 million of restricted funds which represent the proceeds from the sale of vacant land at our property in Hollywood/Oakwood Plaza, FL. The funds are held by the lender until the debt is repaid in 2009.

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

Authorized Stock

        As of December 31, 2002, our Company's authorized stock consisted of 150 million shares of capital stock of which 94.7 million shares have been designated as common stock, par value $0.0001 per share; 27.8 million shares have been designated as 8 3/4% Series A Cumulative Redeemable Preferred Stock, par value $.0001 per share; and 27.5 million shares have been designated as 9% Series B Junior Convertible Redeemable Preferred Stock, par value $.0001 per share.

Income Taxes

        We intend to continue to meet all conditions necessary to qualify as a REIT under the Internal Revenue Code. To qualify as a REIT, we are required to pay dividends of at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and by excluding any net capital gain each year and meet certain other criteria. As a qualifying REIT, we will not be subject to tax on income distributed to our stockholders, but we will be subject to tax on our income to the extent it is not distributed. Also, if we sell properties that would result in a significant tax liability, we intend to use tax deferred exchange transactions so we will not be taxed on potential gains. The reported amounts of our net assets, as of December 31, 2002 and 2001 were more than their tax basis for Federal tax purposes by approximately $137.6 million and $149.6 million, respectively.

        The following table shows the tax status of our preferred dividend payments between ordinary income, return of capital and capital gains:

	Year Ended December 31
	2002	2001	2000
Ordinary income	97.1%	97.1%	91.7%
Capital gain	2.9%	2.9%	—
Return of capital	—	—	8.3%

Reclassifications

        Certain reclassifications have been reflected in the consolidated financial statements in order to conform with the current year presentation.

Use of Estimates

        Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continually review our estimates and make adjustments as necessary, but actual results could differ from those envisioned when these estimates were made.

Comprehensive Income

        In 1999, we adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for us include net income, unrealized gains (losses) on interest rate caps and unrealized gains (losses) on investments.

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

Asset Disposal

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. We have adopted this standard and report operations from properties sold in 2002 as discontinued operations for the years ended December 31, 2002, 2001 and 2000.

Stock-Based Compensation

        We follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for our employee and non-employee director stock options instead of following SFAS No. 123, "Accounting for Stock-Based Compensation." The alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. As a result, deferred compensation is recorded only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. Since the exercise price of our stock options equals the market price of our stock on the day the options are granted there is no related compensation expense.

New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early retirement of debt as extraordinary items only if they met the criteria of APB No. 30, "Reporting the Results of Operations." The adoption of this statement did not have a material effect on our financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective January 1, 2003, and we do not anticipate the adoption of this statement will have a material effect on our consolidated financial statements.

        In May 2002, the FASB issued Emerging Issues Task Force (EITF) No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44." EITF No. 00-23 requires nonrecourse notes receivable from officers be accounted for as retired and the collateral shares as repurchased at the shares' market value. We have applied EITF No. 00-23 and discuss it further in Note 11 of this Form 10-K.

        In July 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions." SFAS 147 is effective for acquisitions on or after October 1, 2002. We do not anticipate the adoption of this statement will have an effect on our consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have evaluated the effect of this statement and have determined it will not have a material impact on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." SFAS No. 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123. We have evaluated the effect of this statement and have determined it will not have a significant impact on our consolidated financial statements.

        We do not record compensation expense for stock option grants. The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123, as amended by SFAS No. 148, for the 2002 and 2001 option grants.

	Year Ended December 31
	2002	2001
Net (loss) income:
As reported	$(7,622)	$559
Deduct: stock based compensation expense determined under fair value method	(1,513)	(2,429)

Pro forma	$(9,135)	$(1,870)

Net income per share—basic and diluted:
As reported	(.19)	.03
Pro forma	(.23)	(.09)
Weighted average fair value of options granted during the year	2.35	1.60

        We discuss our stock option plan further in Note 13.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and 2) the equity investors lack an essential characteristic of a controlling financial interest. We have not evaluated the effect FIN 46 will have on our consolidated financial statements.

Note 2—Merger and Significant Event

        On March 21, 2001, PEI, PEI Merger Sub, Inc., a wholly-owned Maryland corporation (Merger Sub), and Excel Legacy entered into an Agreement and Plan of Merger (the Merger Agreement). On September 18, 2001, Merger Sub was merged with and into Excel Legacy (the Merger), with Excel Legacy continuing as a wholly-owned subsidiary of PEI. On the effective date of the Merger, each outstanding share of Excel Legacy common stock was exchanged for 0.6667 of a share of PEI common stock, and each option to purchase shares of Excel Legacy common stock was exchanged for an option to purchase shares of PEI common stock. PEI continues to operate as a REIT under the name Price Legacy Corporation. The Merger was structured to qualify as a tax-free reorganization, was approved by the stockholders of both PEI and Excel Legacy, and was accounted for as a purchase. The results of Excel Legacy are included in operations beginning September 19, 2001.

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

        The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible under certain conditions into Price Legacy common stock at a one-to-one ratio, which may be adjusted under certain circumstances, after 24 months from the date of issuance. The 9% coupon will be paid with additional shares of Series B Preferred Stock at $5.56 per share for the first 45 months from issuance. While no additional shares of Series B Preferred Stock have been issued, 1,877,917 shares accumulated during the year ended December 31, 2002 and 507,856 shares accumulated during the year ended December 31, 2001. These shares will be issued in the future.

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

        The exchange of Excel Legacy common stock for Price Legacy common stock in connection with the Merger is being accounted for as a purchase of Excel Legacy by Price Legacy. Under purchase accounting, the assets and liabilities of Excel Legacy were adjusted to fair value.

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

	Year Ended December 31
	2001	2000
	(pro forma)	(pro forma)
Total revenue	$79,638	$84,145
Income before discontinued operations	33,339	20,314
Net income	37,555	23,563
Preferred dividends	(50,510)	(47,507)

Net loss applicable to common stockholders	$(12,955)	$(23,944)

Weighted average shares outstanding
Basic	40,726	29,053
Diluted	40,726	40,726
Earnings (loss) per common share
Basic and diluted	$(.32)	$(.82)

Note 3—Net Income Per Share

        SFAS No. 128, "Earnings per Share," requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus dilutive potential shares. Dilutive potential shares are shares assumed to be issued if outstanding stock options were exercised.

All earnings per share amounts have been presented, and where appropriate, restated to reflect these calculations.

	Year Ended December 31
	2002	2001	2000
Weighted average shares outstanding	39,458,714	21,084,563	13,309,006
Effect of dilutive securities:
Employee stock options	—	21,581	—

Weighted average shares outstanding—assuming dilution	39,458,714	21,106,144	13,309,006

        Not included in the diluted weighted average shares outstanding for the year ended December 31, 2002 are 130,449 shares related to employee stock options, which are anti-dilutive. There were 19,666,754 shares of Series B Preferred Stock outstanding at December 31, 2002 which may be exchanged on a one-to-one basis into common stock, subject to adjustment, after 24 months from issuance if certain events occur. As of December 31, 2002, the Series B Preferred stockholders were entitled to approximately 2.4 million additional shares.

Note 4—Real Estate Properties

        Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from 1 to 24 years. Rental revenues include the following (amounts in thousands):

	Year Ended December 31
	2002	2001	2000
Minimum rent	$87,984	$56,265	$48,695
Straight-line accrual of future rent	3,870	2,928	2,956
Expense reimbursements	22,638	13,755	11,992
Percentage rent	776	540	381
Other revenues	5,899	2,138	—

Rental revenues	$121,167	$75,626	$64,024

        Costco, our largest tenant, contributed 9.6% of minimum rent revenue from four leases in 2002. Rental revenues generated from Costco were as follows (amounts in thousands):

	Year Ended December 31
	2002	2001	2000
Costco minimum rent	$8,900	$8,500	$8,400

        As of December 31, 2002, future minimum rental income due under the terms of all noncancelable tenant leases is as follows (amounts in thousands):

2003	$92,469
2004	92,618
2005	87,718
2006	82,488
2007	77,143
Thereafter	438,936

Total	$871,372

Acquisitions

        We acquired the following properties during 2002:

Location	Description	Date Acquired	Purchase Price	Mortgage
			(000's)	(000's)
Ocala, FL	Shopping Center	5/3/02	$7,163	$—
Fort Lauderdale, FL	Land	6/4/02	700	—
Phoenix, AZ	Shopping Center	6/6/02	9,816	5,787	(1)
Columbia, SC	Shopping Center	6/7/02	8,035	—
Greenville, SC	Shopping Center	6/28/02	29,500	—
Sterling, VA	Shopping Center	8/30/02	76,192	49,500	(2)
Orlando, FL	Land	11/20/02	7,324	—
Temecula, CA	Land	12/3/02	4,423	—

(1)
Mortgage assumed

(2)
Amount financed with purchase

        We funded these acquisitions using proceeds from tax-deferred exchange transactions on properties we sold in 2001 and 2002, by mortgage financing, by borrowing on our unsecured line of credit, and assuming mortgages.

        We acquired the following properties during 2001:

Location	Description	Acquired Date	Purchase Price	Mortgage Assumed
			(000's)	(000's)
Walnut Creek, CA	Land	1/4/01	$2,816	$—
Anaheim, CA	Land	1/29/01	23,288	—
Tempe, AZ	Shopping Center	5/18/01	23,914	14,137
Mesa, AZ	Shopping Center	5/18/01	31,367	21,360
Greensburg, IN	Shopping Center	6/28/01	19,300	18,300	(1)
Hollywood, FL (Oakwood)	Shopping Center	11/01/01	90,112	66,734
West Palm Beach, FL (Cross County)	Shopping Center	11/01/01	40,697	32,332
Miami, FL (Kendale)	Shopping Center	11/01/01	36,050	29,009
Ft. Lauderdale, FL (Cypress Creek)	Shopping Center	11/01/01	28,800	23,370
Hollywood, FL (Oakwood Business)	Office Complex	11/01/01	13,334	10,196
Orlando, FL (Millenia)	Shopping Center	11/28/01	29,463	21,675

(1)
Capital lease

        We funded these acquisitions using the proceeds from tax-deferred exchange transactions on properties we sold in 2000 and by assuming mortgages and notes payable.

Dispositions

        During 2002 we sold the following properties:

Location	Description	Date Sold	Sales Price
			(000's)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684
Hollywood, FL	Land	4/19/02	1,028
San Diego/Pacific Beach, CA(1)	Self Storage Development	6/1/02	11,632
Walnut Creek, CA(1)	Self Storage Development	6/1/02	7,708
San Juan Capistrano, CA(1)	Self Storage Development	6/1/02	6,918
Glen Burnie, MD	Shopping Center	6/21/02	15,200
San Diego/Murphy Canyon, CA	Self Storage	8/29/02	29,688
Solana Beach, CA	Self Storage	8/29/02	16,282
Azusa, CA	Self Storage	9/30/02	6,537

(1)
Our equity in the development was exchanged for notes receivable with a participating interest

        As a result of the sales noted above, we recorded a gain of $9.6 million. We used the proceeds from the sale of the properties to repay debt or to purchase additional properties in tax-deferred exchange transactions.

        During 2001 we sold the following properties:

Location	Description	Date Sold	Sales Price
			(000's)
Aurora, CO	Retail Building	1/11/01	$1,592
Sacramento/Bradshaw, CA	Office Building(1)	6/1/01	5,125
San Diego/Southeast, CA	Retail Building	9/5/01	1,680
Palm Desert, CA	Shopping Center	11/16/01	17,022
Westminster, CO(2)	Shopping Center	12/14/01	13,500
Seekonk, MA	Shopping Center	12/28/01	15,250

(1)
Partial sale—one building remains

(2)
We sold our 50% share of this joint venture

        As a result of the sales noted above, we recorded a gain of $1.3 million. We used the proceeds from the sale of the properties to repay debt or to purchase additional properties in tax-deferred exchange transactions.

Note 5—Asset Impairment

        We record real estate assets at historical costs and adjust them for recognition of impairment losses. During the year ended December 31, 2002, we recognized an impairment loss of $2.5 million on our Inglewood, CA property. The tenant, House 2 Home, filed for bankruptcy and vacated, and the property is no longer generating income. The loss was determined based on the estimated fair value of the property.

        During the year ended December 31, 2002, we also recognized an impairment of $3.4 million on two notes receivable related to an office building under redevelopment. We wrote down the value of the notes receivable to the building's estimated fair value net of debt. We discuss this transaction further in Note 8.

Note 6—Discontinued Operations

        Included in the Consolidated Statements of Operations are the discontinued operations of our property at Glen Burnie, MD, and our self storage properties in San Diego/Murphy Canyon, CA,

Solana Beach, CA and Azusa, CA which were sold during the year. Discontinued operations are summarized as follows (amounts in thousands, except per share data):

	December 31
	2002	2001	2000
Rental revenue	$4,304	$7,306	$6,747
Expenses
Operating and maintenance	124	738	1,025
Property taxes	108	305	388
Depreciation and amortization	796	1,262	1,293
Interest expense	519	785	792

	1,547	3,090	3,498

Income from operations	2,757	4,216	3,249
Net gain on sale of real estate	9,284	—	—

Net income	$12,041	$4,216	$3,249

Earnings per common share
Basic	$.31	$.20	$.24
Diluted	$.30	$.20	$.24

Note 7—Investments in Unconsolidated Real Estate Joint Ventures

        As of December 31, 2002 and 2001, we had the following investments in unconsolidated joint ventures which we account for under the equity method of accounting:

Joint Venture	Ownership %	December 31 2002	December 31 2001
Orlando Business Park LLC	50%	$16,020	$16,000
Old Mill District Shops, LLC	50%	3,999	3,340
3017977 Nova Scotia Company	55%	3,148	2,822
Blackstone Ventures I	50%	2,546	2,288
Other	Various	306	378

Total		$26,019	$24,828

        Cash distributions and profits are typically allocated based on the above ownership percentages. The Orlando Business Park LLC assets consist primarily of land held for sale. The other joint ventures are primarily in the business of operating real estate. Their accounting principles are consistent with ours.

        Summarized unaudited financial information for the joint ventures at December 31, 2002 and 2001 is as follows:

	Total Assets		Total Debt		Total Equity
As of December 31 (Unaudited)
	2002	2001	2002	2001	2002	2001
Orlando Business Park LLC(1)	$26,492	$26,069	$11,162	$10,136	$15,277	$15,879
Old Mill District Shops, LLC	23,897	23,300	17,356	17,243	6,314	5,976
3017977 Nova Scotia Company(1)	6,529	6,775	5,131	5,499	1,241	1,115
Blackstone Ventures I	12,369	11,075	9,982	8,153	2,071	2,721
Other(1)	306	378	—	—	306	378

	$69,593	$67,597	$43,631	$41,031	$25,209	$26,069

	Total Revenues			Net Income (Loss)
Year ended December 31 (Unaudited)
	2002	2001	2000	2002	2001	2000
Orlando Business Park LLC(1)	$—	$—	N/A	$—	$—	N/A
Old Mill District Shops, LLC	2,692	1,094	$226	(285)	(296)	$140
3017977 Nova Scotia Company(1)	1,691	1,847	N/A	184	286	N/A
Blackstone Ventures I	1,550	1,296	1,136	294	376	125
Other(1)	—	—	N/A	—	—	N/A
Westcol Center, LLC(2)	—	3,591	2,168	—	1,143	742

	$5,933	$7,828	$3,530	$193	$1,509	$1,007

	Company's Share of Net Income (Loss)
Year ended December 31 (Unaudited)
	2002	2001	2000
Orlando Business Park LLC(1)	$—	$—	N/A
Old Mill District Shops, LLC	(142)	(146)	$70
3017977 Nova Scotia Company(1)	81	—	N/A
Blackstone Ventures I(3)	612	183	63
Other(1)(4)	(672)	—	N/A
Westcol Center, LLC(2)	—	571	371

	$(121)	$608	$504

(1)
Joint ventures acquired from Excel Legacy in the Merger. Net income shown is for the entire year, but we did not recognize our share of net income until the 4th quarter of 2001.

(2)
We sold our 50% share of this joint venture in December 2001 for $13.5 million and recognized no gain or loss on the sale. Revenues and net income shown for 2001 are through September.

(3)
Our share of net income in 2002 includes adjustments to 2001 and 2000 net income.

(4)
Includes our share of net loss in our investment in Millennia discussed in Note 1.

Note 8—Notes Receivable

        We had $62.8 million in principal amount of third party notes receivable outstanding as of December 31, 2002 related to various real estate developments and related businesses. Of this amount, $39.1 million relates to notes we assumed from the Merger with Excel Legacy. The notes bear interest ranging from 9.5% to 15% per annum. The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold. As of December 31, 2002, we had $16.0 million of accrued but unpaid interest on these notes. Of this amount, we assumed $11.5 million from the Merger with Excel Legacy. We typically do not recognize interest income on non-recourse notes receivable related to development projects until the projects begin operations or the notes are repaid.

        Of the $62.8 million in notes receivable, as of December 31, 2002, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Companies) had an aggregate outstanding principal balance of approximately $43.9 million and the aggregate outstanding accrued interest on such notes receivable was approximately $14.9 million. Notes receivable of $12.2 million (principal amount and accrued interest) matured in 2002 and have been extended to December 31, 2004. The remainder of the notes receivable mature at various dates in 2003 or 2004 or earlier if the related development is sold. Repayment of the notes depends upon the completion of the various development projects or other events. The notes receivable are generally non-recourse obligations, but are typically collateralized by either real estate liens or pledges of ownership interests in the borrower or affiliated entities.

        The largest note receivable was made in 1996 to enable the Ellman Companies to purchase real estate located in Scottsdale, Arizona. The Ellman Companies currently plan to develop a shopping center on the Scottsdale property but have yet to receive, among other things, the necessary government entitlements to commence construction of such shopping center. On February 18, 2003, the Scottsdale City Council voted to direct the staff to negotiate a development agreement with the Ellman Companies on this property. As of December 31, 2002, the outstanding principal balance on the note receivable relating to the Scottsdale property was approximately $22.9 million and the outstanding accrued interest on the note receivable was approximately $11.5 million. We did not accrue interest on this note in 2002. The note receivable matures on the earlier of the sale of the Scottsdale property or December 20, 2003. The note is collateralized by a pledge of the owners' ownership interests in the borrower and a second priority deed of trust on the Scottsdale property. In connection with the development of the Scottsdale property, the borrower under this note receivable obtained an additional loan from a third party lender. The loan is collateralized by a first priority deed of trust on the Scottsdale property and is guaranteed by us. On February 27, 2003, we purchased the loan from the lender for an aggregate purchase price of $13.0 million. On March 10, 2003, we signed a letter agreement with the Ellman Companies which, among other things, governs the Ellman Companies' and our actions with respect to the future development of the Scottsdale property.

        We also have three notes receivable from an affiliate of the Ellman Companies relating to the Ellman Companies' ownership in the Phoenix Coyotes hockey team. These loans were made at a time when the Ellman Companies intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property. As of December 31, 2002, the aggregate outstanding principal balance of these three loans was approximately $19.3 million and the aggregate outstanding accrued interest on these three loans was approximately $3.1 million. Two of the three notes receivable matured in December 2002 and the principal balance and outstanding accrued interest on such loans

(approximately $10.4 million and $2.1 million, respectively) have been extended to December 31, 2004. The third note receivable has a maturity date of December 20, 2003.

        In February 2001, we entered into a letter agreement to govern the repayment of the loans described above relating to the Scottsdale property and the acquisition of the Phoenix Coyotes by the Ellman Companies. Shortly thereafter and as a result of delays at the Scottsdale property, the Ellman Companies elected to pursue an alternative site for the hockey arena in Glendale, Arizona. In December 2002, the Ellman Companies and the other investors involved in the ownership of the Phoenix Coyotes entered into a series of transactions in which the Phoenix Coyotes hockey team, the proposed arena and related real estate development projects were consolidated into a single holding company for the purpose of assisting the combined entity in obtaining additional financing. It is unclear at this time the impact the structure will have on the repayment of our loans made to the Ellman Companies in connection with their acquisition of the Phoenix Coyotes. We stopped accruing interest on the loans when the development projects were consolidated into the holding company. The sale of equity interests in the holding company is expected to generate proceeds to help repay our notes.

        We also have two notes receivable from the Ellman Companies relating to the Ellman Companies' efforts to acquire and refurbish an office building located in Phoenix, Arizona. On March 10, 2003, we signed an agreement with the Ellman Companies to acquire the Phoenix property via a deed in lieu of foreclosure agreement. In 2002 we wrote down the value of the two notes to $1.0 million, which was the estimated fair value of the office building net of debt. We have not accrued any interest on these notes. One of the two notes receivable matured in December of 2002 and the second note receivable has a maturity date of the earlier of the sale of the Phoenix property and May 28, 2004. These notes receivable are non-recourse obligations, but are secured by a junior deed of trust on the Phoenix property. In connection with the development of the Phoenix property, the borrower under these two notes receivable obtained an additional loan from a third party lender. The outstanding principal amount of the loan is approximately $4.5 million and the loan has a maturity date of April 5, 2004, is secured by a first priority deed of trust on the Phoenix property and is guaranteed by us.

        In addition to the loans to the Ellman Companies, we have notes receivable of $12.6 million we obtained from the buyers of our self-storage development properties. These notes bear interest at 12% per annum. The notes are payable on May 31, 2003 or earlier, depending on stabilization of the properties. We have also guaranteed $19.3 million in debt to a third party associated with the self-storage properties that was assumed by the buyers. This debt matures in April 2003. These notes were repaid in full in January 2003, and our guaranteed $19.3 million in debt to a third party associated with the self-storage properties was reduced to $4.6 million.

        We also have a note receivable from Zonapar, LLC an Ohio LLC ("Zonapar"). The note bears interest at 11% and is due June 30, 2003. The outstanding amount at December 31, 2002 was $3.6 million and another $0.8 million was loaned in January 2003. The note is guaranteed by Yaromir Steiner, an individual, and Zonapar. Zonapar owns development and land option rights related to a development in Kansas City, MO.

Note 9—Debt

        We had the following mortgages and notes payable outstanding at December 31, 2002 and December 31, 2001 (amounts in thousands):

	December 31
	2002	2001
Mortgages on five properties in Florida bearing interest ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$160,152	$161,517
Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points (2.36% at December 31, 2002). The mortgage is collateralized by five of our properties and matures June 2004	121,375	121,375
Mortgages and notes payable on nine properties bearing interest ranging from 3.43% to 8.75%. The loans are collateralized by the properties and mature on various dates between June 2003 and February 2017	101,948	62,928
Revolving $100.0 million credit facility bearing interest at LIBOR plus 150 to 188 basis points (3.31% at December 31, 2002), maturing September 2004	60,300	31,500
Construction loan outstanding on a $46.0 million facility bearing interest at LIBOR plus 310 basis points (4.48% at December 31, 2002). The loan is due March 2003 and is collateralized by a retail center in Newport, KY (see below)	38,500	26,706
Capital lease arrangements with an individual on three properties. The capital leases have effective interest rates ranging from 4.02% to 7.36% and mature on various dates between June 2004 and June 2005	34,052	29,872
Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 225 basis points (3.63% at December 31, 2002). The loan is collateralized by the property and matures April 2003	21,888	21,675
Construction loan payable to a bank bearing interest at LIBOR plus 150 basis points (2.88% at December 31, 2002). The loan matures November 2004 and is collateralized by the project	5,159	—
Note payable outstanding on a $4.7 million facility related to Newport, KY (see below), bearing interest at Prime plus 50 basis points (4.75% at December 31, 2002), matures March 2003	4,737	4,737
Construction loans payable to a bank bearing interest at a 90-day LIBOR rate plus 275 basis points. The loans were assumed by the buyers of the properties in June 2002	—	$7,167
Note payable to an individual bearing interest at 12.50% repaid April 2002	—	6,000
Note payable on IMAX equipment, no interest. The note was due on demand and was relieved in December 2002	—	5,451
Convertible Debentures and Senior Notes (see below)	—	5,095

Total	$548,111	$484,023

        We were in compliance with all covenants on our credit facility at December 31, 2002. In 2003 we plan to use cash flow from operations to fund our recurring debt service obligations.

        We have a 65% interest in Newport on the Levee, LLC (Newport) that is developing a retail project in Newport, KY. In addition to the $38.5 million and $4.7 million notes in the above table, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by us, by Newport, and the third party co-developers of the project. Newport has drawn on $43.7 million of the bonds at December 31, 2002.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at December 31, 2002 is as follows:

Joint Venture	December 31 2002	Debt Guaranteed	Maturity Date
Orlando Business Park, LLC	$11,162	$11,162	6/1/04
Old Mill District Shops, LLC(1)	17,356	13,831	7/22/03
Blackstone Ventures I	9,982	9,982	10/1/04
3017977 Nova Scotia Company(1)	5,131	—	6/15/03

	$43,631	$34,975

(1)
These loans have one year extension options

        We have also guaranteed a $12.9 million note payable to a third party lender which matures on February 28, 2003 relating to a development project in Scottsdale, AZ on which we hold a note receivable of $22.9 million in principal amount. We repaid this note in February 2003. In addition, we have guaranteed a $4.5 million note payable to a third party lender which matures in April 2004 relating to an office building in Phoenix, AZ on which we have notes receivable of $1.0 million in principal amount.

        In connection with the sale of three self storage development properties in 2002, we agreed to guarantee $19.3 million of debt associated with the properties that was assumed by the buyer in the transaction. We guarantee this debt until it matures in April 2003. These notes were repaid in full in January 2003, and our guaranteed $19.3 million in debt to a third party associated with the self-storage properties was reduced to $4.6 million.

Convertible Debentures

        Prior to the Merger, Excel Legacy had $33.2 million in convertible debentures outstanding. As part of the Merger, $30.4 million of the debentures were exchanged for Series A Preferred Stock, with $2.8 million of debentures remaining. We redeemed the remaining debentures in full in October 2002.

Senior Notes

        Prior to the Merger, Excel Legacy had $18.1 million in senior notes outstanding. As part of the Merger, $15.8 million of the notes were exchanged for Series A Preferred Stock, with $2.3 million of notes remaining. We redeemed the remaining notes in full in October 2002.

        The amount of debt that becomes due in each of the next five years is as follows (amounts in thousands):

2003	$84,724
2004	199,885
2005	23,054
2006	33,011
2007	3,343
Thereafter	204,094

$548,111

Note 10—Financial Instruments: Derivatives and Hedging

        In the normal course of business, we are exposed to the effect of changes in interest rates. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to manage the cost of borrowing obligations.

        We have a policy of only entering into derivative contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income, financial position, or cash flows in the future from the use of derivatives.

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

        We also use derivatives to protect the fair value of existing or anticipated fixed-rate debt. During 2002, we had five amortizing swaps with approximately $161 million current notional value protecting the fair value of approximately $161 million fixed-rate debt from changes in value attributable to interest rate movement. In October 2002, we sold our five Interest Rate Swap Agreements back to the counter party for $13.8 million and will amortize the gain over the fixed-rate debt's remaining life through 2009 to 2010. The interest rate caps are included with other assets on the consolidated balance sheets.

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

        Cash flow hedges hedge the future cash outflows of current or forecasted debt. The interest rate caps described above protect against variability in interest cash outflows above the cap strike rate. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either Accumulated Other Comprehensive Income or in earnings, depending on the hedging relationship. Unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings in the same period or periods that the hedged cash flows affect earnings. As of December 31, 2002, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $0.8 million. Within the next twelve months, we do not expect to reclassify any of this balance to earnings as the caps are forward starting and take effect July 1, 2004.

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

Note 11—Related Party Transactions

        We have $12.5 million in notes receivable (including accrued interest) from certain of our current and former officers, which are due March 2003. The notes are primarily non-recourse obligations collateralized by approximately 2.9 million shares of our common stock. As of December 31, 2002, the market value of these shares was less than the amounts due on the notes. As a result of discussions related to the eventual disposition of the notes, we have applied Emerging Issues Task Force (EITF) 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" issued in 2002.

        EITF 00-23 requires accounting as if the shares had been repurchased and treated as treasury shares, with a corresponding issuance of a new stock option. The impact of EITF 00-23 on our financial statements was as follows:

  •
  we retired the notes receivable from officers and the 2.9 million shares securing the notes at the current market value in the third quarter of 2002. The shares collateralizing the notes are now treated as treasury stock and

  •
  we recorded a one-time non-cash charge of $2.8 million in compensation expense to record the difference between the note's book value and the value of the shares

        The above only impacts our accounting records. Legally, the notes and shares remain outstanding until the notes are repaid or otherwise settled. The 2.9 million shares are treated similar to stock options and are accounted for under variable option plan accounting in accordance with APB No. 25. This valuation had no impact on our financial statements for the year ended December 31, 2002.

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

Note 12—Profit Sharing and 401(k) Plan

        In 2001, we adopted a new 401(k) Retirement Plan (the 401(k) Plan) covering most of our officers and employees. The 401(k) Plan permits participants to contribute, until termination of employment, up to a maximum of 15% of their compensation to the 401(k) Plan. In addition, we contribute 3% of each eligible employee's compensation. We contributed $127,000 to our 401(k) Plan in 2002 and $62,000 to our 401(k) Plan in 2001. We made no contributions for the year ended December 31, 2000.

Note 13—Stock Option Plan

        In 2001, we established a Stock Option and Incentive Plan (the Plan) and we may grant stock options to any employee or director under this plan. As of December 31, 2002, we reserved 3,300,000 shares for issuance under the Plan. Options generally vest over three years and expire ten years after the grant date. Once exercisable, the employee or director can purchase shares of our stock at the market price on the date we granted the option.

        In connection with the Merger, each outstanding option to purchase Excel Legacy common stock automatically became an option to purchase our common stock. The number of shares of our common stock, which may be purchased with these options, and the exercise price was adjusted to reflect the exchange ratio. You will see in the following table the activity in the common stock options and related weighted average exercise price per share. The quantity of stock options granted, exercised and cancelled for 2001 reflect only common stock options.

        The following table summarizes the activity for the Plan:

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2001	—	—
Options assumed in connection with the Merger	282,006	$5.04
Granted	2,828,499	3.12
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2001	3,110,505	3.29
Granted	30,000	4.07
Exercised	—	—
Canceled	(667)	5.25

Outstanding at December 31, 2002	3,139,838	3.30

        As of December 31, 2002, options to purchase 2,286,126 shares were exercisable under the Plan and 160,162 shares of common stock remained available for future issuance in connection with the Plan.

        The following table summarizes information concerning options outstanding under the Plan as of December 31, 2002:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$3.10 - 3.47	2,828,499	$3.12	8.7	1,988,121	$3.12
3.75 - 4.31	113,339	4.06	4.9	113,339	4.07
5.25 - 6.94	198,000	5.46	6.8	184,666	5.44

	3,139,838	3.30	8.5	2,286,126	3.35

        As we stated in Note 1, we follow the provisions for APB No. 25, "Accounting for Stock Issued to Employees." In 1997 and 2002, we implemented the disclosure provisions required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No.123," respectively, for our stock option plans. SFAS No. 123 requires pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the "fair value" method described in that statement. We estimated the fair value using the Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	Year Ended December 31
	2002	2001
Risk free interest rate	3.98%	4.87%
Annual dividend rate	0%	0%
Volatility factor of the stock price	40.15%	31.11%
Weighted average expected life (years)	10	10

        We do not record compensation expense for stock option grants. The table in Note 1 summarizes results as if we had recorded compensation expense for the 2002 and 2001 option grants.

Note 14—Stockholders' Equity

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

        For the first 45 months after issuance, all distributions on the Series B Preferred Stock will be payable in additional shares of Series B Preferred Stock. There were 19,666,754 shares of Series B Preferred Stock outstanding at December 31, 2002 which may be exchanged on a one-to-one basis into common stock, subject to adjustment, after 24 months from issuance if certain events occur. As of December 31, 2002, the Series B Preferred stockholders were entitled to approximately 2.4 million additional shares.

        Included in Additional Paid-in Capital at December 31, 2002 are $3.1 million in warrants to purchase common stock at an exercise price of $8.25 per share.

        The total market value of the Series A Preferred Stock is based on the closing price on its first day of trading and is shown on the balance sheet as Series A Preferred Stock. We reduced additional paid in capital by the Series A Preferred Stock's value to reflect our change in capital structure.

Note 15—Commitments and Contingencies

        We own a property in New Jersey with a ground lease that has a remaining term of 24 years with three 15-year options to renew. Rent expense related to the ground lease is summarized below (amounts in thousands):

	Year Ended December 31
	2002	2001	2000
Ground lease rent expense	$796	$782	$754

        Future minimum payments during the next five years and thereafter under this noncancelable lease at December 31, 2002 are as follows (amounts in thousands):

2003	$796
2004	796
2005	796
2006	796
2007	796
After 2007	15,455

Total minimum payments	$19,435

        The above property is subleased and as of year end, total future sublease revenues are $26.8 million, which are included in future minimum rental income amounts in Note 4.

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

        On June 5, 2002, Mr. Geyser filed an appeal and Excel Legacy subsequently filed a cross-appeal against Mr. Geyser. These appeals are still pending.

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

        We are not party to any other legal proceedings other than various claims and lawsuits arising in the ordinary course of business that, in the opinion of our management, are not individually or in the aggregate material to our financial statements.

Note 16—Quarterly Results of Operations (unaudited)

        The following is an unaudited summary of our quarterly results for the last two years (amounts in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2002
Revenues	$27,610	$30,926	$30,170	$32,461
Operating income	12,540	14,302	11,828	11,014
Income before discontinued operations	8,032	9,915	7,209	4,031
Discontinued operations	1,130	229	10,547	134
Net income	9,162	10,144	17,756	4,165
Earnings (loss) per common share
Basic and diluted	(.07)	(.05)	.14	(.22)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2001
Revenues	$15,837	$17,339	$18,131	$24,319
Operating income	9,007	10,200	10,420	10,746
Income before discontinued operations	7,700	10,115	8,566	7,405
Discontinued operations	1,039	847	1,200	1,129
Net income	8,739	10,962	9,766	8,534
Earnings (loss) per common share
Basic and diluted	.03	.19	.06	(.08)

Report of Independent Accountants

To the Board of Directors and Shareholders
of Price Legacy Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 82 present fairly, in all material respects, the financial position of Price Legacy Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 82 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2000 were audited by other independent accountants whose report dated January 19, 2001, except for Note 13, as to which the date is January 26, 2001 expressed an unqualified opinion on those statements.

        As discussed in Note 1, effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        On September 18, 2001, Price Enterprises, Inc. acquired Excel Legacy Corporation (see Note 2).

                      PRICEWATERHOUSECOOPERS LLC

San Diego, California
February 27, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Price Enterprises, Inc.

        We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Price Enterprises, Inc. for the year ended December 31, 2000. Our audit also included the financial data for the year ended December 31, 2000 included in the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements of Price Enterprises, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial data for the year ended December 31, 2000 included in the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

San Diego, California
January 19, 2001,
except for Note 13, as to which the date is
January 26, 2001

ITEM 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

        Note that in this Form 10-K, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

ITEM 10—Directors and Executive Officers of the Registrant

        Information about directors and executive officers is incorporated by reference from the discussion under the headings "Director Nominees and Board Composition" and "Executive Officers" in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11—Executive Compensation

        Information about executive compensation is incorporated by reference from the discussion under the heading "Executive Compensation" in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information about security ownership and related stockholder matters is incorporated by reference from the discussion under the headings "Securities Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13—Certain Relationships and Related Transactions

        Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading "Certain Relationships and Related Transactions" in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14—Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the filing date of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

ITEM 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
List of Financial Statements and Financial Statement Schedules:

  The following consolidated financial statements of Price Legacy Corporation are included in Item 8

				Page
(1)	(A)	Report of Independent Accountants		69
	(B)	Consolidated Financial Statements
		(i)	Consolidated Balance Sheets—December 31, 2002 and 2001	38
		(ii)	Consolidated Statements of Operations—Year ended December 31, 2002, Year ended December 31, 2001, and Year ended December 31, 2000	39
		(iii)	Consolidated Statements of Stockholders' Equity—Year ended December 31, 2002, Year ended December 31, 2001, and Year ended December 31, 2000	40
		(iv)	Consolidated Statements of Cash Flows—Year ended December 31, 2002, Year ended December 31, 2001, and Year ended December 31, 2000	41
		(v)	Notes to Consolidated Financial Statements	43
(2)	Financial Statement Schedules:
	The following consolidated financial statement schedules of Price Legacy Corporation are included in Item 14(d):
		Schedule II—Valuation and Qualifying Accounts		73
		Schedule III—Real Estate and Accumulated Depreciation		74

	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(b)
Reports on Form 8-K

        We did not file any reports on Form 8-K during the quarter ended December 31, 2002.

(c)
Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 91.

PRICE LEGACY CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2002
(amounts in thousands)

	Year Ended December 31
Allowance for Uncollectible Accounts
	2002	2001	2000
Balance at beginning of period	$1,680	$785	$71
Additions
Charged to bad debt expense	1,612	1,030	752
Deductions
Accounts receivable written off	(1,623)	(135)	(38)

Balance at end of period	$1,669	$1,680	$785

PRICE LEGACY CORPORATION
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(amounts in thousands)

					Gross amount at which carried at close of period
		Initial Costs									Depreciable Life
				Costs Capitalized Subsequent to Acquisition
Location(2)	Description	Land and Improvements	Building and Improvements		Land and Improvements	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date of Acquisition	Land Improvements	Buildings and Improvements	Tenant Improvements
Newport, KY	Shopping Center	$—	$95,450	$16,481	$8,748	$103,183	$111,931	$(4,619)	2001	2001	40	40	10
Hollywood, FL	Shopping Center	30,037	60,211	(2,238)	27,757	60,252	88,009	(1,758)		2001	40	40	10
Westbury, NY	Shopping Center	41,784	—	43,875	56,956	28,703	85,659	(2,600)	1992-93	1992	40	40	10
Sterling, VA	Shopping Center	25,445	50,906	—	25,445	50,906	76,351	(424)		2002	40	40	10
Pentagon City, VA	Shopping Center	24,742	14,473	33,824	29,576	43,463	73,039	(3,455)	1993-94	1993	40	40	10
Anaheim, CA	Land	51,810	586	18,423	51,619	19,200	70,819	—	2001-02	2001	—	—	—
Wayne, NJ	Shopping Center	19,760	6,912	20,475	26,524	20,623	47,147	(1,685)	1991-93	1991	40	40	10
West Palm Beach, FL	Shopping Center	13,566	27,193	6	13,566	27,199	40,765	(793)		2001	40	40	10
Orlando, FL	Shopping Center	9,821	19,686	7,956	17,144	20,318	37,463	(543)		2001	40	40	10
Mesa, AZ	Shopping Center	10,990	20,410	5,571	10,990	25,981	36,971	(916)		2001	40	40	10
Miami, FL	Shopping Center	12,017	24,088	—	12,017	24,088	36,105	(703)		2001	40	40	10
Philadelphia, PA	Shopping Center	8,649	4,382	18,661	10,641	21,052	31,692	(1,974)	1992, 1994-95	1991	40	40	10
Ft. Lauderdale, FL	Shopping Center	9,600	19,244	705	10,305	19,244	29,548	(561)		2001	40	40	10
Greenville, SC	Shopping Center	9,845	19,697	—	9,845	19,697	29,542	(246)		2002	40	40	10
San Diego, CA	Warehouse/Office Building/Self Storage	5,244	7,990	15,944	6,971	22,207	29,178	(1,843)		1981	40	40	10
Signal Hill, CA	Shopping Center	5,872	—	21,899	14,267	13,504	27,771	(1,193)	1992-93	1991	40	40	10
Temecula, CA	Land	12,622	—	19,254	17,159	14,717	31,876	—	2001-02	1999	—	—	—
Roseville, CA	Shopping Center	9,173	8,165	8,618	7,641	18,315	25,956	(1,698)		1997	40	40	10
Tempe, AZ	Shopping Center	8,380	15,563	1,327	8,380	16,890	25,270	(649)		2001	40	40	10
Greensburg, IN	Shopping Center	6,378	12,947	—	6,378	12,947	19,325	(486)		2001	40	40	10
Sacramento/Bradshaw, CA	Office Building	1,243	15,281	1,183	2,033	15,673	17,706	(1,320)		1998	40	40	10
San Diego/Rancho Bernardo, CA	Office Building	2,530	9,851	2,743	2,530	12,593	15,124	(1,469)		2000	40	40	10
San Diego/Rancho San Diego, CA	Shopping Center	4,424	6,889	2,608	5,165	8,755	13,921	(780)		1998	40	40	10
Hollywood, FL-OBC	Office Complex	4,445	8,909	189	4,445	9,098	13,542	(282)		2001	40	40	10
Tusayan, AZ	Hotel/Restaurant	—	13,227	(123)	—	13,104	13,104	(269)		2001	40	40	10
San Diego/Carmel Mtn., CA	Shopping Center	3,464	—	6,741	5,518	4,687	10,205	(396)	1992-93	1991	40	40	10

					Gross amount at which carried at close of period
		Initial Costs									Depreciable Life
				Costs Capitalized Subsequent to Acquisition
Location(2)	Description	Land and Improvements	Building and Improvements		Land and Improvements	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date of Acquisition	Land Improvements	Buildings and Improvements	Tenant Improvements
Phoenix, AZ	Shopping Center	3,284	6,557	—	3,284	6,557	9,842	(99)		2002
Scottsdale, AZ	Office Building	3,353	6,310	76	3,353	6,386	9,739	(379)		2000	40	40	10
Farmington, UT	Land	7,000	—	2,216	9,216	—	9,216	—		2001	—	—	—
Columbia, SC	Shopping Center	2,689	5,379	—	2,689	5,379	8,068	(78)		2002
Northridge, CA	Shopping Center	4,029	—	3,673	4,590	3,112	7,702	(246)	1993-94	1988	40	40	10
Ocala, FL	Shopping Center	2,405	4,810	—	2,405	4,810	7,215	(80)
Moorsetown, NJ (leased land)	Shopping Center	Leased	—	6,781	—	6,781	6,781	(945)	1989-91	1989	40	40	10
Middletown, OH	Retail Building	2,515	4,181	—	2,515	4,181	6,696	(305)		2000	40	40	10
San Juan Capistrano, CA	Shopping Center	3,150	—	3,114	2,879	3,385	6,264	(316)	1988-89, 94-95	1987	40	40	10
Terre Haute, IN	Retail Building	2,185	3,572	—	2,185	3,572	5,757	(260)		2000	40	40	10
Smithtown, NY	Retail Building	721	—	4,646	2,409	2,958	5,367	(274)	1988-89	1985	40	40	10
Hampton, VA	Retail Building/Bank	1,132	—	3,497	2,248	2,381	4,629	(213)	1992	1987	40	40	10
Tucson, AZ	Shopping Center	1,073	—	3,272	1,999	2,346	4,345	(241)	1989-91	1988	40	40	10
Inglewood, CA	Warehouse Building	1,438	—	2,861	2,205	2,094	4,299	(328)	1989	1984	40	40	10
Redwood City, CA	Retail Building	1,860	—	2,354	4,214	—	4,214	—		1982	—	—	—
New Britain, CT	Warehouse Building	3,640	—	378	2,230	1,788	4,018	(157)		1991	40	40	10
Tucson/Marana, AZ	Land	2,635	—	427	2,329	733	3,062	—		1999	—	—	—
Scottsdale, AZ	Restaurant	563	1,046	—	563	1,046	1,609	(33)		2001	40	40	10
Scottsdale, AZ	Land	1,567	—	13	1,580	—	1,580	—		2001	—	—	—
Yosemite, CA	Land	782	—	—	782	—	782	—		2001
Chula Vista/Rancho del Rey, CA	Land	915	—	(200)	715	—	715	—		1993	—	—	—
Fountain Valley, CA	Land	321	—	—	321	—	321	—		1998	—	—	—

Total Investment Properties		$379,100	$493,914	$277,225	$446,330	$703,906	$1,150,237	$(34,617)

(1)
The aggregate cost for federal income tax purposes is $948,290

(2)
Does not include our investments in unconsolidated joint ventures.

	Year Ended December 31
Reconciliation to Reported Amounts
	2002	2001	2000
PROPERTY AND EQUIPMENT
Balance at beginning of period	$1,064,844	$554,821	$551,770
Additions during the period:
Purchases	186,283	367,446	54,115
Assets acquired in the Merger	(5,333)	181,949	—
Deductions during the period:
Cost of properties sold	(93,029)	(39,372)	(51,064)

Subtotal	1,152,765	1,064,844	554,821
Other:
Asset impairment	(2,528)	—	—

Balance at end of period	$1,150,237	$1,064,844	$554,821

ACCUMULATED DEPRECIATION
Balance at beginning of period	$19,420	$9,365	$1,278
Depreciation expense	18,531	10,889	9,032
Accumulated depreciation of properties sold	(3,334)	(834)	(945)

Balance at end of period	$34,617	$19,420	$9,365

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE LEGACY CORPORATION
DATED:	March 24, 2003	By:	/s/ GARY B. SABIN Gary B. Sabin Chief Executive Officer (Principal Executive Officer)
DATED:	March 24, 2003	By:	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JACK MCGRORY JACK McGRORY, Chairman of the Board of Date Directors	March 24, 2003 Date
/s/ GARY B. SABIN GARY B. SABIN, Co-Chairman of the Board of Directors and Chief Executive Officer	March 24, 2003 Date
/s/ RICHARD B. MUIR RICHARD B. MUIR, Director and Vice Chairman	March 24, 2003 Date
/s/ JAMES F. CAHILL JAMES F. CAHILL, Director	March 24, 2003 Date
/s/ MURRAY GALINSON MURRAY GALINSON, Director	March 24, 2003 Date
MELVIN L. KEATING, Director	Date
REUBEN S. LEIBOWITZ, Director	Date
/s/ KEENE WOLCOTT KEENE WOLCOTT, Director	March 24, 2003 Date

CERTIFICATIONS

I, Gary B. Sabin, certify that:

1.
I have reviewed this annual report on Form 10-K of Price Legacy Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ GARY B. SABIN Gary B. Sabin Chief Executive Officer

I, James Y. Nakagawa, certify that:

1.
I have reviewed this annual report on Form 10-K of Price Legacy Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Chief Financial Officer

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
10.1	(19)	Amended and Restated Price Legacy Corporation 2001 Stock Option and Incentive Plan (the 2001 Plan)
10.2	(19)	Form of Incentive Stock Option Agreement under the 2001 Plan
10.3	(10)	The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (the 1995 Plan)
10.4	(11)	First Amendment to The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan
10.5	(11)	Form of Amended and Restated Non-Qualified Stock Option Agreement under the 1995 Plan, as amended
10.6	(13)	Second Amendment to The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan
10.7	(14)
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
10.11	(1)	Form of Common Stock Purchase Warrant
10.12	(12)	Revolving Credit Agreement dated as of September 19, 2001 among Price Legacy Corporation and Fleet National Bank and the other banks which are party thereto
10.13	(15)
		Purchase and Sale Agreement, dated as of May 7, 2001, among SREG Operating Limited Partnership, SREG Oakwood Plaza, Inc., SREG OBC, Inc., SREG Hollywood Hills, Inc., SREG Cypress Creek, Inc., SREG Kendale, Inc., SREG Cross County, Inc., and SREG (Millenia), Inc., and Swerdlow Real Estate Group, Inc. and Price Enterprises, Inc.
10.14	(16)	First Amended and Restated Operating Agreement dated as of July 29, 1998 of Newport on the Levee, LLC
10.15	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Gary B. Sabin
10.16	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Richard B. Muir
10.17	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Graham R. Bullick
10.18	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and S. Eric Ottesen
10.19	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and John Visconsi
10.20	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and James Y. Nakagawa
10.21	(17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Mark T. Burton
10.22	(18)	Form of Stock Purchase Agreement dated as of September 25, 2000, by and between Excel Legacy Corporation and each of Richard B. Muir, Graham R. Bullick, S. Eric Ottesen and Mark T. Burton
10.23	(18)	Form of Loan Assumption Agreement dated as of September 25, 2000 by and between Excel Legacy Corporation and each of Richard B. Muir, Graham R. Bullick, S. Eric Ottesen and Mark T. Burton
10.24	(20)	International Swap Dealers Association, Inc. Master Agreement dated as of April 12, 2002 between Fleet National Bank and Price Legacy Corporation
12.1	*	Computation of ratio of earnings to fixed charges
21.1	*	Subsidiaries of Price Legacy Corporation
23.1	*	Consent of PricewaterhouseCoopers LLP

23.2	*	Consent of Ernst & Young LLP

*
Filed herewith.

(1)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 23, 2001 (File No. 0-20449)

(2)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 12, 1997 (File No. 0-20449)

(3)
Incorporated by reference to Excel Legacy Corporation's Current Report on Form 8-K (File No. 0-23503) filed with the SEC on April 2, 1998

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

(6)
Incorporated by reference to Current Report on Form 8-A filed with the SEC on August 7, 1998 (File No. 0-20449)

(7)
Incorporated by reference to Registration Statement on Form S-3 of Price Legacy Corporation filed with the SEC on March 1, 2002 (File No. 333-83606)

(8)
Incorporated by reference to Excel Legacy Corporation's Current Report on Form 8-K (File No. 0-23503) filed with the SEC on November 12, 1999

(9)
Incorporated by reference to Excel Legacy Corporation's Current Report on Form 8-K filed with the SEC on September 19, 2001 (File No. 0-23503)

(10)
Incorporated by reference to Registration Statement on Form 10 of Price Enterprises, Inc. filed with the SEC on December 13, 1994 (File No. 0-20449)

(11)
Incorporated by reference to Registration Statement on Form S-8 of Price Enterprises, Inc. filed with the SEC on September 2, 1998 (File No. 333-62723)

(12)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the SEC on November 14, 2001 (File No. 0-20449)

(13)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed with the SEC on August 4, 1999 (File No. 0-20449)

(14)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 26, 2000 (File No. 0-20449)

(15)
Incorporated by reference to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001 filed with the SEC on May 25, 2001 (File No. 0-20449)

(16)
Incorporated by reference to Excel Legacy Corporation's Annual Report on Form 10-K (File No. 0-23503) filed with the SEC on October 28, 1998

(17)
Incorporated by reference to Excel Legacy Corporation's Annual Report on Form 10-K (File No. 0-23503) filed with the SEC on March 30, 2000

(18)
Incorporated by reference to Excel Legacy Corporation's Quarterly Report on Form 10-Q (File No. 0-23503) filed with the SEC on November 9, 2000

(19)
Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 20, 2002 (File No. 0-20449)

(20)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 13, 2002 (File No. 0-20449)

QuickLinks

PRICE LEGACY CORPORATION Annual Report on Form 10-K For the Year Ended December 31, 2002
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1—Business
  ITEM 2—Properties
  ITEM 3—Legal Proceedings
  ITEM 4—Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5—Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6—Selected Financial Data
  ITEM 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A.—Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8—Financial Statements and Supplementary Data
PRICE LEGACY CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
PRICE LEGACY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PRICE LEGACY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10—Directors and Executive Officers of the Registrant
  ITEM 11—Executive Compensation
  ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13—Certain Relationships and Related Transactions
  ITEM 14—Controls and Procedures
PART IV
PRICE LEGACY CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS December 31, 2002 (amounts in thousands)
PRICE LEGACY CORPORATION SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2002 (amounts in thousands)
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX Description