Form 10-K/A
period 2002-12-31
PRICE LEGACY CORP
filed 2003-04-30
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20449

PRICE LEGACY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0628740 (I.R.S. Employer Identification No.)
17140 Bernardo Center Drive, Suite 300, San Diego, California (Address of principal executive offices)	92128 (zip code)

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

        The following items of Price Legacy Corporation's (Price Legacy) Annual Report on Form 10-K for the fiscal year ended December 31, 2002 are hereby amended. Each such item is set forth in its entirety, as amended.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

        The following table sets forth certain information regarding our existing directors, including the name, position with Price Legacy (if any) and age of each director:

Name	Age	Title
Jack McGrory	53	Chairman of the Board
Gary B. Sabin	49	Co-Chairman and Chief Executive Officer
Richard B. Muir	47	Vice Chairman and Assistant Secretary, President, Excel Legacy and Excel Legacy Holdings
James F. Cahill	48	Director
Murray Galinson	65	Director
Keene Wolcott	72	Director
Reuben S. Leibowitz	55	Director
Melvin L. Keating	56	Director

        Jack McGrory has served as Chairman of the Board of Price Legacy since September 2001. Mr. McGrory served as Chairman of the Board of Price Legacy's predecessor, Price Enterprises, and as a director of Excel Legacy from November 1999 to September 2001. Mr. McGrory is Executive Vice President of San Diego Revitalization, a non-profit organization focused on real estate development in City Heights. Mr. McGrory is also Managing Director of The Price Group LLC, which is engaged in securities and real estate investments, since August 2000. Mr. McGrory served as Chief Operating Officer of the San Diego Padres from October 1999 to August 2000 and is a member of its Board of Directors. Mr. McGrory served as President and Chief Executive Officer of Price Enterprises from September 1997 to November 1999 and as City Manager of the City of San Diego from March 1991 to August 1997. Mr. McGrory is also a director of PriceSmart, Inc., a publicly traded operator of international membership shopping stores.

        Gary B. Sabin has served as Co-Chairman of the Board and Chief Executive Officer of Price Legacy since September 2001. Mr. Sabin served as President, Chief Executive Officer and a director of Price Enterprises from November 1999 to September 2001 and as Chairman of the Board, President and Chief Executive Officer of Excel Legacy from November 1997 to September 2001. Mr. Sabin served as President and a director of New Plan Excel Realty Trust, Inc. (New Plan Excel) from September 1998 to April 1999 and as Chairman of the Board, President and Chief Executive Officer of Excel Realty Trust from January 1989 to September 1998. In addition, Mr. Sabin has served as Chief Executive Officer of various companies since his founding of Excel Realty Trust's predecessor company and its affiliates beginning in 1977. He has been active for over 25 years in diverse aspects of the real estate industry, including the evaluation and negotiation of real estate acquisitions, management, financing and dispositions.

        Richard B. Muir has served as Vice Chairman of the Board since September 2001 and as Assistant Secretary of Price Legacy since April 2003. Mr. Muir has also served as President of Excel Legacy and Excel Legacy Holdings since September 2001. Mr. Muir served as Executive Vice President, Chief Operating Officer and a director of Price Enterprises from November 1999 to September 2001 and as Executive Vice President, Secretary and a director of Excel Legacy from November 1997 to

September 2001 and as its Chief Operating Officer from November 1999 to September 2001. Mr. Muir served as Executive Vice President, Co-Chief Operating Officer and a director of New Plan Excel from September 1998 to April 1999 and as Executive Vice President, Secretary and a director of Excel Realty Trust from January 1989 to September 1998. In addition, Mr. Muir served as an officer and director of various affiliates of Excel Realty Trust since 1978, primarily in administrative and executive capacities, including direct involvement in and supervision of asset acquisitions, management, financing and dispositions. Mr. Muir is also a director of Mace Security International, Inc.

        James F. Cahill has served as a director of Price Legacy since September 2001. Mr. Cahill served as a director of Price Enterprises from August 1997 to September 2001. Mr. Cahill has also served as Executive Vice President of Price Entities since January 1987. In this position with Price Entities, he is responsible for the oversight and investment activities of the financial portfolio of Sol Price, founder of The Price Company, and related entities. Mr. Cahill has been a director of PriceSmart, Inc., an international retailing company publicly traded on the NASDAQ exchange, since November 1999. He is currently Vice-Chairman. He is also currently Executive Vice President of San Diego Revitalization Corp., a public non-profit organization focused on the redevelopment of an inner city community of San Diego. Prior to 1987, Mr. Cahill was employed at The Price Company for ten years with his last position being Vice President of Operations. Mr. Cahill was a director of Neighborhood National Bank, located in San Diego, from 1992 through January 1998. Mr. Cahill is also a director of PriceSmart, Inc., a publicly traded operator of international membership shopping stores.

        Murray Galinson has served as a director of Price Legacy since September 2001. Mr. Galinson served as a director of Price Enterprises from August 1994 to November 1999 and from January 2001 to September 2001. Mr. Galinson has also served as Chairman of the Board of San Diego National Bank and SDNB Financial Corp. since May 1996 and as a director of both entities since their inception in 1981. Mr. Galinson served as President of both entities from September 1984 until May 1996 and as Chief Executive Officer of both entities from September 1984 to September 1997. Mr. Galinson is also a director of PriceSmart, Inc., a publicly traded operator of international membership shopping stores.

        Keene Wolcott has served as a director of Price Legacy since September 2001. Mr. Wolcott has also served as President of Wolcott Investments, Inc., a private investment company, since 1975 and is currently a director of Prusser's of the West Indies Ltd., a company which owns and operates restaurants. Mr. Wolcott served as a director of The Price REIT, Inc. from January 1995 until 1998. From 1969 to 1973, Mr. Wolcott served as Chief Executive Officer of the Colorado Corporation, which managed investor funds in oil and gas exploration. Prior to 1969 he served as Senior Vice President of Hayden, Stone and Company, a securities brokerage firm.

        Reuben S. Leibowitz has served as a director of Price Legacy since September 2001. Mr. Leibowitz is a Managing Director and member of Warburg Pincus LLC, a private equity investment firm, which manages affiliated entities that hold shares of Price Legacy Series B preferred and common stock. Mr. Leibowitz is also a general partner of Warburg, Pincus & Co. He has been associated with Warburg Pincus since 1984. Mr. Leibowitz is also a director of Chelsea Property Group, Inc. and a number of private companies. Mr. Leibowitz is a member of the New York State Bar and a Certified Public Accountant.

        Melvin L. Keating has served as a director of Price Legacy since September 2001. Mr. Keating has served as President of Picasso Properties Corporation, a real estate consulting firm, since 1997. From 1995 to 1997, Mr. Keating served as President of Sunbelt Management Company, an owner and operator of commercial and retail real estate in North America. From 1986 to 1995, Mr. Keating served as Senior Vice President of various entities controlled by the Reichmann family, including Reichmann International Companies and Olympia & York Companies, U.S.A., which were engaged in the real estate development business, including the development and construction of major urban office buildings and other commercial property. Mr. Keating is a director of Plymouth Rubber Company, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, executive officers and beneficial owners of ten percent or more of Price Legacy's common stock and/or Series A preferred stock are required to report to the Securities and Exchange Commission (SEC) on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of Price Legacy's common stock and/or Series A preferred stock. Based solely on its review of the forms received by it, Price Legacy believes that all filing requirements applicable to its executive officers, directors and beneficial owners of more than ten percent of its common stock and/or Series A preferred stock were complied with during 2002

Executive Officers

        Set forth below are the names, positions and ages of the executive officers and other key employees of Price Legacy:

Name	Age	Position
Gary B. Sabin	49	Co-Chairman and Chief Executive Officer
Richard B. Muir	47	Vice Chairman and Assistant Secretary, President, Excel Legacy and Excel Legacy Holdings
Graham R. Bullick, Ph.D.	52	President and Chief Operating Officer
Mark T. Burton	42	Senior Vice President—Acquisitions/Dispositions
S. Eric Ottesen.	47	Senior Vice President, General Counsel and Secretary
James Y. Nakagawa	37	Chief Financial Officer
William J. Stone	59	Senior Vice President—Development
John A. Visconsi	59	Senior Vice President—Asset Management
Susan M. Wilson	45	Senior Vice President—Office/Industrial/Hospitality

        Gary B. Sabin has served as Co-Chairman of the Board and Chief Executive Officer of Price Legacy since September 2001. Mr. Sabin served as President, Chief Executive Officer and a director of Price Enterprises from November 1999 to September 2001 and as Chairman of the Board, President and Chief Executive Officer of Excel Legacy from November 1997 to September 2001. For a more detailed discussion of Mr. Sabin's business experience, see "Directors."

        Richard B. Muir has served as Vice Chairman of the Board since September 2001 and as Assistant Secretary of Price Legacy since April 2003. Mr. Muir has also served as President of Excel Legacy and Excel Legacy Holdings since September 2001. Mr. Muir served as Executive Vice President, Chief Operating Officer and a director of Price Enterprises from November 1999 to September 2001 and as Executive Vice President, Secretary and a director of Excel Legacy from November 1997 to September 2001 and as its Chief Operating Officer from November 1999 to September 2001. For a more detailed discussion of Mr. Muir's business experience, see "Directors."

        Graham R. Bullick, Ph.D., has served as President and Chief Operating Officer of Price Legacy since September 2001. Mr. Bullick served as Senior Vice President—Capital Markets of Price Enterprises from November 1999 to September 2001 and in the same position with Excel Legacy from November 1997 to September 2001. Mr. Bullick served as Senior Vice President—Capital Markets of Excel Realty Trust and then New Plan Excel from January 1991 to April 1999. Previously, Mr. Bullick was associated with Excel Realty Trust as a director from 1991 to 1992.

        Mark T. Burton has served as Senior Vice President—Acquisitions/Dispositions of Price Legacy since September 2001. Mr. Burton served as Senior Vice President—Acquisitions of Price Enterprises from November 1999 to September 2001 and in the same position with Excel Legacy from November 1997 to September 2001. Mr. Burton served as Senior Vice President—Acquisitions with Excel Realty Trust and then New Plan Excel from October 1995 to April 1999. He also served as a Vice President of Excel Realty Trust from January 1989 to October 1995. Mr. Burton was associated with Excel Realty Trust and its affiliates beginning in 1983, primarily in the evaluation and selection of property acquisitions.

        S. Eric Ottesen has served as Senior Vice President, General Counsel and Secretary of Price Legacy since September 2001. Mr. Ottesen served as Senior Vice President, General Counsel and Secretary of Price Enterprises from November 1999 to September 2001 and as Senior Vice President, General Counsel and Assistant Secretary of Excel Legacy from November 1997 to September 2001. Mr. Ottesen served as Senior Vice President—Legal Affairs and Secretary of New Plan Excel from September 1998 to April 1999 and as Senior Vice President, General Counsel and Assistant Secretary of Excel Realty Trust from September 1996 to September 1998. From 1987 to 1995, Mr. Ottesen was a senior partner in a San Diego law firm.

        James Y. Nakagawa has served as Chief Financial Officer of Price Legacy since September 2001. Mr. Nakagawa served as Chief Financial Officer of Price Enterprises from November 1999 to September 2001 and in the same position with Excel Legacy from October 1998 to September 2001. From March 1998 to October 1998, Mr. Nakagawa served as Controller of Excel Legacy. Mr. Nakagawa served as Controller of Excel Realty Trust and then New Plan Excel from September 1994 to April 1999. Prior to joining New Plan Excel, Mr. Nakagawa was a manager at Coopers & Lybrand LLP. Mr. Nakagawa is a certified public accountant.

        William J. Stone has served as Senior Vice President—Development of Price Legacy since September 2001. Mr. Stone served as Senior Vice President—Development of Price Enterprises from December 1999 to September 2001 and in the same position with Excel Legacy from December 1999 to September 2001. From November 1994 to December 1999, Mr. Stone served as Executive Vice President of DDR/OliverMcMillan, where he oversaw the development of urban retail/entertainment redevelopment projects. Prior to joining DDR/OliverMcMillan, Mr. Stone served as an executive with several nationally recognized firms in the regional shopping center industry beginning in 1975, most recently with Hahn Trizec, Inc.

        John A. Visconsi has served as Senior Vice President—Asset Management of Price Legacy since September 2001. Mr. Visconsi served as Senior Vice President—Asset Management of Price Enterprises from November 1999 to September 2001 and in the same position with Excel Legacy from May 1999 to September 2001. Mr. Visconsi served as Vice President—Leasing with Excel Realty Trust and then New Plan Excel from January 1995 to April 1999. He also served as Senior Vice President of Price Enterprises from January 1994 to March 1995. From 1981 to 1994, Mr. Visconsi was Director of Leasing and Land Development of Hahn Trizec, Inc.

        Susan M. Wilson has served as Senior Vice President—Office/Industrial/Hospitality of Price Legacy since September 2001. Ms. Wilson served as Senior Vice President—Mixed Use/Development of Price Enterprises and as Senior Vice President—Office/Industrial/Hospitality of Excel Legacy from December 1999 to September 2001. From May 1992 to May 1998, Ms. Wilson owned and operated her own real estate development and property management firm specializing in office, industrial and multi-family projects.

Item 11. Executive Compensation

        The following Summary Compensation Table sets forth summary information concerning compensation paid by Price Legacy to or on behalf of Price Legacy's Chief Executive Officer and each of Price Legacy's other four most highly compensated executive officers (collectively, the Named Executive Officers) for the years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

Long-term Compensation
Annual Compensation(1)
Name and Principal Position(s)					Securities Underlying Options	All Other Compensation(3)
	Year	Salary	Bonus(2)
Gary B. Sabin Co-Chairman and Chief Executive Officer	2002 2001 2000	$321,875 75,000 —	$	— 150,000 —	— 762,333 —	$29,452 6,239 —
Richard B. Muir Vice Chairman	2002 2001 2000	221,875 50,000 —		— 100,000 —	— 697,000 —	24,770 4,896 —
Graham R. Bullick, Ph.D. President and Chief Operating Officer	2002 2001 2000	193,750 37,500 —		— 75,000 —	— 314,500 —	25,092 5,114 —
James Y. Nakagawa Chief Financial Officer	2002 2001 2000	170,625 30,000 —		35,000 70,000 —	— 307,500 —	24,205 4,338 —
Mark T. Burton Senior Vice President—Acquisitions	2002 2001 2000	171,875 37,500 —		— 75,000 —	— 307,500 —	21,915 4,852 —

(1)
The Named Executive Officers received no compensation directly from Price Legacy prior to the Merger of Excel Legacy and Price Enterprises that resulted in the formation of Price Legacy. Prior to the Merger, Excel Legacy paid the compensation of the Named Executive Officers, and Price Enterprises reimbursed Excel Legacy for the operational expenses of Price Enterprises under an administrative services agreement between the companies, pursuant to which Price Enterprises paid Excel Legacy $2,366,300 and $3,026,200 in 2001 and 2000, respectively. The following table provides information regarding the amounts paid to the Named Executive Officers by Excel Legacy during 2001 and 2000:

Name	Year	Salary	Bonus		Securities Underlying Options	All Other Compensation
Gary B. Sabin	2001 2000	$225,000 300,000	$	— 60,000	— 40,000	$18,717 9,138
Richard B. Muir	2001 2000	150,000 200,000		— 40,000	— 37,000	14,688 12,183
Graham R. Bullick, Ph.D.	2001 2000	112,500 150,000		— 40,000	— 30,000	13,563 12,183
James Y. Nakagawa	2001 2000	105,000 140,000		— 28,000	— 30,000	12,883 16,148
Mark T. Burton	2001 2000	112,500 150,000		— 80,000	— 30,000	14,566 12,222

(2)
The bonuses represent amounts awarded by the compensation committee related to 2002 and 2001 paid by Price Legacy in March 2003 and February 2002, respectively.

(3)
All other compensation consists of medical and dental benefits, life insurance, long-term disability insurance, car allowances and contributions to Price Legacy's 401(k) plan on behalf of each Named Executive Officer.

Aggregated Option Exercises in 2002 and Fiscal Year-End Option Values

        The following table provides information concerning exercises of stock options by each of the Named Executive Officers during 2002, and the number of options and value of unexercised options held by each person on December 31, 2002.

			Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of Unexercised In-The-Money Options At Fiscal Year-End (1)
Name	Number of Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gary B. Sabin	—	—	565,916	225,084	—	—
Richard B. Muir	—	—	523,417	200,250	—	—
Graham R. Bullick, Ph.D.	—	—	238,625	95,875	—	—
James Y. Nakagawa	—	—	87,874	44,959	—	—
Mark T. Burton	—	—	236,875	90,625	—	—

(1)
The dollar values have been calculated by determining the difference between the fair market value of the securities underlying the options and the closing price of Price Legacy's common stock on December 31, 2002.

Employment Agreements

        In April 2003, Price Legacy entered into amended and restated employment agreements with the officers listed below, which replace the employment agreements entered into with such officers in 1999. Each of the amended and restated agreements has a term expiring December 31, 2004 and provides the current annual base salary as set forth in the table below. Two of the officers also received bonuses in the amounts of $66,103.16 and $56,598.60 upon signing. In addition, each agreement grants to the officer the right to participate in a Performance Based Incentive Plan that was established to provide the officer cash bonus awards if Price Legacy achieves strategic objectives established by the Compensation Committee. Under each agreement, the officer is also eligible to participate in Price Legacy's stock option plan. Each agreement provides that in the event the officer's employment is terminated by Price Legacy without "Cause" or by the officer for "Good Reason," including, without limitation, in the event of a "Change of Control" (as these terms are defined in each agreement), the officer is entitled to a severance payment equal to the officer's annual base salary for the remainder of the term of the agreement. If, however, the agreements expire by their terms, the officers will receive no severance payments. The agreements provide additional benefits, such as acceleration of option vesting, extension of the expiration date of vested options and extension of health benefits, upon termination of the officers' employment with Price Legacy under certain circumstances. The agreement with Gary Sabin also provides that upon termination of Mr. Sabin's employment, other than by Price Legacy for Cause prior to April 1, 2004 or by Mr. Sabin without Good Reason prior to April 1, 2004, Mr. Sabin will have the option exercisable within 60 days after his termination to purchase from Price Legacy the Excel Centre office building in which Price Legacy is headquartered at a purchase price of $15 million. If Mr. Sabin elects to purchase the Excel Centre office building, each of the other officers has agreed to forfeit his right to receive any severance otherwise payable under his agreement. Each of the agreements also provides to the officer the right to require Price Legacy to purchase the officer's shares of Price Legacy common stock at a price equal to the fair market value determined in accordance with the agreement if the proceeds of the sale are used to purchase or repay amounts due to Price Legacy in connection with the purchase of the Excel Centre office building.

        The following table provides the name, position and current annual base salary of each of the Named Executive Officers who is party to an employment agreement with Price Legacy:

Name	Position	Annual Base Salary
Gary B. Sabin	Co-Chairman of the Board, Chief Executive Officer	$325,000
Richard. B. Muir	President of Excel Legacy and Excel Legacy Holdings	225,000
Graham R. Bullick, Ph.D.	President and Chief Operating Officer	200,000
Mark T. Burton	Senior Vice President—Acquisitions/Dispositions	175,000
James Y. Nakagawa	Chief Financial Officer	175,000

Compensation Plans

        Price Legacy Stock Option Plans.    The Amended and Restated Price Legacy Corporation 2001 Stock Option and Incentive Plan (Price Legacy Option Plan) provides for the grant to executive officers, other key employees, consultants and directors of Price Legacy of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock, dividend equivalent awards, deferred stock awards, stock payment awards, stock appreciation rights and performance awards. The Price Legacy Option Plan currently provides for aggregate award grants of up to 3,630,000 shares of common stock. This aggregate limit automatically increases on January 1 of each calendar year by 10% of the aggregate limit in effect for the immediately preceding calendar year, up to a maximum of 5,000,000 shares of common stock. In connection with the Merger in September 2001, Price Legacy assumed Excel Legacy's stock option plan, which provided for the grant of a broad variety of stock-based compensation alternatives. The number of shares of common stock and the exercise price underlying each option granted under this plan prior to the Merger were adjusted to reflect the exchange ratio in the Merger. No future grants will be made under this plan. As of April 21, 2003, options to purchase an aggregate of 3,139,838 shares of Price Legacy common stock at prices ranging from $3.10 to $6.94 were outstanding under the Price Legacy Option Plan and the Excel Legacy stock option plan assumed by Price Legacy in the Merger.

        401(k) Retirement Plan and Trust.    Price Legacy has established a tax-qualified employee savings and retirement plan (401(k) Plan) covering all employees who have been employed by Price Legacy for at least six months and who are at least 21 years of age. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the maximum amount determined by the federal government each year and have the amount of such reduction contributed to the 401(k) Plan. Price Legacy contributes three percent of each eligible employee's base salary to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional cash contributions to the 401(k) Plan by Price Legacy. The 401(k) Plan is intended to qualify under the Internal Revenue Code so that contributions to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn, and so that contributions by Price Legacy are deductible by Price Legacy when made for income tax purposes.

Compensation of Directors

        During 2002, each non-employee director of Price Legacy received cash compensation of $6,000 for serving on Price Legacy's Board of Directors. In addition, each non-employee director received $500 for each Board of Directors meeting attended in person. Each director who sits on a committee of the Board of Directors also received $500 for each committee meeting attended in person. The Chairman of the Board received an additional $4,000 in cash compensation for serving as Chairman. In April 2003, the Board increased the annual director fees paid to non-employee directors to $15,000 and increased the compensation non-employee directors receive for in-person attendance at meetings of the Board to $1,000. The Board also increased the additional annual compensation paid to the Chairman of the Board by $5,000 and determined to pay the Chairman of the Audit Committee additional annual compensation in the amount of $15,000 for service as Chairman of that committee. Directors will continue to receive $500 for each committee meeting they attend in person. In addition to director fees, each non-employee director of Price Legacy is granted an option to purchase 10,000 shares of Price Legacy common stock on the date the director is first elected to the Board of Directors. At each subsequent annual meeting of stockholders at which the non-employee director is re-elected, the director will receive an option to purchase 5,000 shares of Price Legacy common stock.

Committees of the Board of Directors

        Audit Committee.    The Audit Committee consists of Messrs. Keating (Chairman), McGrory and Wolcott. During 2002, the Audit Committee held six meetings. Pursuant to the terms of a charter adopted by the Board of Directors, the Audit Committee reviews the annual audits of Price Legacy's independent public accountants, reviews and evaluates internal accounting controls, recommends the selection of Price Legacy's independent public accountants, reviews and passes upon (or ratifies) related party transactions and conducts the reviews and examinations as it deems necessary with respect to the practices and policies of, and the relationship between, Price Legacy and its independent public accountants.

        Compensation Committee.    The Compensation Committee consists of Messrs. Leibowitz (Chairman), Cahill and Galinson. During 2002, the Compensation Committee held one meeting. The Compensation Committee reviews compensation of senior officers of Price Legacy and administers its executive compensation policies and stock based compensation plans.

        Executive Committee.    The Executive Committee consists of Messrs. McGrory (Chairman), Sabin (Co-Chairman), Leibowitz, Cahill and Galinson. During 2002, the Executive Committee held three meetings. The Executive Committee has all powers and rights necessary to exercise the full authority of the Board in the management of the business and affairs of Price Legacy, except as provided in the Maryland General Corporation Law or Price Legacy's Bylaws.

        The Board of Directors has not designated a nominating committee. The Board of Directors functions as a nominating committee.

Compensation Committee Interlocks and Insider Participation

        No interlocking relationship existed during 2002 or currently exists between any member of the Compensation Committee and any member of any other company's Board of Directors or compensation committee.

COMPENSATION COMMITTEE REPORT

        Set forth below in full is the Report of Price Legacy's Compensation Committee regarding the compensation paid by Price Legacy to its executive officers during 2002:

        The philosophy of Price Legacy's compensation program is to employ, retain and reward executives capable of leading Price Legacy in achieving its business objectives. These objectives include:

  •
  enhancing stockholder value;

  •
  maximizing financial performance;

  •
  preserving a strong financial posture;

  •
  increasing Price Legacy's assets;

  •
  attracting and retaining highly qualified executive management; and

  •
  positioning its assets and business in geographic markets offering long-term growth opportunities.

        The accomplishment of these objectives is measured against the conditions characterizing the industry within which Price Legacy operates. Price Legacy and the Compensation Committee believe this philosophy will properly motivate the executives, and thereby promote achievement of Price Legacy's business objectives.

Components of Executive Compensation

        Base Salary.    Base salary is established by Price Legacy's Compensation Committee based on each executive's job responsibilities, level of experience, individual performance and contribution to the business, with reference to the competitive marketplace for executive officers at other similar companies. The Compensation Committee believes that the base salaries paid to executive officers of Price Legacy are at competitive levels relative to the various markets from which Price Legacy attracts its executive talent. The base salary and other employment benefits for Price Legacy's executive officers are provided pursuant to employment agreements with the executive officers.

        Annual Cash Incentive Bonus.    Annual cash incentive bonuses are established by the Compensation Committee at the end of the fiscal year and are based on Price Legacy's performance, individual performance and compensation surveys. Bonuses awarded in prior years are also taken into consideration. While executive officers of Price Legacy with employment agreements historically were able to receive up to 100% of their base salary in the form of a bonus, in connection with the execution of amended and restated employment agreements with these executive officers, the Compensation Committee established a Performance Based Incentive Plan intended to provide cash bonus awards to these executive officers if Price Legacy achieves strategic objectives established by the Compensation Committee.

        Long-Term Incentives.    Long-term incentives generally include awards of stock options, though under Price Legacy's stock option and incentive plan they may also include a variety of stock-based compensation alternatives such as restricted stock, dividend equivalent awards, deferred stock awards, stock payment awards, stock appreciation rights and performance awards. The objective for the awards is to closely align executive interests with the longer term interests of stockholders. These awards, which are at risk and dependent on the creation of incremental stockholder value or the attainment of cumulative financial targets over several years, represent a portion of the total compensation opportunity provided for the executive officers. Award sizes are based on individual performance, level of responsibility, the individual's potential to make significant contributions to Price Legacy and award levels at other similar companies.

Compensation of Chief Executive Officer

        Price Legacy's Chief Executive Officer, Gary B. Sabin, is compensated pursuant to the terms of an employment agreement with Price Legacy. During 2002, Mr. Sabin received a base salary of $325,000, which represents an 8.3% increase over the base salary Mr. Sabin received during 2001. Mr. Sabin received no bonus for 2002. Mr. Sabin's base salary has not been increased for 2003. Mr. Sabin is eligible to participate in Price Legacy's stock option plan. The Compensation Committee believes that Mr. Sabin's annual compensation has been set at a level competitive with other companies in the industry.

Tax Considerations

        Section 162(m) of the Internal Revenue Code generally limits the tax deductions a public corporation may take for compensation paid to its Chief Executive Officer and its other four most highly compensated executive officers to $1 million per executive per year. Price Legacy does not presently anticipate that any of its executive officers will exceed the non-performance based compensation threshold of Section 162(m). The Compensation Committee intends to evaluate Price Legacy's executive compensation policies and benefit plans during the coming year to determine whether any actions to maintain the tax deductibility of executive compensation are in the best interest of Price Legacy's stockholders.

        The foregoing report has been furnished by the Compensation Committee.

                      Reuben S. Leibowitz
                      James F. Cahill
                      Murray Galinson
                      March 20, 2003

PERFORMANCE GRAPH

        The following performance graph compares the performance of Price Legacy's common stock to the Nasdaq Combined Composite Index and to the published National Association of Real Estate Investment Trust's All Equity Total Return Index, or the NAREIT Equity Index, in each case for the period commencing December 31, 1997 through December 31, 2002. The NAREIT Equity Index includes all tax qualified REITs listed on the New York Stock Exchange, the American Stock Exchange and the Nasdaq National Market. The graph assumes that the value of the investment in Price Legacy's common stock and each index was $100 at December 31, 1997 and that all dividends were reinvested. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of shares of Price Legacy's common stock, Series A preferred stock and Series B preferred stock as of April 23, 2003, by: (1) each director and nominee for director; (2) each of the Named Executive Officers; (3) all executive officers and directors of Price Legacy as a group; and (4) all other stockholders known by Price Legacy to be beneficial owners of more than five percent of its common stock, Series A preferred stock or Series B preferred stock. Except as otherwise indicated, each individual named has a business address of 17140 Bernardo Center Drive, Suite 300, San Diego, California 92128, and has sole investment and voting power with respect to the securities shown.

	Number of Shares Beneficially Owned			Percent Beneficially Owned (%) (2)
Name	Common Stock (1)	Series A Preferred Stock	Series B Preferred Stock	Common	Series A Preferred	Series B Preferred
Gary B. Sabin(3)	2,840,263	1,466	—	7.6	*	*
Richard B. Muir	645,420	—	—	1.7	*	*
Graham R. Bullick, Ph.D.	243,382	—	—	*	*	*
James Y. Nakagawa	109,887	400	—	*	*	*
Mark T. Burton	269,715	—	—	*	*	*
Jack McGrory(4) (5)	6,713,555	4,170,556	1,681,142	18.0	15.2	8.5
James F. Cahill(4) (6)	6,699,554	4,359,610	1,681,142	18.0	15.9	8.5
Murray Galinson(4) (7)	6,699,554	4,297,988	1,681,142	18.0	15.7	8.5
Keene Wolcott(8)	65,000	—	—	*	*	*
Reuben S. Leibowitz(9)	7,515,000	—	17,985,612	19.0	*	91.5
Melvin L. Keating(10)	15,000	—	—	*	*	*
The Price Group(11)	5,683,854	992,800	1,681,142	15.3	3.6	8.5
The Price Family Charitable Fund	1,000,700	1,709,502	—	2.7	6.2	*
San Diego Revitalization Corp.	—	1,450,000	—	*	5.3	*
Sol Price(4) (12)	6,684,554	8,450,929	1,681,142	18.0	30.8	8.5
Robert E. Price(4) (13)	6,695,220	7,540,461	1,681,142	18.0	27.5	8.5
Warburg Pincus LLC(9)	7,500,000	—	17,985,612	19.0	*	91.5
Reed Conner & Birdwell, LLC(14)	3,556,130	—	—	9.6	*	*
Charles T. Munger(15)	—	2,000,000	—	*	7.3	*
All executive officers and directors as a group (12 persons)	18,687,046	7,425,016	19,666,754	44.8	27.1	100.0

*
Less than 1%.

(1)
Includes the following shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of April 21, 2003: Mr. Sabin—565,916; Mr. Muir—523,417; Dr. Bullick—238,625; Mr. Nakagawa—87,874; Mr. Burton—236,875; Mr. McGrory—29,001; Mr. Cahill—15,000; Mr. Galinson—15,000; Mr. Wolcott—15,000; Mr. Leibowitz—15,000 and Mr. Keating—15,000.

(2)
Percentages are based on 36,999,082 shares of common stock, 27,413,467 shares of Series A preferred stock and 19,666,754 shares of Series B preferred stock outstanding as of April 21, 2003, plus, for each person, the shares that would be issued assuming that person exercises all options he holds that are exercisable within 60 days of April 21, 2003.

(3)
Includes 2,005,223 shares of common stock over which Mr. Sabin and his wife share voting and dispositive power, a portion of which are held in a family trust and a portion of which are held by Mr. Sabin and/or Mrs. Sabin as custodian for their minor children. Also includes the following shares over which Mr. Sabin has sole voting and dispositive power: 78,329 shares of common stock held by Mr. Sabin directly, 174,128 shares of common stock held by Sabin Industries, Inc., of which Mr. Sabin is the controlling shareholder, and 16,667 shares of common stock held by ECEG Partnership, of which Mr. Sabin is the principal partner.

(4)
Jack McGrory, James F. Cahill, Murray Galinson, Sol Price and Robert E. Price are directors of The Price Family Charitable Fund and San Diego Revitalization Corp. and co-managers of The Price Group LLC. As such, for purposes of this table, they are each deemed to beneficially own 1,000,700 shares of common stock and 1,709,502 shares of Series A preferred stock held by the Charitable Fund, 1,450,000 shares of Series A preferred stock held by San Diego Revitalization and 5,683,854 shares of common stock, including 233,679 shares of common stock issuable upon the exercise of a currently exercisable warrant, 992,800 shares of Series A preferred stock and 1,681,142 shares of Series B preferred stock held by The Price Group. Each of Sol Price, Robert E. Price, James F. Cahill, Murray Galinson and Jack McGrory has shared voting and dispositive power with respect to, and disclaims beneficial ownership of, the shares held by the Charitable Fund, San Diego Revitalization and The Price Group. The business address for Jack McGrory, James F. Cahill, Murray Galinson, Sol Price and Robert E. Price is ? The Price Entities, 7979 Ivanhoe Avenue, Suite 520, La Jolla, California 92037.

(5)
Includes 2,264 shares of Series A preferred stock held by Mr. McGrory as custodian for his minor children. Mr. McGrory disclaims beneficial ownership of such shares.

(6)
Includes 4,400 shares of Series A preferred stock held by Mr. Cahill as custodian for his minor children and 96,992 shares of Series A preferred stock held by trusts in which Mr. Cahill is a trustee. Mr. Cahill has shared voting and dispositive power with respect to, and disclaims beneficial ownership of, the shares held by the trusts.

(7)
Includes 64,199 shares of Series A preferred stock held by the Galinson Foundation, 45,000 shares of Series A preferred stock held by the Galinson Charitable Remainder Trust 2, 21,047 shares of Series A preferred stock held by the Murray and Elaine Galinson Family Trust, 10,000 shares of Series A preferred stock held by the Galinson Family Partnership, 3,565 shares of Series A preferred stock held by Kindervest and 1,875 shares Series A preferred stock held by Mr. Galinson's spouse. Mr. Galinson disclaims beneficial ownership of such shares.

(8)
Mr. Wolcott's business address is 4545 North Lane, Del Mar, California 92014.

(9)
E.M. Warburg Pincus, LLC, a New York limited liability company (Warburg Pincus), manages Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V. and Warburg, Pincus Netherlands Equity Partners III, C.V., which beneficially own an aggregate of 7,500,000 shares of common stock, including 2,500,000 shares of common stock issuable upon the exercise of a currently exercisable warrant, and 17,985,612 shares of Series B preferred stock. Mr. Leibowitz is a Managing Director and member of Warburg Pincus. As such, Mr. Leibowitz may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares of Price Legacy stock beneficially owned by Warburg Pincus. Mr. Leibowitz disclaims beneficial ownership of these shares. The business address for Mr. Leibowitz and Warburg Pincus is 466 Lexington Avenue, New York, New York 10017.

(10)
Mr. Keating's business address is 18 Driftwood Drive, Livingston, New Jersey 07039.

(11)
Includes 233,679 shares of common stock issuable upon the exercise of a currently exercisable warrant and 24,000 shares of Series A preferred stock held by an entity controlled by the Price Group.

(12)
Includes 4,298,627 shares of Series A preferred stock held by trusts of which Sol Price is a trustee, and as to which Sol Price has sole voting and dispositive power.

(13)
Includes 3,387,635 shares of Series A preferred stock held by trusts of which Robert E. Price is a trustee. Robert E. Price has shared voting and dispositive power with respect to such shares. Also includes 524 shares of Series A preferred stock held by Robert E. Price through Price Legacy's 401(k) plan and 10,666 shares of common stock held by Robert E. Price as custodian for his minor children.

(14)
Includes 3,556,130 shares of common stock beneficially owned by Reed Conner & Birdwell, LLC (RCB) and Messrs. Donn B. Conner and Jeff Bronchick, officers of RCB. This information is based solely upon information contained in a Schedule 13G filed with the SEC on February 14, 2003. The business address for RCB and Messrs. Conner and Bronchick is 11111 Santa Monica Boulevard, Suite 1700, Los Angeles, California 90025.

(15)
Includes 15,000 shares of Series A preferred stock owned by Charles T. Munger, 92,115 shares of Series A preferred stock owned by Philip B. Munger, 1,275,000 shares of Series A preferred stock held by NBACTMC Partnership, 287,040 shares of Series A preferred stock held by Alfred C. Munger Trusts and 330,845 shares of Series A preferred stock held by Charles T. and Nancy B. Munger Trusts. This information is based solely upon information contained in a Schedule 13G filed with the SEC on behalf of the foregoing individuals and entities on February 5, 1999. Charles T. Munger's business address is 355 South Grand Avenue, 34th Floor, Los Angeles, California 90071.

Equity Compensation Plan Information

        The following table sets forth information regarding all of Price Legacy's equity compensation plans as of December 31, 2002.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column) (1)(2)
Equity compensation plans approved by security holders	3,139,838	$3.29	160,162
Equity compensation plans not approved by security holders (3)	—	—	—

Total	3,139,838	$3.29	160,162

(1)
Includes information related to the Price Legacy Option Plan and the Excel Legacy stock option plan that was assumed by Price Legacy in the Merger.

(2)
The number of securities remaining available for future issuance under the Price Legacy Option Plan automatically increases on January 1 of each calendar year by 10% of the aggregate limit in effect for the immediately preceding calendar year, up to a maximum of 5,000,000 shares of Price Legacy common stock.

(3)
Price Legacy maintains no equity compensation plans not approved by security holders.

Item 13. Certain Relationships and Related Transactions

Indebtedness of Management

        In 1998, Excel Legacy loaned to some of its officers, including each of the Named Executive Officers, an aggregate amount of approximately $10.9 million representing approximately 50% of the purchase price of shares of Excel Legacy common stock purchased by the officers at that time. Price Legacy assumed the loans receivable from these officers in the Merger. Following the Merger, shares of Price Legacy's common stock secured the loans. Loans to some of the officers were recourse against the officers in the amount of any deficiency between the value of the pledged shares of Price Legacy common stock and the outstanding balance of the loan. The remaining loans were non-recourse, but were secured by the pledged shares of Price Legacy common stock. One of the officers used personal funds to repay his loan in its entirety prior to maturity. The remaining loans matured on March 31, 2003. On that date, Price Legacy acquired from the officers with non-recourse loans the common stock pledged as collateral and cancelled the officers' remaining obligations under the loans. In the case of the recourse loans, Price Legacy acquired from the officers the common stock pledged as collateral, and the officers repaid the remaining balance of their loans.

        The following table provides, with respect to each executive officer who had a loan from Price Legacy described above, the outstanding balance of the loan, with accrued interest, at maturity, the number of pledged shares surrendered to Price Legacy, and the recourse payment from the officer to Price Legacy (if any).

Name	Outstanding Loan Balance at Maturity	Pledged Shares Surrendered at Maturity	Recourse Payment (if any)
Gary B. Sabin	$4,586,188	1,016,899	—
Richard. B. Muir	1,472,394	305,666	—
Graham R. Bullick, Ph.D.	1,542,394	306,027	$62,782
Mark T. Burton	1,542,394	322,754	—
James Y. Nakagawa (1)	—	—	—
S. Eric Ottesen	1,542,394	308,619	53,062
Ronald H. Sabin (2)	1,612,394	341,413	—
David A. Lund (3)	1,441,767	333,900	—

(1)
Mr. Nakagawa repaid his loan with personal funds prior to maturity. Mr. Nakagawa's outstanding loan balance was $40,331 at the time of repayment.

(2)
Ronald H. Sabin is a former officer of Excel Legacy who resigned prior to the Merger, and the brother of Gary B. Sabin, Co-Chairman and Chief Executive Officer of Price Legacy. Ronald H. Sabin's loan was secured by 341,413 shares of Price Legacy common stock and recourse against Mr. Ronald Sabin in the amount of $122,281. Upon maturity, Price Legacy acquired the 341,413 pledged shares and cancelled the remaining obligations under Mr. Ronald Sabin's loan, including the recourse amount.

(3)
David A. Lund is a former officer of Excel Legacy who resigned prior to the Merger. Mr. Lund's loan was unsecured and recourse against Mr. Lund in the full amount of the loan. Price Legacy anticipates acquiring 333,900 shares of Price Legacy common stock owned by Mr. Lund and canceling the remaining obligations under his loan, or pursuing full collection of the note.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (c)
  Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 19.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE LEGACY CORPORATION
DATED: APRIL 29, 2003	By:	/s/ GARY B. SABIN Name: Gary B. Sabin Title: Chief Executive Officer (Principal Executive Officer)
DATED: April 29, 2003	By:	/s/ JAMES Y. NAKAGAWA Name: James Y. Nakagawa Title: Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Gary B. Sabin, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Price Legacy Corporation;

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

Date: April 29, 2003

/s/ GARY B. SABIN Gary B. Sabin Chief Executive Officer

I, James Y. Nakagawa, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Price Legacy Corporation;

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

        Date: April 29, 2003

/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Chief Financial Officer

EXHIBIT INDEX

Description
2.1 (1)	Agreement and Plan of Merger, dated as of March 21, 2001, by and among Price Enterprises, Inc., PEI Merger Sub, Inc. and Excel Legacy Corporation
2.2(2)	Distribution Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc.
2.3(3)	Distribution Agreement, dated as of March 31, 1998, by and among Excel Realty Trust, Inc., Excel Legacy Corporation and ERT Development Corporation
3.1(4)	Articles of Amendment and Restatement of Price Legacy Corporation
3.2(5)	Bylaws of Price Legacy Corporation
4.1(4)	Form of Common Stock Certificate
4.2(6)	Form of Series A Preferred Stock Certificate
4.3(7)	Form of Series B Preferred Stock Certificate
4.4(8)
Indenture, dated as of November 5, 1999, between Excel Legacy Corporation and Norwest Bank Minnesota, National Association, for 9.0% Convertible Redeemable Subordinated Secured Debentures due 2004, including form of Debenture and form of Pledge Agreement
4.5(9)
First Supplemental Indenture, dated as of September 18, 2001, by and among Excel Legacy Corporation, Price Legacy Corporation and Wells Fargo Bank Minnesota, N.A. with respect to the 9% Convertible Redeemable Subordinated Secured Debentures due 2004 of Excel Legacy Corporation
4.6(8)
Indenture, dated as of November 5, 1999, between Excel Legacy Corporation and Norwest Bank Minnesota, National Association, for 10.0% Senior Redeemable Secured Notes due 2004, including form of Note and form of Pledge Agreement
4.7(9)
First Supplemental Indenture, dated as of September 18, 2001, by and between Excel Legacy Corporation and Wells Fargo Bank Minnesota, N.A. with respect to the 10% Senior Redeemable Secured Notes due 2004 of Excel Legacy Corporation
10.1 (18)	Amended and Restated Price Legacy Corporation 2001 Stock Option and Incentive Plan (the 2001 Plan)
10.2 (18)	Form of Incentive Stock Option Agreement under the 2001 Plan
10.3 (10)	The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan (the 1995 Plan)
10.4 (11)	First Amendment to The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan
10.5 (11)	Form of Amended and Restated Non-Qualified Stock Option Agreement under the 1995 Plan, as amended
10.6 (13)	Second Amendment to The Price Enterprises 1995 Combined Stock Grant and Stock Option Plan

10.7 (14)
Loan Agreement dated June 28, 2000 between Price Owner LLC and GMAC Commercial Mortgage Corporation, including form of Promissory Note, Mortgage and Security Agreement, Assignment of Leases and Rents, Guaranty of Recourse Obligations and Environmental Indemnity Agreement
10.8(1)
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
10.10(4)
Registration Rights Agreement, dated as of September 18, 2001, by and among Price Enterprises, Inc., Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V. and Warburg, Pincus Netherlands Equity Partners III, C.V.
10.11(1)	Form of Common Stock Purchase Warrant
10.12 (12)	Revolving Credit Agreement dated as of September 19, 2001 among Price Legacy Corporation and Fleet National Bank and the other banks which are party thereto
10.13 (15)
Purchase and Sale Agreement, dated as of May 7, 2001, among SREG Operating Limited Partnership, SREG Oakwood Plaza, Inc., SREG OBC, Inc., SREG Hollywood Hills, Inc., SREG Cypress Creek, Inc., SREG Kendale, Inc., SREG Cross County, Inc., and SREG (Millenia), Inc., and Swerdlow Real Estate Group, Inc. and Price Enterprises, Inc.
10.14 (16)	First Amended and Restated Operating Agreement dated as of July 29, 1998 of Newport on the Levee, LLC
10.15 *	Employment Contract, dated as of April 7, 2003, by and between Price Legacy Corporation and Gary B. Sabin
10.16 *	Employment Contract, dated as of April 7, 2003, by and between Price Legacy Corporation and Richard B. Muir
10.17 *	Employment Contract, dated as of April 7, 2003, by and between Price Legacy Corporation and Graham R. Bullick
10.18 *	Employment Contract, dated as of April 7, 2003, by and between Price Legacy Corporation and S. Eric Ottesen
10.19 *	Employment Contract, dated as of April 7, 2003, by and between Price Legacy Corporation and Mark T. Burton
10.20 *	Employment Contract, dated as of April 7, 2003, by and between Price Legacy Corporation and James Y. Nakagawa
10.21 (17)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and John Visconsi
10.22 (19)	International Swap Dealers Association, Inc. Master Agreement dated as of April 12, 2002 between Fleet National Bank and Price Legacy Corporation
12.1	Computation of ratio of earnings to fixed charges

21.1	Subsidiaries of Price Legacy Corporation
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Ernst & Young LLP

*
Filed herewith.

†
Filed previously

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

(14)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 26, 2000 (File No. 0-20449)

(15)
Incorporated by reference to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001 filed with the SEC on May 25, 2001 (File No. 0-20449)

(16)
Incorporated by reference to Excel Legacy Corporation's Annual Report on Form 10-K filed with the SEC on October 28, 1998 (File No. 0-23503)

(17)
Incorporated by reference to Excel Legacy Corporation's Annual Report on Form 10-K filed with the SEC on March 30, 2000 (File No. 0-23503)

(18)
Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 20, 2002 (File No. 0-20449)

(19)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 13, 2002 (File No. 0-20449)

QuickLinks

PART III
Summary Compensation Table
Aggregated Option Exercises in 2002 and Fiscal Year-End Option Values
COMPENSATION COMMITTEE REPORT
PERFORMANCE GRAPH
BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX