Form 10-Q
period 2003-03-31
PRICE LEGACY CORP
filed 2003-05-14
CIK 929647

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission File Number 0-20449

PRICE LEGACY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	33-0628740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17140 Bernardo Center Drive, Suite 300, San Diego, California 92128
(Address of principal executive offices) (Zip Code)

(858) 675-9400
(Registrant’s telephone number, including area code)

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

The registrant had 36,999,082 shares of common stock, par value $.0001 per share, outstanding at May 13, 2003.

PRICE LEGACY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRICE LEGACY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31 2003	December 31 2002
	(unaudited)
ASSETS
Real estate assets
Land and land improvements	$444,291	$446,331
Building and improvements	669,566	668,671
Construction in progress	40,967	35,235
	1,154,824	1,150,237
Less accumulated depreciation	(38,785)	(34,617)
	1,116,039	1,115,620

Investment in real estate joint ventures	26,081	26,019
Cash and cash equivalents	22,771	20,258
Accounts receivable, net of allowance of $1,993 and $1,669	6,362	6,036
Notes receivable	63,622	62,788
Interest receivable	15,063	16,032
Deferred rents	10,369	9,460
Other assets	16,156	16,805
Total assets	$1,276,463	$1,273,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Mortgages and notes payable	$487,548	$487,811
Revolving line of credit	65,900	60,300
Accounts payable and other liabilities	30,169	31,341
Total liabilities	583,617	579,452

Commitments

Minority interests	595	595

Stockholders’ equity
Series A preferred stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 27,434,166 shares issued and outstanding	399,615	399,615
Series B preferred stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 19,666,754 shares issued and outstanding	106,234	106,234
Common stock, $0.0001 par value, 94,691,374 shares authorized, 36,999,082 and 37,255,748 issued and outstanding	4	4
Additional paid-in capital	196,019	196,019
Treasury stock at cost, 3,727,593 and 3,470,927 shares	(12,078)	(11,299)
Accumulated other comprehensive loss	(1,649)	(921)
Retained earnings	4,106	3,319
Total stockholders’ equity	692,251	692,971
Total liabilities and stockholders’ equity	$1,276,463	$1,273,018

See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - amounts in thousands, except per share data)

	First Quarter Three Months Ended March 31
	2003	2002

Rental revenues	$31,957	$27,581

Expenses
Operating and maintenance	6,213	4,990
Property taxes	3,813	3,158
Depreciation and amortization	4,396	4,103
General and administrative	1,984	2,804
Total expenses	16,406	15,055

Operating income	15,551	12,526

Interest and other
Interest expense	(6,610)	(6,242)
Interest income	812	1,269
Equity in earnings of joint ventures	149	178
Total interest and other	(5,649)	(4,795)

Income from continuing operations before gain on sale of real estate	9,902	7,731

Net gain on sale of real estate	691	287

Income from continuing operations	10,593	8,018

Discontinued operations:
Income from operations	7	1,144
Net loss on sale of real estate	(211)	—
	(204)	1,144

Net income	10,389	9,162

Dividends to preferred stockholders	(12,360)	(12,126)

Net loss applicable to common stockholders	$(1,971)	$(2,964)

Basic and diluted net loss per common share	$(.05)	$(.07)

Weighted average common shares outstanding Basic and diluted	37,029	40,727

Dividends per preferred share	$.35	$.35

See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - amounts in thousands)

	First Quarter Three Months Ended March 31
	2003	2002
Operating activities
Net income	$10,389	$9,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,403	4,426
Deferred rents	(909)	(1,512)
Equity in earnings of joint venture	(149)	(178)
Net gain on sale of real estate	(480)	(287)
Changes in operating assets and liabilities:
Accounts receivable and other assets	2,505	(469)
Accounts payable and other liabilities	(1,099)	(1,343)
Net cash provided by operating activities	14,660	9,799

Investing activities
Additions to real estate assets	(9,217)	(15,311)
Proceeds from the sale of real estate assets	2,902	1,892
Distributions from real estate joint ventures	87	192
Advances on notes receivable	(14,207)	(797)
Repayments on notes receivable	12,553	10
Net cash used in investing activities	(7,882)	(14,014)

Financing activities
Advances from revolving line of credit and notes payable	28,282	23,155
Repayments of revolving line of credit and notes payable	(22,945)	(7,137)
Dividends paid to preferred stockholders	(9,602)	(9,602)
Proceeds from exercise of stock options	—	303
Net cash(used in) provided by financing activities	(4,265)	6,719

Net increase in cash and cash equivalents	2,513	2,504

Cash and cash equivalents at beginning of period	20,258	28,042

Cash and cash equivalents at end of period	$22,771	$30,546

Supplemental cash flow information:
Cash paid for interest	$7,007	$6,427

Supplemental schedule of noncash investing activities:
Increase to treasury stock for reduction in notes receivable	779	—
Reduction of notes receivable to acquire real estate assets	—	2,362
Net adjustment related to disposed real estate asset	—	733

See accompanying notes.

PRICE LEGACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2003

Note 1 – Organization and Significant Accounting Policies

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

Accounting Principles

We prepared the financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be omitted.  Certain prior year data have been reclassified to conform to the 2003 presentation.

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

Real Estate Assets and Depreciation

We record real estate assets at historical costs and adjust them for recognition of impairment losses.  In following purchase accounting, we adjusted the historical costs of Excel Legacy’s real estate assets to fair value at the time of the Merger.  Our consolidated balance sheets at March 31, 2003 and December 31, 2002 reflect the new basis of those real estate assets.

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

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets.  The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended March 31
	2003	2002
Interest incurred	$7,321	$7,009
Interest capitalized	525	572

Pre-development costs that are directly related to specific construction projects are capitalized as incurred.  We expense these costs to the extent they are unrecoverable or it is determined that the related project will not be pursued.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

We are required to maintain reserves with certain lenders for property taxes, insurance and capital expenditures.  The aggregate amounts of these reserves held by lenders were approximately $10.5 million at March 31, 2003 and $8.8 million at December 31, 2002.  These amounts are reflected as cash on the consolidated balance sheets.

Our cash balance at March 31, 2003 and December 31, 2002 includes $2.4 million of restricted funds which represent the proceeds from the sale of vacant land at our property in Hollywood/Oakwood Plaza, FL.  The funds will be held by the lender until the debt is repaid in 2009.

Investment in Securities

Included in other assets on the consolidated balance sheets are investments in securities.  We review our investments in securities for possible impairment whenever the market value of the securities falls below cost and, in our opinion, such decline represents an other than temporary impairment.  Factors considered in this review include:

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

Comprehensive Income

Statement of Financial Accounting Standard (SFAS) No. 130 “Reporting Comprehensive Income” requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized.  The components of comprehensive income at March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31
	2003	2002
Net income	$10,389	$9,162
Unrealized gain (loss) on marketable securities	(3)	15
Unrealized loss on derivative financial instruments	(725)	—
Total comprehensive income	$9,661	$9,177

Use of Estimates

Preparing financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  We continually review our estimates and make adjustments as necessary, but actual results could differ from what we anticipated when we made these estimates.

Derivative Financial Instruments

In January 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In the normal course of business, we may use derivative financial instruments to manage or hedge interest rate risk.  When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  We assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.  Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged.  Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.  Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

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

Asset Disposal

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001.   We have adopted this standard and report operations from properties sold in 2003 and 2002 as discontinued operations for the three months ended March 31, 2003 and 2002.

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.”  SFAS No. 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123.  We have evaluated the effect of this statement and have determined it will not have a significant impact on our consolidated financial statements.

We do not record compensation expense for stock option grants and we granted no options in the first quarter of 2003.  The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123, as amended by SFAS No. 148, for the 2002 option grants.

	Three Months Ended March 31
	2003	2002
Net loss:
As reported	$(1,971)	$(2,964)
Deduct: stock based compensation expense determined under fair value method	(140)	(378)
Pro forma	$(2,111)	$(3,342)
Net loss per share – basic and diluted:
As reported	(.05)	(.07)
Pro forma	(.06)	(.08)

We discuss our stock option plan further in Note 9.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities–an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and 2) the equity investors lack an essential characteristic of a controlling financial interest.  We are currently evaluating the effect FIN 46 will have on our consolidated financial statements.

Note 2 – Net Income Per Share

SFAS No. 128, “Earnings per Share,” requires presentation of two calculations of earnings per common share.  Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period.  Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus  dilutive potential shares.  Dilutive potential shares are shares assumed to be issued if outstanding stock options were exercised.  All earnings per share amounts have been presented, and where appropriate, restated to reflect these calculations.  We did not have any common stock equivalents during the periods presented.

There were 19,666,754 shares of Series B Preferred Stock outstanding at March 31, 2003 which may be exchanged on a one-to-one basis into common stock, subject to adjustment, after 24 months from issuance if certain events occur.  As of March 31, 2003, the Series B Preferred stockholders were entitled to approximately 2.9 million additional shares.

Note 3 – Real Estate Assets

Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from 1 to 24 years.  Rental revenues include the following (amounts in thousands):

	Three Months Ended March 31
	2003	2002
Minimum rent	$23,304	$19,938
Straight-line accrual of future rent	509	1,302
Expense reimbursements	6,811	5,022
Percentage rent	319	117
Other revenues	1,014	1,202
Rental revenues	$31,957	27,581

Acquisitions

There were no acquisitions during the first three months of 2003 and 2002.

Dispositions

During the first three months of 2003, we sold a property in Scottsdale, AZ for $3.0 million, recognizing a net loss of $0.2 million on the sale.  Also during the first three months in 2003, we received payment on three notes receivable related to the sale of our self storage development properties in 2002.  We recognized a gain of $0.7 million on the sales.

During the first three months of 2002, we sold the following properties for a net gain of $0.3 million:

Location	Description	Date Sold	Sales Price (000’s)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684

In April 2003, we sold our property in Inglewood, CA for $4.0 million.  We recognized no gain or loss on the sale.

Note 4 – Discontinued Operations

Included in the Consolidated Statements of Operations are the discontinued operations of our property at Scottsdale, AZ which was sold during 2003 and Glen Burnie, MD, our self storage properties in San Diego/Murphy Canyon, CA, Solana Beach, CA and Azusa, CA which were sold during 2002.  Discontinued operations are summarized as follows (amounts in thousands):

	First Quarter Three Months Ended March 31
	2003	2002

Rental revenue	$20	$1,793
Expenses
Operating and maintenance	1	76
Property taxes	6	56
Depreciation and amortization	6	322
Interest expense	—	195
	13	649
Income from operations	7	1,144
Net (loss) gain on sale of real estate	(211)	—

Net (loss) income	$(204)	$1,144

Note 5 – Investments in Unconsolidated Real Estate Joint Ventures

As of March 31, 2003 and December 31, 2002, we had the following investments in unconsolidated joint ventures, which we account for under the equity method of accounting (amounts in thousands):

Joint Venture	Ownership %	March 31 2003	December 31 2002
Orlando Business Park LLC	50%	$16,020	$16,020
Old Mill District Shops, LLC	50%	3,990	3,999
3017977 Nova Scotia Company	55%	3,206	3,148
Blackstone Ventures I	50%	2,559	2,546
Other	Various	306	306
Total		$26,081	$26,019

Cash distributions and profits are typically allocated based on the above ownership percentages, adjusted for certain preferred returns for capital contributions which are made in excess of each partners’ ownership percentages.  The Orlando Business Park LLC assets consist primarily of land held for sale.  The other joint ventures are primarily in the business of operating real estate.  Their accounting principles are consistent with ours.

Summarized unaudited financial information for the joint ventures is as follows (amounts in thousands):

As of	Total Assets		Debt		Total Equity
	March 31 2003	December 31 2002	March 31 2003	December 31 2002	March 31 2003	December 31 2002
(Unaudited)
Orlando Business Park LLC	$26,643	$26,492	$11,342	$11,162	$15,131	$15,277
Old Mill District Shops, LLC	23,932	23,897	17,463	17,356	6,295	6,314
3017977 Nova Scotia Company	6,529	6,529	5,131	5,131	1,241	1,241
Blackstone Ventures I	12,534	12,369	9,953	9,982	2,147	2,071
Other	306	306	—	—	306	306
	$69,944	$69,593	$43,889	$43,631	$25,120	$25,209

Quarter ended March 31	Total Revenues		Net Income (Loss)		Company’s Share of Net Income (Loss)
	2003	2002	2003	2002	2003	2002
(Unaudited)
Orlando Business Park LLC	$—	$—	$—	$—	$—	$—
Old Mill District Shops, LLC	658	680	(18)	97	(9)	49
3017977 Nova Scotia Company	517	446	119	57	58	71
Blackstone Ventures I	523	354	200	117	100	58
	$1,698	$1,480	$301	$271	$149	$178

Note 6 – Notes Receivable

We had $63.6million in principal amount of third party notes receivable outstanding as of March 31, 2003 related to various real estate developments and related businesses.  Of this amount, $52.5 million relates to notes we assumed from the Merger with Excel Legacy.  The notes bear interest ranging from 2.0% to 15% per annum.  The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold.  As of March 31, 2003, we had $15.1 million of accrued but unpaid interest on these notes.  Of this amount, we assumed $11.5 million from the Merger with Excel Legacy.  We typically do not recognize interest income on non-recourse notes receivable related to development projects until the projects begin operations or the notes are repaid.

Of the $63.6million in notes receivable, as of March 31, 2003, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Companies) had an aggregate outstanding principal balance of approximately $57.3 million and the aggregate outstanding accrued interest on such notes receivable was approximately $14.9 million.  Notes receivable of $12.2 million (principal amount and accrued interest) matured in 2002 and on-going negotiations with the Ellman Companies contemplate an extension of the maturity dates of these notes receivable to up to December 31, 2004.  The remainder of the notes receivable mature at various dates in 2003 or 2004 or earlier if the related development is sold.  Repayment of the notes depends upon the completion of the various development projects or other events.  The notes receivable are generally non-recourse obligations, but are typically collateralized by either real estate liens or pledges of ownership interests in the borrower or affiliated entities.

The largest note receivable was made in 1996 to enable the Ellman Companies to purchase real estate located in Scottsdale, Arizona.  The Ellman Companies currently plan to develop a shopping center on the Scottsdale property but have yet to receive, among other things, the necessary government entitlements to commence construction of such shopping center.  On February 18, 2003, the Scottsdale City Council voted to direct the staff to negotiate a development agreement with the Ellman Companies on this property.  We understand that the development agreement likely will come back to the City Council for consideration during the summer of 2003.  As of March 31, 2003, the outstanding principal balance on the note receivable relating to the Scottsdale property was approximately $36.2 million and the outstanding accrued interest on the note receivable was approximately $11.5 million.  We did not accrue interest on this note in 2002 or 2003.  The note receivable currently matures on the earlier of the sale of the Scottsdale property or December 20, 2003.  The note currently is collateralized by a pledge of the owners’ ownership interests in the borrower.  In order, among other things, to facilitate the development of the Scottsdale property, we have engaged in negotiations with the Ellman Companies  to extend the maturity date of this note receivable to up to December 31, 2004, and in connection therewith to secure such note receivable with a second priority deed of trust on the Scottsdale property.

In connection with prior development efforts with respect to the Scottsdale property, the Ellman Companies entity that owns the Scottsdale property obtained an additional loan from a third party lender.  The loan is collateralized by a first priority deed of trust on the Scottsdale property and was guaranteed by us.  On February 27, 2003, one of our wholly owned subsidiaries purchased the loan from the lender for an aggregate purchase price of $13.0 million.  The loan matures on July 10, 2003.

On March 9, 2003, we signed a letter agreement with the Ellman Companies which calls for, among other things, the establishment of a schedule and budget with respect to the future development of the Scottsdale property and, upon our approval of same, the extension of maturity dates of the applicable notes receivable from the Ellman Companies.

We also have three notes receivable from affiliates of the Ellman Companies relating to the Ellman Companies’ ownership in the Phoenix Coyotes hockey team.  These loans were made at a time when the Ellman Companies intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property.  As of March 31, 2003, the aggregate outstanding principal balance of these three loans was approximately $19.3 million and the aggregate outstanding accrued interest on these three loans was approximately $3.1 million.  Two of the three notes receivable matured in December 2002 and the principal balance and outstanding accrued interest on such loans is approximately $10.4 million and $2.1 million, respectively.  As noted above, we have engaged in negotiations with the Ellman Companies relating to an extension of the maturity dates of these notes receivable to up to December 31, 2004.

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

We also have two notes receivable from the Ellman Companies relating to the Ellman Companies’ efforts to acquire and refurbish an office building located in Phoenix, Arizona.  On March 9, 2003, we signed an agreement with the Ellman Companies to acquire the Phoenix property via a deed in lieu of foreclosure agreement.  In the fourth quarter of 2002 we wrote down the value of the two notes to $1.0 million, which was the estimated fair value of the office building net of debt.  We have not accrued any interest on these notes.   One of the two notes receivable matured in December of 2002 and the second note receivable has a maturity date of the earlier of the sale of the Phoenix property and May 28, 2004.  These notes receivable are non-recourse obligations, but are secured by a junior deed of trust on the Phoenix property.  In connection with the development of the Phoenix property, the borrower under these two notes receivable obtained an additional loan from a third party lender.  The outstanding principal amount of the loan is approximately $4.5 million and the loan has a maturity date of April 5, 2004, is secured by a first priority deed of trust on the Phoenix property and is guaranteed by us.

We also have a note receivable from Zonapar, LLC (Zonapar).  The note bears interest at 11% and is due June 30, 2003.  The outstanding amount at March 31, 2003 was $4.4 million.  The note is guaranteed by Yaromir Steiner, an individual, and Zonapar.  Zonapar owns development and land option rights related to a development in Kansas City, MO.  This note was paid in full on May 9, 2003.

Note 7 – Debt

Mortgages and Notes Payable

We had the following mortgages and notes payable outstanding at March 31, 2003 and December 31, 2002 (amounts in thousands):

	March 31 2003	December 31 2002
Mortgages on five properties in Florida bearing interest ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$159,747	$160,152

Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points (2.28% at March 31, 2003). The mortgage is collateralized by five of our properties and matures June 2004	121,375	121,375

Mortgages and notes payable on nine properties bearing interest ranging from 3.35% to 8.75%. The loans are collateralized by the properties and mature on various dates between May 2003 and February 2017	99,894	101,948

Revolving $100.0 million credit facility bearing interest at LIBOR plus 150 to 200 basis points (3.18% at March 31, 2003), maturing September 2004	65,900	60,300

Construction loan outstanding on a $46.0 million facility bearing interest at LIBOR plus 310 basis points (4.40% at March 31, 2003). The loan is due March 2004 and is collateralized by a retail center in Newport, KY (see below). In April 2003, $10.0 million was repaid on this loan	38,500	38,500

Capital lease arrangements with an individual on three properties. The capital leases have effective interest rates ranging from 4.02% to 7.36% and mature on various dates between June 2004 and June 2005	34,067	34,052

Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 225 basis points (3.55% at March 31, 2003). The loan is collateralized by the property and matures April 2003	21,801	21,888

Construction loan payable to a bank bearing interest at LIBOR plus 150 basis points (2.80% at March 31, 2003). The loan matures November 2004 and is collateralized by the project	6,267	5,159

Note payable outstanding on a $4.7 million facility related to Newport, KY (see below), bearing interest at Prime plus 50 basis points (4.75% at March 31, 2003), matures May 2003	4,737	4,737

Construction loan payable to a bank bearing interest at LIBOR plus 185 basis points (3.15% at March 31, 2003). The loan matures March 2005 and is collateralized by the project	1,160	—

Total	$553,448	$548,111

We were in compliance with all convenants on our credit facility at March 31, 2003.  In 2003 we plan to use cash flow from operations to fund our recurring debt service obligations.

We have a 65% interest in Newport on the Levee, LLC (Newport) that is developing a retail project in Newport, KY.  In addition to the $38.5 million and $4.7 million notes in the above table, the City of Newport has issued two series of public improvement bonds.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows:  (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds are guaranteed by us, by Newport, and the third party co-developers of the project.  Newport has drawn on $43.7 million of the bonds at March 31, 2003.

Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at March 31, 2003 is as follows:

Joint Venture	March 31 2003	Debt Guaranteed	Maturity Date

Orlando Business Park, LLC	$11,342	$11,342	6/1/04
Old Mill District Shops, LLC (1)	17,463	13,952	7/22/03
Blackstone Ventures I (2)	9,953	9,953	10/1/04
3017977 Nova Scotia Company (1)	5,131	—	6/15/03
	$43,889	$35,247

(1)       These loans have one year extension options

(2)       On April 1, 2003, our guarantee was reduced to $3.1 million

In addition, we have guaranteed a $4.5 million note payable to a third party lender which matures in April 2004 relating to an office building in Phoenix, AZ on which we have notes receivable of $1.0 million in principal amount.

In connection with the sale of three self storage development properties in 2002, we agreed to guarantee $19.3 million of debt associated with the properties that was assumed by the buyer in the transaction.  These notes were repaid in full in January 2003, and our guaranteed $19.3 million in debt was reduced to $4.6 million.  We guaranteed this debt until it matured in May 2003.

Note 8 – Financial Instruments: Derivatives and Hedging

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

We also use derivatives to protect the fair value of existing or anticipated fixed-rate debt.  During 2002, we had five amortizing swaps with approximately $161 million current notional value protecting the fair value of approximately $161 million fixed-rate debt from changes in value attributable to interest rate movement.  In October 2002, we sold our five Interest Rate Swap Agreements back to the counter party for a $13.8 million gain and will amortize the gain over the fixed-rate debt’s remaining life through 2009 to 2010.  The interest rate caps are included with other assets on the consolidated balance sheets.

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

Cash flow hedges hedge the future cash outflows of current or forecasted debt.  The interest rate caps described above protect against variability in interest cash outflows above the cap strike rate.  The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either Accumulated Other Comprehensive Income or in earnings, depending on the hedging relationship.  Unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings in the same period or periods that the hedged cash flows affect earnings.  As of March 31, 2003, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $1.5 million.  Within the next twelve months, we do not expect to reclassify any of this balance to earnings as the caps are forward starting and take effect July 1, 2004.

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

Note 9 – Stock Option Plan

In 2001, we established a Stock Option and Incentive Plan (the Plan) and we may grant stock options to any employee or director under this plan.  As of March 31, 2003, we reserved 3,630,000 shares for issuance under the Plan.  Options generally vest over three years and expire ten years after the grant date.  Once exercisable, the employee or director can purchase shares of our stock at the market price on the date we granted the option.

In connection with the Merger, each outstanding option to purchase Excel Legacy common stock automatically became an option to purchase our common stock.  The number of shares of our common stock which may be purchased with these options, and the exercise price was adjusted to reflect the exchange ratio.

As we stated in Note 1, we follow the provisions for APB No. 25, “Accounting for Stock Issued to Employees.”  In 1997 and 2002, we implemented the disclosure provisions required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for

Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No.123,” respectively, for our stock option plans.  SFAS No. 123 requires pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the “fair value” method described in that statement.  We estimated the fair value using the Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	Three Months Ended March 31
	2003	2002
Risk free interest rate	3.94%	3.98%
Annual dividend rate	0%	0%
Volatility factor of the stock price	45.53%	40.15%
Weighted average expected life (years)	10	10

We do not record compensation expense for stock option grants, and no options were granted in the first quarter of 2003.  The table in Note 1 summarizes results as if we had recorded compensation expense for the 2002 option grants.

Note 10 – Series B Preferred Stock

In 2001, PEI entered into a Securities Purchase Agreement with Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (Warburg Pincus), pursuant to which PEI agreed to sell to Warburg Pincus for an aggregate purchase price of $100,000,000

•                  17,985,612 shares of a new class of preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock at $5.56 per share, par value $0.0001 per share (the Series B Preferred Stock)

•                  a warrant to purchase an aggregate of 2.5 million shares of Price Legacy common stock at an exercise price of $8.25 per share (the Warburg Investment)

Also in 2001, PEI and Sol Price, a significant stockholder of PEI and Excel Legacy through various trusts, agreed to convert an existing Excel Legacy loan payable to a trust controlled by Sol Price of approximately $9.3 million into 1,681,142 shares of the Series B Preferred Stock and a warrant to purchase 233,679 shares of our common stock at an exercise price of $8.25 per share.

Price Legacy issued the Series B Preferred Stock and warrants to Warburg Pincus and Sol Price concurrently with the completion of the Merger.

The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible under certain conditions into Price Legacy common stock at a one-to-one ratio, which may be adjusted under certain circumstances, after 24 months from the date of issuance.  The 9% coupon will be paid with additional shares of Series B Preferred Stock at $5.56 per share for the first 45 months from issuance.  While no additional shares of Series B Preferred Stock have been issued, 2,881,954 shares have accumulated through March 31, 2003.  These shares will be issued in the future.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This report on Form 10-Q contains certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements.  You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report on Form 10-Q.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Price Legacy, including, among other things:

•                  the effect of economic, credit and capital market conditions in general and on real estate companies in particular, including changes in interest rates

•                  our ability to compete effectively

•                  developments in the retail industry

•                  the financial stability of Price Legacy’s tenants, including our reliance on major tenants

•                  our ability to successfully complete real estate acquisitions, developments and dispositions

•                  the financial performance of our properties, joint ventures and investments

•                  government approvals, actions and initiatives, including the need for compliance with environmental requirements

•                  our ability to continue to qualify as a real estate investment trust, or REIT

The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements.  Any forward-looking statements should also be considered in light of the information provided in “Factors That May Affect Future Performance” located in our Form 10-K filing, as amended, for the 2002 fiscal year.  We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In Management’s Discussion and Analysis we explain our general financial condition and results of operations including:

•                  why revenues, costs and earnings changed from the prior period

•                  funds from operations (FFO)

•                  how we used cash for capital projects and dividends and how we expect to use cash in 2003

•                  where we plan on obtaining cash for future dividend payments and future capital expenditures

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Preparation of our financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes.  We believe that the following accounting policies are critical because they affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.  Actual results may differ from these estimates under different assumptions or conditions.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K, as amended, for the 2002 fiscal year.

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

Real Estate Assets and Depreciation

We record real estate assets at historical costs and adjust them for recognition of impairment losses.  In following purchase accounting, we adjusted the historical costs of Excel Legacy’s real estate assets to fair value at the time of the Merger.  Our consolidated balance sheets at March 31, 2003 and December 31, 2002 reflect the new basis of those real estate assets.

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

Derivative Instruments and Hedging Activities

We follow the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In the normal course of business, we may use derivative financial instruments to manage or hedge interest rate risk.  When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  We assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.  Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged.  Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.  Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

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

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001.  We have adopted this statement and report discontinued operations for the three month period ended March 31, 2003 and March 31, 2002.

Rental Revenues

	Amount	Change	Percent Change
1st Quarter 2003	$31,957	$4,376	16%
1st Quarter 2002	27,581	—	—

Revenues increased $4.4 million to $32.0 million in the first quarter of 2003 compared to the same period in 2002 primarily because:

•                  properties we acquired during 2002 generated $4.0 million of additional revenues

•                  properties we owned both years generated $0.4 million of additional revenues, primarily due to additional leasing activity at our Newport, KY and Moorestown, NJ properties, partially offset by vacancies at our Inglewood, CA and Miami, FL properties

Expenses

	Amount	Change	Percent Change
1st Quarter 2003	$16,406	$1,351	9%
1st Quarter 2002	15,055	—	—

Expenses increased $1.4 million to $16.4 million in the first quarter of 2003 compared to 2002 primarily because:

•                  expenses on properties we acquired in 2002 generated $1.4 million of additional expenses

•                  expenses from properties we owned in both years increased by $0.8 million, primarily due to additional operating expenses incurred at our Philadelphia, PA, Wayne, NJ, and Westbury, NY properties

•                  these increases to expenses were partially offset by a decrease in general and administrative expenses of $0.8 million primarily due to legal costs incurred in 2002 related to our investment in Destination Villages, LLC

Operating Income

	Amount	Change	Percent Change
1st Quarter 2003	$15,551	$3,025	24%
1st Quarter 2002	12,526	—	—

Operating income increased for the first quarter of 2003 compared to the same period in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
1st Quarter 2003	$6,610	$368	6%
1st Quarter 2002	6,242	—	—

Interest expense increased $0.4 million in the first quarter of 2003 compared to 2002 because during the first quarter of 2003 we had an average of $547.6 million of debt outstanding compared to $491.0 million in the first quarter of 2002.  The increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt.

The weighted average interest rate on our variable rate debt decreased to 3.1% on March 31, 2003 from 3.6% on March 31, 2002.  We discuss our outstanding debt further in “Liquidity and Capital Resources” located elsewhere in this Form 10-Q.

Interest Income

	Amount	Change	Percent Change
1st Quarter 2003	$812	$(457)	-36%
1st Quarter 2002	1,269	—	—

Interest income decreased $0.5 million in the first quarter of 2003 compared to 2002 primarily because:

•                  we did not accrue interest on several developers’ notes receivable when development projects were consolidated into the assets expected to repay the notes, which decreased interest income by $0.2 million

•                  we retired the notes receivable from certain of our officers which were collateralized by our common shares.  Emerging Issues Task Force 00-23 required us to account for these loans as being retired and the shares as being repurchased.  This decreased interest income by $0.2 million

•                  interest income on our outstanding cash balances decreased by $0.1 million

Gain/Loss on Sale of Real Estate

During the first quarter of 2003 we sold a property in Scottsdale, AZ for $3.0 million and recognized a net loss of $0.2 million.  Also during the first quarter of 2003, we received payment on the notes receivable related to the sale of our development self storage properties and recognized additional gains on the sales of $0.7 million.  During the first quarter of 2002, we sold two parcels of land for $2.1 million and recognized a net gain of $0.3 million.

Funds From Operations

	Three Months Ended March 31
	2003	2002
Net income	$10,389	$9,162
Depreciation and amortization	4,396	4,103
Depreciation and amortization of discontinued operations	7	323
Price Legacy’s share of depreciation of joint ventures	179	154
Depreciation of non-real estate assets	(31)	(33)
Net gain on sale of real estate	(480)	—
FFO before preferred dividends	14,460	13,709
Preferred dividends	(12,360)	(12,126)
FFO	$2,100	$1,583

Net cash provided by (used in):
Operating activities	$14,660	$9,799
Investing activities	(7,882)	(14,014)
Financing activities	(4,265)	6,719

Our Company, as well as real estate industry analysts, generally considers FFO as another measurement of economic profitability for real estate-oriented companies.  The Board of Governors of the National Association for Real Estate Investment Trusts (NAREIT), defines FFO as net income in accordance with GAAP, excluding depreciation and amortization expense and gains (losses) from depreciable operating real estate.  We calculate FFO in accordance with the NAREIT definition which also excludes provisions for asset impairments and gains (losses) from the sale of investments, and adjust for preferred dividends.  During the periods presented there were no provisions for asset impairments.  We believe that FFO is helpful to investors as a measure of our financial performance because, along with cash flow from operating activities, financing activities and investing activities, FFO provides investors with an indication of the ability of a REIT to incur and service debt, to make capital expenditures and to fund other cash needs.  In addition, we believe that FFO provides useful information about our performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.  FFO does not represent the cash flows from operations defined by GAAP, may not be comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.  Excluded from FFO are significant components in understanding our financial performance.

FFO before preferred dividends during the first quarter of 2003 increased $0.8 million or 5.5% to $14.5 million compared to the first quarter of 2002 primarily because

•                  properties we acquired during 2002 increased FFO $3.2 million

•                  decreased general and administrative expenses increased FFO by $0.8 million

•                  these increases to FFO were partially offset by:

•                  properties sold which contributed $1.6 million to FFO in the previous year

•                  properties we owned in both years decreased FFO by $0.5 million

•                  decreased interest income, which reduced FFO by $0.5 million

•                  additional interest expense which reduced FFO by $0.4 million

•                  gain on non-depreciable land sold in 2002 contributed $0.3 million to FFO in the prior year

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations.  Capital resources represent those funds used or available to be used to support our business operations and consist of stockholders’ equity and debt.

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

Dividends

As a REIT, we are required to distribute 90% of our taxable income, excluding capital gains, in dividends.  Our Series A Preferred Stock requires a quarterly dividend payment of $9.6 million, an annual total of $38.4 million.  In connection with the Merger, we assumed a net operating loss (NOL) of approximately $18.7 million, which could be used to offset federal taxable income.  In the future, if our Series A Preferred dividend is less than 90% of our taxable income (after applying any applicable NOLs), we have two options to meet the distribution requirement:

1)              We can declare a Series B Preferred Stock dividend by issuing additional Series B Preferred shares.  The Series B Preferred Stock dividends accumulate at a rate of 9%, compounded quarterly.  As of March 31, 2003, the Series B Preferred stockholders were entitled to approximately 2.9 million additional shares.

2)              We can declare a dividend to our common stockholders.

If our taxable income is less than the Series A Preferred Stock dividends, we are still obligated to pay them.  If we are unable to pay these dividends when due, they accumulate until paid.

Debt

In September 2001, we obtained a $100.0 million unsecured credit facility with Fleet Bank as agent.  The facility has a three-year term and has a current interest rate of LIBOR plus 187.5 basis points.  The rate may vary between 150 and 200 basis points based on our leverage and other financial ratios.  At March 31, 2003, we had $65.9 million outstanding on the facility at a 3.2% weighted average interest rate.

Our credit facility requires us to comply with specified financial covenants, the most restrictive of which relate to fixed charge coverage and leverage.  Covenants in some of our construction loans are also tied to our credit facility.  We were in compliance with all covenants in our credit facility at March 31, 2003.  To the extent that we violate any of these covenants in the future, we would need to obtain waivers from our lenders to maintain compliance.  We cannot assure that any such waivers would be forthcoming.

In 2003 we have the following significant debt maturities:

•                  On December 31, 2002, a $38.5 million construction loan related to our project in Newport, KY matured.  The lender granted us a 90-day extension and in April 2003 we extended the loan for another year and paid-down $10.0 million on the outstanding amount.  The current loan balance is $28.5 million.

•                  On April 4, 2003, a $22 million loan related to our project in Orlando, FL matured.  The lender extended this loan until May 16, 2003 as we complete the refinancing of this debt with a new loan.

•                  On May 1, 2003, a $4.7 million loan related to our property in Newport, KY matured.  The lender agreed to extend this loan for another year.

The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of March 31, 2003:

	Contractual Cash Obligations
	2003	2004	2005	2006	2007	Thereafter	Total
Mortgages and notes payable	$44,786	$245,160	$23,054	$33,011	$3,343	$204,094	$553,448
Capital lease obligations	598	796	796	796	796	15,455	20,033
Total	$45,384	$245,956	$23,850	$33,807	$4,139	$219,549	$573,481

In 2003 we plan to use cash flow from operations to fund our recurring debt service obligations.

Included in the 2004 mortgage and notes payable obligations is a $3.1 million capital lease obligation whereby the lessor can require us to repay the lease with a 30-day notice.  If this occurs, we would replace the obligation with other mortgage debt or borrowing on our credit facility.

Off-Balance Sheet Financing Matters

Related to our Newport, KY project discussed previously, the City of Newport, KY in 1999 issued two series of public improvement bonds related to the Newport development project.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds are guaranteed by the Newport project, the Company, and the project’s third party developers.  As of March 31, 2003, Newport had drawn on $43.7 million of the bonds for construction incurred prior to that date.

We also have guaranteed the following off-balance sheet debt with maturites in 2003:

•                  On February 28, 2003, a $12.9 million bank loan related to a development project in Scottsdale, AZ matured.  We have a note receivable to a developer related to this project and have guaranteed this loan.  On February 27, 2003, we purchased the loan from the lender for an aggregate purchase price of $13.0 million, which was funded through borrowing on our credit facility.

•                  We have an $11.1 million loan related to land we own in Orlando, FL through a joint venture.  This loan is guaranteed by us and by our partner.  Beginning August 2003, the loan requires monthly principal repayments of $1.1 million.  If this land is not refinanced or sold before August 2003, we anticipate funding these repayments on behalf of the partnership.  In April 2003, we repaid $1.0 million on this loan with funds we received as a non-refundable deposit from a potential buyer.

Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at March 31, 2003 is as follows:

Joint Venture	March 31 2003	Debt Guaranteed	Maturity Date

Orlando Business Park, LLC	$11,342	$11,342	6/1/04
Old Mill District Shops, LLC (1)	17,463	13,952	7/22/03
Blackstone Ventures I (2)	9,953	9,953	10/1/04
3017977 Nova Scotia Company (1)	5,131	—	6/15/03
	$43,889	$35,247

(1)       These loans have one year extension options

(2)       On April 1, 2003, our guarantee was reduced to $3.1 million

In addition, we have guaranteed a $4.5 million note payable to a third party lender which matures in April 2004 relating to an office building in Phoenix, AZ on which we have notes receivable of $1.0 million in principal amount.

In connection with the sale of three self storage development properties in September 2002, we agreed to guarantee $19.3 million of debt associated with the properties that was assumed by the buyer in the transaction.  In January 2003, the guarantee was reduced to $4.6 million and we guaranteed this debt until May 2003.

Development

We have a significant retail project in Newport, KY.  The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased.  The project opened in October 2001.  At March 31, 2003, the project was approximately 76% occupied, excluding ground leases.  As the project becomes fully leased, there may be capital required to fund the remaining tenant improvements.

The Anaheim GardenWalk project in Anaheim, CA, located between Disney’s two Theme Parks on Harbor Boulevard and Disney’s new proposed Theme Park on Katella Avenue is expected to consist of a 626,000 square foot open-air retail center and four hotels.  Total cost of the retail portion of this project will be approximately $250 million with an estimated cost of $200 million remaining to complete construction over the next eight years for all phases.  We anticipate that the first phase of the project will cost approximately $125 million, of which approximately $40 million may be spent in 2003.  We expect to fund construction costs through a construction loan, sales of hotel land parcels or potential joint venture investors and only after we meet certain lease thresholds.

We also have retail development projects in which construction will continue through 2004.  The Temecula, CA project is an open-air retail shopping center with Wal-Mart, Kohl’s and other tenants.  We estimate $3.3 million remaining to complete construction.  We expect to fund the remaining cost through a construction loan.  In December 2002, we purchased additional land adjacent to this development project to develop an additional open-air retail center.  We estimate the total cost of this development to be approximately $12.7 million with an estimated $8.3 million remaining to complete construction.

In November 2002, we purchased land adjacent to our property in Orlando, FL to develop an open-air retail center.  We estimate the total cost of this development to be approximately $21 million with an estimated $12.5 million remaining to complete construction, which we will fund through a construction loan.

Notes Receivable

We had $63.6 million in principal amount of third party notes receivable outstanding as of March 31, 2003 related to various real estate developments and related businesses.  The notes bear interest ranging from 2.0% to 15% per annum.  The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold.  As of March 31, 2003, we had $15.1 million of accrued but unpaid interest on these notes.  Of this amount, we assumed $11.5 million from the Merger with Excel Legacy.  We typically do not recognize interest income on these notes receivable until development projects begin operations.  Of the $63.6 million in notes receivable, as of March 31, 2003, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Companies) had an aggregate outstanding principal balance of approximately $57.3 million and the aggregate outstanding accrued interest on such notes receivable was approximately $14.9 million.  Notes receivable of $12.2 million (principal amount and accrued interest) matured in 2002 and on-going negotiations with the Ellman Companies contemplate an extension of the maturity dates of these notes receivable to up to December 31, 2004.  The remainder of the notes receivable mature at various dates in 2003 or 2004 or earlier if the related development is sold.  Repayment of the notes depends upon the completion of the various development projects or other events.  The notes receivable are generally non-recourse obligations, but are typically collateralized by either real estate liens or pledges of ownership interests in the borrower or affiliated entities.

Growth

We continue to evaluate various properties for acquisition or development and continue to evaluate other investment opportunities.  We anticipate borrowing available amounts on our credit facility or mortgages to fund these acquisition and development opportunities.  We also anticipate obtaining construction loans to fund our development activities.  We did not purchase any properties during the first quarter of 2003.

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies.  We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner.  During the quarter ended March 31, 2003 we sold one property and a land parcel in Scottsdale, AZ for $3.0 million.  When we sell an operating property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

We are contemplating purchasing various properties and selling certain other properties.  As we sell properties, our cash flows from operations may decrease until the proceeds are reinvested into new properties.

Litigation

We own a 55% interest in Destination Villages LLC, which indirectly owns a hospitality project located in Bermuda, Daniel’s Head Village Resort (Daniel’s Head).  Daniel’s Head was closed in the fourth quarter of 2001, primarily due to low occupancy rates as a result of the terrorist events in the United States that occurred on September 11, 2001.  The project was encumbered by a $6 million loan with a Bermuda bank.  In March 2002, we informed the Bermuda bank that we did not intend to re-open this project due to large projected operating losses and instead intended to sell the project to an identified buyer.   This resulted in a default of the loan.  On March 27, 2002, the Bermuda bank exercised its rights under Bermuda law and put the project in “receivership,” which gives the bank the right to negotiate directly with this buyer as well as other potential buyers.  On June 13, 2002 the Bermuda Bank filed a lawsuit against us in Bermuda for $6.1 million plus other costs related to a guarantee agreement for a promissory note on the Destination Villages Daniel’s Head project in Bermuda.  We believe we were in full compliance with the guarantee and intend to vigorously defend the lawsuit.

Other

In April 2002, we entered into five Interest Rate Swap Agreements with Fleet Bank that are accounted for under SFAS No. 133 and sold them in October 2002.  The combined notional amount was approximately $161 million and the maturities ranged from 2009 to 2010.  We paid monthly interest of LIBOR plus 3.08% to 3.77% and Fleet Bank assumed our fixed rates of 8.18% to 9.00%.  These swaps hedged the fair value of fixed-rate debt.  In October 2002, we sold the five swaps back to the counter party for $13.8 million and will amortize the gain over the fixed-rate debt’s remaining life through 2009 to 2010.

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

We had $226.1 million in variable rate debt outstanding at March 31, 2003.  Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $2.3 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

	Expected Maturity Date (dollar amounts in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$50,766	$12,856	—	—	—	—	$63,622	$63,622
Average interest rate	12%	14%	—	—	—	—	12%
Mortgages and notes payable	$44,786	$245,160	$23,054	$33,011	$3,343	$204,094	$553,448	$567,781
Average interest rate	5%	3%	8%	4%	8%	8%	5%

ITEM 4 – CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this quarterly report, under the supervision and with the participation of certain management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

On June 13, 2002 the Bank of NT Butterfield & Sons Limited filed a lawsuit against Price Legacy and Excel Legacy in Bermuda for $6.1 million plus other costs related to a guarantee agreement for a promissory note on the Destination Villages Daniel’s Head project in Bermuda.  The bank claims that Excel Legacy did not provide sufficient capital for the project to be completed which was required in the guarantee agreement.  The bank has currently appointed a receiver who is actively marketing the project for sale to third parties.  We believe we were in full compliance with the guarantee and intend to vigorously defend the lawsuit.

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

Date: May 13, 2003

/s/ Gary B. Sabin
Gary B. Sabin
Chief Executive Officer

Date: May 13, 2003
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ James Nakagawa
James Y. Nakagawa
Chief Financial Officer