Form 10-Q
period 2003-06-30
PRICE LEGACY CORP
filed 2003-08-13
CIK 929647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

The registrant had 36,963,756 shares of common stock, par value $.0001 per share, outstanding at August 8, 2003.

PRICE LEGACY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRICE LEGACY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30 2003	December 31 2002
	(unaudited)
ASSETS

Real estate assets
Land and land improvements	$435,525	$446,331
Building and improvements	682,443	668,671
Construction in progress	27,781	35,235
	1,145,749	1,150,237
Less accumulated depreciation	(43,640)	(34,617)
	1,102,109	1,115,620

Investment in unconsolidated real estate joint ventures	27,086	26,019
Cash and cash equivalents	17,709	11,471
Restricted cash	11,289	8,787
Accounts receivable, net of allowance of $1,398 and $1,669	7,436	6,036
Notes receivable	58,967	62,788
Interest receivable	14,930	16,032
Deferred rents	9,898	9,460
Other assets	15,675	16,805
Total assets	$1,265,099	$1,273,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Mortgages and notes payable	$486,256	$487,811
Revolving line of credit	64,700	60,300
Accounts payable and other liabilities	25,214	31,341
Total liabilities	576,170	579,452

Commitments

Minority interests	595	595

Stockholders’ equity
Series A preferred stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 27,434,166 shares issued and outstanding	399,615	399,615
Series B preferred stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 19,666,754 shares issued and outstanding	106,234	106,234
Common stock, $0.0001 par value, 94,691,374 shares authorized, 36,963,756 and 37,255,748 issued and outstanding	4	4
Additional paid-in capital	183,940	184,720
Accumulated other comprehensive loss	(2,107)	(921)
Retained earnings	648	3,319
Total stockholders’ equity	688,334	692,971
Total liabilities and stockholders’ equity	$1,265,099	$1,273,018

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited - amounts in thousands, except per share data)

	Second Quarter Three Months Ended June 30		Year-to-Date Six Months Ended June 30
	2003	2002	2003	2002

Rental revenues	$32,197	$27,954	$63,902	$54,857

Expenses
Operating and maintenance	6,773	5,081	12,903	10,022
Property taxes	3,894	3,218	7,623	6,296
Depreciation and amortization	5,828	3,945	10,181	7,987
General and administrative	1,830	1,652	3,813	4,457
Total expenses	18,325	13,896	34,520	28,762

Operating income	13,872	14,058	29,382	26,095

Interest and other
Interest expense	(6,659)	(5,646)	(13,269)	(11,888)
Interest income	113	1,119	925	2,388
Equity in earnings of joint ventures	1,014	136	1,164	314
Total interest and other	(5,532)	(4,391)	(11,180)	(9,186)

Income from continuing operations	8,340	9,667	18,202	16,909

Discontinued operations:
Income from operations	118	3,845	165	5,477
Provision for asset impairment	—	(2,528)	—	(2,528)
Net loss on sale of real estate	(2,314)	(843)	(2,521)	(843)
(Loss) gain on discontinued operations	(2,196)	474	(2,356)	2,106

Net income before gain on sale of real estate	6,144	10,141	15,846	19,015

Net gain on sale of real estate	—	3	687	291

Net income	6,144	10,144	16,533	19,306

Dividends to preferred stockholders	(12,423)	(12,183)	(24,783)	(24,308)

Net loss applicable to common stockholders	$(6,279)	$(2,039)	$(8,250)	$(5,002)

Basic and diluted net loss per common share	$(.17)	$(.05)	$(.22)	$(.12)

Weighted average common shares outstanding Basic and diluted	36,995	40,727	37,012	40,727

Dividends per preferred share	$.35	$.35	$.70	$.70

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited - amounts in thousands)

	Year-to-Date Six Months Ended June 30
	2003	2002
Operating activities
Net income	$16,533	$19,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,258	8,748
Deferred rents	(438)	(2,331)
Provision for asset impairment	—	2,528
Equity in earnings of joint venture	(1,164)	(314)
Net loss on sale of real estate assets	1,834	552
Changes in operating assets and liabilities:
Accounts receivable and other assets	(1,140)	(2,524)
Accounts payable and other liabilities	(6,054)	(2,177)
Net cash provided by operating activities	22,109	23,788

Investing activities
Increase to restricted cash	(2,502)	(5,115)
Additions to real estate assets	(16,178)	(72,399)
Proceeds from the sale of real estate assets	15,855	17,740
Contributions to real estate joint ventures	(6)	(850)
Distributions from real estate joint ventures	200	280
Advances on notes receivable	(14,466)	(1,578)
Repayments on notes receivable	17,585	3,283
Net cash provided by (used in) investing activities	488	(58,639)

Financing activities
Advances from revolving line of credit and notes payable	68,713	63,213
Repayments of revolving line of credit and notes payable	(65,868)	(25,890)
Dividends paid on Series A Preferred Stock	(19,204)	(19,204)
Proceeds from exercise of stock options	—	303
Net cash (used in) provided by financing activities	(16,359)	18,422
Net increase (decrease) in cash and cash equivalents	6,238	(16,429)

Cash and cash equivalents at beginning of period	11,471	22,881
Cash and cash equivalents at end of period	$17,709	$6,452

Supplemental cash flow information:
Cash paid for interest	$13,937	$13,054

Supplemental schedule of noncash investing and financing activities:
Receipt of common shares in satisfaction of notes receivable	779	—
Assumption of loans to acquire real estate assets	—	5,787
Reduction in note receivable to acquire real estate assets	—	3,543
Change in assets and liabilities related to the fair value of interest rate swaps	—	3,465

See accompanying notes.

PRICE LEGACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2003

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

Real Estate Assets and Depreciation

We record real estate assets at historical costs and adjust them for recognition of impairment losses.  In following purchase accounting, we adjusted the historical costs of Excel Legacy’s real estate assets to fair value at the time of the Merger.  Our consolidated balance sheets at June 30, 2003 and December 31, 2002 reflect the new basis of those real estate assets.

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

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets.  The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Interest incurred	$7,137	$6,362	$14,272	$13,371
Interest capitalized	(478)	(521)	(1,003)	(1,093)

Pre-development costs that are directly related to specific construction projects are capitalized as incurred.  We expense these costs to the extent they are unrecoverable or it is determined that the related project will not be pursued.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

We are required to maintain reserves with certain lenders for capital expenditures, insurance, real estate taxes and debt service.  As of June 30, 2003 and December 31, 2002, the aggregate amount of these reserves held by lenders was $11.3 million at June 30, 2003 and $8.8 million at December 31, 2002, and is shown as restricted cash on the Consolidated Balance Sheets.

Our restricted cash balances at June 30, 2003 and December 31, 2002 also include $2.4 million of funds which represent proceeds from the sale of vacant land at our property in Hollywood/Oakwood Plaza, FL.  The funds will be held by the property lender until the debt is repaid in 2009.

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

Comprehensive Income

Statement of Financial Accounting Standard (SFAS) No. 130 “Reporting Comprehensive Income” requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized.  The components of comprehensive income at June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income	$6,144	$10,144	$16,533	$19,306
Unrealized loss on derivative financial instruments	(458)	—	(1,183)	—
Unrealized loss on marketable securities	—	(32)	(3)	(17)
Total comprehensive income	$5,686	$10,112	$15,347	$19,289

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

Asset Disposal

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001.  We have adopted this standard and report operations from properties sold in 2003 and 2002 as discontinued operations for the quarter and year-to-date periods ended June 30, 2003 and 2002.

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.”  SFAS No. 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123.  This statement has not had a significant impact on our consolidated financial statements.

We do not record compensation expense for stock option grants and we granted no options in the first six months of 2003.  The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123, as amended by SFAS No. 148, for the 2002 option grants.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net loss applicable to common stockholders:
As reported	$(6,279)	$(2039)	$(8,250)	$(5,002)
Deduct: stock based compensation expense determined under fair value method	—	(378)	—	(756)
Pro forma	$(6,279)	$(2,417)	$(8,250)	$(5,758)
Net loss per share – basic and diluted:
As reported	(.17)	(.05)	(.22)	(.12)
Pro forma	(.17)	(.06)	(.22)	(.14)

We discuss our stock option plan further in Note 10.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and 2) the equity investors lack an essential characteristic of a controlling financial interest.  We are currently evaluating the effect FIN 46 will have on our consolidated financial statements.  FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions, and for hedging relationships designated after June 30, 2003.  We have determined that SFAS 149 will not have a significant impact on our consolidated financial statements.

Note 2 – Net Income Per Share

SFAS No. 128, “Earnings Per Share,” requires presentation of two calculations of earnings per common share.  Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period.  Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus dilutive potential shares.  Dilutive potential shares are shares assumed to be issued if outstanding stock options were exercised.  The effect of common stock equivalents during the periods presented were anti-dilutive and therefore not presented.

There were 19,666,754 shares of Series B Preferred Stock outstanding at June 30, 2003 which may be exchanged on a one-to-one basis into common stock, subject to adjustment, starting in September 2003.  As of June 30, 2003, the Series B Preferred stockholders were entitled to approximately 3.4 million additional Series B Preferred shares.

Note 3 – Real Estate Assets

Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from 1 to 24 years.  Rental revenues include the following (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Minimum rent	$23,060	$19,677	$46,148	$39,019
Straight-line accrual of future rent	694	890	1,208	2,196
Expense reimbursements	6,182	5,194	12,952	10,130
Percentage rent	255	515	574	632
Other revenues	2,006	1,678	3,020	2,880
Rental revenues	$32,197	$27,954	$63,902	$54,857

Acquisitions

There were no acquisitions during the first six months of 2003.

During the first six months of 2002, we acquired the following properties:

Location	Description	Date Acquired	Purchase Price	Mortgage Assumed
			(000’s)	(000’s)
Ocala, FL	Shopping Center	5/3/02	$7,163	$—
Fort Lauderdale, FL	Pad	6/4/02	700	—
Phoenix, AZ	Shopping Center	6/6/02	9,816	5,787
Columbia, SC	Shopping Center	6/7/02	8,035	—
Greenville, SC	Shopping Center	6/28/02	29,500	—

We funded these acquisitions using proceeds from tax-deferred exchange transactions on properties we sold in 2001 and 2002, by borrowing on our unsecured line of credit, and assuming a mortgage.

Dispositions

During the first six months of 2003, we sold the following properties for a net loss of $2.5 million:

Location	Description	Date Sold	Sales Price
			(000’s)
Scottsdale, AZ	Land, Restaurant	3/31/03	$3,000
Inglewood, CA	Warehouse Building	4/29/03	4,000
New Britain, CT	Warehouse Building	5/15/03	3,529
Northridge, CA	Shopping Center	6/27/03	5,850

Also during 2003, we received payment on three notes receivable related to the sale of our self storage development properties in 2002.  We deferred the gain of $0.7 million on the sales until 2003, when we received payment on the notes.

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

(1)    Our equity in the development was exchanged for notes receivable with a participating interest

Note 4 – Provision for Asset Impairment

We record real estate assets at historical costs and adjust them for recognition of impairment losses.  During the second quarter ended June 30, 2002, we recognized an impairment loss of $2.5 million on our Inglewood, CA property.  The tenant, House 2 Home, filed for bankruptcy and vacated, and the property was no longer generating income.  The loss was determined based on the estimated fair value of the property.  The property was sold during the second quarter ended June 30, 2003.

Note 5 – Discontinued Operations

Included in the Consolidated Statements of Operations are the discontinued operations of our properties at Scottsdale, AZ, Inglewood, CA, New Britain, CT, and Northridge, CA sold in 2003; and Glen Burnie, MD, and our self storage properties in San Diego/Murphy Canyon, CA, Solana Beach, CA and Azusa, CA which were sold in 2002.  Discontinued operations are summarized as follows (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Rental revenue	$241	$4,655	$512	$7,126
Expenses
Operating and maintenance	50	104	134	229
Property taxes	45	133	135	269
Depreciation and amortization	28	378	78	761
Interest expense	—	195	—	390
	123	810	347	1,649
Income from operations	118	3,845	165	5,477
Provision for asset impairment	—	(2,528)	—	(2,528)
Net loss on sale of real estate	(2,314)	(843)	(2,521)	(843)
Net (loss) income	$(2,196)	$474	$(2,356)	$2,106

(Loss) earnings per common share Basic and diluted	$(.06)	$.01	$(.06)	$.05

Note 6 – Investments in Unconsolidated Real Estate Joint Ventures

As of June 30, 2003 and December 31, 2002, we had the following investments in unconsolidated joint ventures, which we account for under the equity method of accounting (amounts in thousands):

Joint Venture	Ownership %	June 30 2003	December 31 2002
Orlando Business Park LLC	50%	$17,074	$16,020
Old Mill District Shops, LLC	50%	3,979	3,999
3017977 Nova Scotia Company	55%	3,209	3,148
Blackstone Ventures I	50%	2,512	2,546
Other	Various	312	306
Total		$27,086	$26,019

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

Summarized unaudited financial information for the joint ventures is as follows (amounts in thousands):

	Total Assets		Debt		Total Equity
As of (Unaudited)	June 30 2003	December 31 2002	June 30 2003	December 31 2002	June 30 2003	December 31 2002

Orlando Business Park LLC	$28,182	$26,069	$10,284	$11,162	$17,224	$16,024
Old Mill District Shops, LLC	23,983	23,897	17,470	17,356	6,273	6,314
3017977 Nova Scotia Company	7,509	8,436	5,982	5,131	3,209	3,148
Blackstone Ventures I	12,353	12,369	9,918	9,982	2,044	2,071
Other	312	306	—	—	312	306
	$72,339	$71,077	$43,654	$43,631	$29,062	$27,863

Quarter ended June 30	Total Revenues		Net Income (Loss)		Company’s Share of Net Income (Loss)
(Unaudited)	2003	2002	2003	2002	2003	2002

Orlando Business Park LLC	$1,200	$—	$1,200	$—	$1,055	$—
Old Mill District Shops, LLC	708	805	(22)	211	(11)	114
3017977 Nova Scotia Company (1)	417	372	(60)	(15)	2	(3)
Blackstone Ventures I (1)	326	322	22	50	66	25
Other	—	—	—	—	(98)	—
	$2,651	$1,499	$1,140	$246	$1,014	$136

(1)    Company’s share of net income includes adjustments for a prior period.

Note 7 – Notes Receivable

We had $59.0million in principal amount of third party notes receivable outstanding as of June 30, 2003 related to various real estate developments and related businesses.  Of this amount, $52.9 million relates to notes we assumed from Excel Legacy in the Merger.  The notes bear interest ranging from 2% to 15% per annum.  The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold.  As of June 30, 2003, we had $14.9 million of accrued but unpaid interest on these notes.  Of this amount, we assumed $11.5 million from the Merger with Excel Legacy.  We typically do not recognize interest income on non-recourse notes receivable related to development projects until the projects begin operations or the notes are repaid.

Of the $59.0million in notes receivable, as of June 30, 2003, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Companies) had an aggregate outstanding principal balance of approximately $57.5 million and the aggregate outstanding accrued interest on such notes receivable was approximately $14.9 million.  Notes receivable of $12.2 million (principal amount and accrued interest) matured in 2002.  We are in on-going negotiations with the Ellman Companies to extend the maturity dates of these notes receivable to up to December 31, 2004 under a signed letter agreement described below.  The remainder of the notes receivable mature at various dates in 2003 or 2004 or earlier if the related development is sold.  Repayment of the notes depends upon the completion of the various development projects or other events.  The notes receivable are generally non-recourse obligations, but are typically collateralized by either real estate liens or pledges of ownership interests in the borrower or affiliated entities.

The largest note receivable was made in 1996 to enable the Ellman Companies to purchase real estate located in Scottsdale, Arizona.  The Ellman Companies currently plan to develop a shopping center on the Scottsdale property.  In July 2003, the City of Scottsdale entered into a development agreement with the Ellman Companies to govern the parties’ actions going forward with respect to the development of such shopping center on the Scottsdale property, however, the Ellman Companies have yet to resolve certain occupancy and purchase agreement issues with the anticipated major tenants of such shopping center, and the Ellman Companies have yet to receive, among other things, the necessary government entitlements to commence construction of such shopping center.  In addition, we understand that a lawsuit has been filed by residents of the City of Scottsdale challenging certain actions by the City in approving and executing the development agreement, and such claims, as a practical matter, may need to be resolved to facilitate the financing and development of the property.  We are not in a position to assess the merits of such claims.  As of June 30, 2003, the outstanding principal balance on the note receivable relating to the Scottsdale property was approximately $36.5 million and the outstanding accrued interest on the note receivable was approximately $11.5 million.  We did not accrue interest on this note in 2002 or 2003.  The note receivable currently matures on the earlier of the sale of the Scottsdale property or December 20, 2003.  The note currently is collateralized by a pledge of the owners’ interests in the borrower.  In order, among other things, to facilitate the development of the Scottsdale property, we have engaged in negotiations with the Ellman Companies  to extend the maturity date of this note receivable to up to December 31, 2004, and in connection therewith to collateralize such note receivable with a second priority deed of trust on the Scottsdale property.

In connection with prior development efforts with respect to the Scottsdale property, the Ellman Companies entity that owns the Scottsdale property obtained an additional loan from a third party lender.  The loan is collateralized by a first priority deed of trust on the Scottsdale property and was guaranteed by us.  On February 27, 2003, one of our wholly owned subsidiaries purchased the loan from the lender for an aggregate purchase price of $13.0 million.  The loan matured on July 10, 2003.  We are in on-going negotiations with the Ellman Companies to extend the maturity date of this loan under a signed letter agreement described below.

On March 9, 2003, we signed a letter agreement with the Ellman Companies which calls for, among other things, the establishment of a schedule and budget with respect to the future development of the Scottsdale property and, upon our approval of same, the extension of maturity dates of the applicable notes receivable from the Ellman Companies.

We also have three notes receivable from affiliates of the Ellman Companies relating to the Ellman Companies’ ownership in the Phoenix Coyotes hockey team.  These loans were made at a time when the Ellman Companies intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property.  As of June 30, 2003, the aggregate outstanding principal balance of these three loans was approximately $19.3 million and the aggregate outstanding accrued interest on these three loans was approximately $3.1 million.  Two of the three notes receivable matured in December 2002 and the principal balance and outstanding accrued interest on such loans is approximately $10.4 million and $2.1 million, respectively.  As noted above, we have engaged in negotiations with the Ellman Companies relating to an extension of the maturity dates of these notes receivable to up to December 31, 2004.

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

Note 8 – Debt

Mortgages and Notes Payable

We had the following mortgages and notes payable outstanding at June 30, 2003 and December 31, 2002 (amounts in thousands):

	June 30 2003	December 31 2002
Mortgages on five properties in Florida bearing interest ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$159,407	$160,152

Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points (2.10% at June 30, 2003). The mortgage is collateralized by five of our properties and matures June 2004	121,375	121,375

Mortgages and notes payable on nine properties bearing interest ranging from 3.17% to 8.45%. The loans are collateralized by the properties and mature on various dates between September 2003 and February 2017	96,113	101,948

Revolving $100.0 million credit facility bearing interest at LIBOR plus 150 to 200 basis points (3.05% at June 30, 2003), maturing September 2004	64,700	60,300

Capital lease arrangements with an individual on three properties. The capital leases have effective interest rates ranging from 4.02% to 7.36% and mature on various dates between August 2003 and June 2005	34,084	34,052

Construction loan outstanding on a $46.0 million facility bearing interest at LIBOR plus 310 basis points (4.22% at June 30, 2003). The loan is due March 2004 and is collateralized by a retail center in Newport, KY (see below).	28,500	38,500

Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 130 basis points (2.42% at June 30, 2003). The loan is collateralized by the property and matures June 2008	22,100	21,888

Construction loan payable to a bank bearing interest at LIBOR plus 150 basis points (2.62% at June 30, 2003). The loan matures November 2004 and is collateralized by the project	16,354	5,159

Note payable outstanding on a $4.7 million facility related to Newport, KY (see below), bearing interest at Prime plus 50 basis points (4.50% at June 30, 2003), matures March 2004	4,737	4,737

Construction loan payable to a bank bearing interest at LIBOR plus 185 basis points (2.97% at June 30, 2003). The loan matures March 2005 and is collateralized by the project	3,586	—

Total	$550,956	$548,111

We were in compliance with all covenants on our credit facility at June 30, 2003.  In 2003 we plan to use cash flow from operations to fund our recurring debt service obligations.

We have a 65% interest in Newport on the Levee, LLC (Newport) that is developing a retail project in Newport, KY.  In addition to the $28.5 million and $4.7 million notes in the above table, the City of Newport has issued two series of public improvement bonds.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows:  (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds are guaranteed by us, by Newport, and the third party co-developers of the project.  Newport has drawn on $48.6 million of the bonds at June 30, 2003.

Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at June 30, 2003 is as follows:

Joint Venture	June 30 2003	Debt Guaranteed	Maturity Date

Orlando Business Park, LLC	$10,284	$10,284	6/1/04
Old Mill District Shops, LLC	17,470	13,973	9/22/03
Blackstone Ventures I	9,918	3,098	10/1/04
3017977 Nova Scotia Company	5,982	—	6/15/04
	$43,654	$27,355

In addition, we have guaranteed a $4.5 million note payable to a third party lender which matures in April 2004 relating to an office building in Phoenix, AZ on which we have notes receivable of $1.0 million in principal amount.

Note 9 – Financial Instruments: Derivatives and Hedging

In the normal course of business, we are exposed to the effect of changes in interest rates.  We limit these risks by following established risk management policies and procedures including the use of derivatives.  For interest rate exposures, derivatives are used primarily to manage the cost of borrowing obligations.

We have a policy of only entering into derivative contracts with major financial institutions based upon their credit ratings and other factors.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we do not anticipate any material adverse effect on our net income,  financial position, or cash flows in the future from the use of derivatives.

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

Cash flow hedges hedge the future cash outflows of current or forecasted debt.  The interest rate caps described above protect against variability in interest cash outflows above the cap strike rate.  The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either Accumulated Other Comprehensive Income or in earnings, depending on the hedging relationship.  Unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings in the same period or periods that the hedged cash flows affect earnings.  As of June 30, 2003, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $2.0 million.  Within the next twelve months, we do not expect to reclassify any of this balance to earnings as the caps are forward starting and take effect July 1, 2004.

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

Note 10 – Stock Option Plan

In 2001, we established a Stock Option and Incentive Plan (the Plan) and we may grant stock options to any employee or director under this plan.  As of June 30, 2003, we reserved 3,630,000 shares for issuance under the Plan.  Options generally vest over three years and expire ten years after the grant date.  Once exercisable, the employee or director can purchase shares of our stock at the market price on the date we granted the option.

In connection with the Merger, each outstanding option to purchase Excel Legacy common stock automatically became an option to purchase our common stock.  The number of shares of our common stock which may be purchased with these options and the exercise price was adjusted to reflect the exchange ratio.

As we stated in Note 1, we follow the provisions for APB No. 25, “Accounting for Stock Issued to Employees.”  We implemented the disclosure provisions required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure –an amendment of SFAS No.123,” respectively, for our stock option plans.  SFAS No. 123 requires pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the “fair value” method described in that statement.  We estimated the fair value of the 2002 options grants using the Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2002
Risk free interest rate	3.98%
Annual dividend rate	0.00%
Volatility factor of the stock price	40.15%
Weighted average expected life (years)	10

We do not record compensation expense for stock option grants, and no options were granted in the first six months of 2003.  The table in Note 1 summarizes results as if we had recorded compensation expense for the 2002 option grants.

Note 11 – Series B Preferred Stock

In 2001, PEI entered into a Securities Purchase Agreement with Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (Warburg Pincus), pursuant to which PEI agreed to sell to Warburg Pincus for an aggregate purchase price of $100,000,000:

•                  17,985,612 shares of a new class of preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock, par value $0.0001 per share (the Series B Preferred Stock) at $5.56 per share

•                  a warrant to purchase an aggregate of 2.5 million shares of common stock at an exercise price of $8.25 per share (the Warburg Investment)

Also in 2001, PEI and Sol Price, a significant stockholder of PEI and Excel Legacy through various trusts, agreed to convert an existing Excel Legacy loan payable to a trust controlled by Sol Price of approximately $9.3 million into 1,681,142 shares of the Series B Preferred Stock and a warrant to purchase 233,679 shares of our common stock at an exercise price of $8.25 per share.

Price Legacy issued the Series B Preferred Stock and warrants to Warburg Pincus and Sol Price concurrently with the completion of the Merger.

The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible under certain conditions into Price Legacy common stock at a one-to-one ratio, which may be adjusted under certain circumstances, starting in September 2003.  The 9% coupon will be paid with additional shares of Series B Preferred Stock at $5.56 per share for the first 45 months from issuance (until June 2005), at which time the coupon will increase to 10% payable in cash thereafter.  While no additional shares of Series B Preferred Stock have been issued, 3,389,300 shares have accumulated through June 30, 2003.  These shares will be issued in the future.

Note 12 – Subsequent Event

In August 2003, we agreed to sell 1,875,000 common shares of MACE Security Int’l Inc. for $1.5 million.  A loss of $1.6 million will be recognized on the sale.

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

•                  our ability to successfully complete real estate acquisitions, developments and dispositions

•                  the financial performance of our properties, joint ventures and investments

•                  government approvals, actions and initiatives, including the need for compliance with environmental requirements

•                  our ability to continue to qualify as a real estate investment trust, or REIT

The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements.  Any forward-looking statements should also be considered in light of the information provided in “Factors That May Affect Future Performance” located in our Form 10-K filing for the 2002 fiscal year.  We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-K, 10-Q and 8-K filed with the SEC.  Our Form 10-K filing for the 2002 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results.

In Management’s Discussion and Analysis we explain our general financial condition and results of operations including:

•                  why revenues, costs and earnings changed from the prior period

•                  funds from operations (FFO)

•                  how we used cash for capital projects and dividends and how we expect to use cash in the remainder of 2003

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

Real Estate Assets and Depreciation

We record real estate assets at historical costs and adjust them for recognition of impairment losses.  In following purchase accounting, we adjusted the historical costs of Excel Legacy’s real estate assets to fair value at the time of the Merger.  Our consolidated balance sheets at June 30, 2003 and December 31, 2002 reflect the new basis of those real estate assets.

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

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001.  We have adopted this statement and report discontinued operations for the quarter and six month periods ended June 30, 2003 and June 30, 2002.

Rental Revenues

	Amount	Change	Percent Change
2nd Quarter 2003	$32,197	$4,243	15%
2nd Quarter 2002	27,954	—	—

Year-to-Date 2003	63,902	9,045	16%
Year-to-Date 2002	54,857	—	—

Revenues increased $4.2 million to $32.2 million in the second quarter of 2003 compared to the same period in 2002 primarily because:

•                  properties we acquired during 2002 generated $3.7 million of additional revenues

•                  properties we owned both years generated $0.5 million of additional revenues, primarily due to additional leasing activity at our Newport, KY and Moorestown, NJ properties and the opening of our Temecula, CA property.  These increases were partially offset by vacancies at our Westbury, NY property due to Kmart’s bankruptcy  and our Wayne, NJ property due to Today’s Man and The Wiz bankruptcies

Revenues increased $9.0 million to $63.9 million in the six month year-to-date period of 2003 compared to the same period in 2002 primarily because:

•                  properties we acquired during 2002 generated $7.7 million of additional revenues

•                  properties we owned both years generated $1.3 million of additional revenues, primarily due to additional leasing activity at our Newport, KY and Moorestown, NJ locations and the opening of our Temecula, CA property.  These increases were partially offset by vacancies at our Westbury, NY, Wayne, NJ, and Miami, FL properties due to the bankruptcies of Kmart, Today’s Man, and The Wiz.

Expenses

	Amount	Change	Percent Change
2nd Quarter 2003	$18,325	$4,429	32%
2nd Quarter 2002	13,896	—	—

Year-to-Date 2003	34,520	5,758	20%
Year-to-Date 2002	28,762	—	—

Expenses increased $4.4 million to $18.3 million in the second quarter of 2003 compared to 2002 primarily because:

•                  expenses on properties we owned both years increased $2.9 million, primarily due to increased depreciation at our Newport, KY location and increased bad debt expense at our Wayne, NJ property due to the bankruptcies of Today’s Man and The Wiz

•                  expenses on properties we acquired in 2002 generated $1.3 million of additional expenses in 2003

•                  general and administrative expense increased $0.2 million, primarily due to additional legal expenses

Expenses increased $5.8 million to $34.5 million for the year-to-date period ended June 30, 2003 compared to 2002 primarily because:

•                  expenses from properties we owned in both years increased by $3.7 million, primarily due to increased depreciation expense at our Newport, KY location and increased bad debt expense at our Wayne, NJ property due to the bankruptcies of Today’s Man and The Wiz

•                  expenses on properties we acquired in 2002 generated $2.6 million of additional expenses in 2003

•                  these increases to expenses were partially offset by a decrease to general and administrative expenses of $0.6 million due to higher legal costs in the first quarter of 2002 related to our investment in Destination Villages, LLC

Operating Income

	Amount	Change	Percent Change
2nd Quarter 2003	$13,872	$(186)	-1%
2nd Quarter 2002	14,058	—	—

Year-to-Date 2003	$29,382	3,287	13%
Year-to-Date 2002	26,095	—	—

Operating income decreased for the second quarter and increased for the year-to-date periods of 2003 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
2nd Quarter 2003	$6,659	1,013	18%
2nd Quarter 2002	5,646	—	—

Year-to-Date 2003	13,269	1,381	12%
Year-to-Date 2002	11,888	—	—

Interest expense increased $1.0 million in the second quarter of 2003 compared to 2002 because during the second quarter of 2003 we had an average of $558.2 million debt outstanding compared to $494.4 million in the second quarter of 2002.  Interest expense increased $1.4 million for the six month year-to-date period compared to 2002 because we had an average of $552.9 million debt outstanding compared to $492.7 million during the same period of 2002.  The increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt.

The weighted average interest rate on our variable rate debt decreased to 2.8% on June 30, 2003 from 3.5% on June 30, 2002.  We discuss our outstanding debt further in “Liquidity and Capital Resources” located elsewhere in this Form 10-Q.

Interest Income

	Amount	Change	Percent Change
2nd Quarter 2003	$113	$(1,006)	-90%
2nd Quarter 2002	1,119	—	—

Year-to-Date 2003	925	(1,463)	-61%
Year-to-Date 2002	2,388	—	—

Interest income decreased $1.0 million in the second quarter of 2003 compared to 2002 primarily because:

•                  we stopped accruing interest on certain notes receivable when development projects were added as collateral in 2002 to repay the notes, which decreased interest income by $0.9 million

•                  in the third quarter of 2002, we retired the notes receivable from certain of our officers which were collateralized by our common shares.  Emerging Issues Task Force 00-23 required us to account for these loans as being retired and the shares as being repurchased.  This decreased interest income by $0.2 million

Interest income decreased $1.5 million in the six month year-to-date period ended June 30, 2003 compared to the same period in 2002 primarily because:

•                  we stopped accruing interest on certain notes receivable when development projects were added as collateral in 2002 to repay the notes, which decreased interest income by $1.0 million

•                  officers’ notes receivable, which we retired in 2002, decreased interest income $0.4 million

•                  interest income on our outstanding cash balances decreased $0.1 million

Gain/Loss on Sale of Real Estate

During the first six months of 2003, we sold the following properties for a net loss of $2.5 million.  This loss is recorded as discontinued operations in the Consolidated Statements of Operations in accordance with SFAS No.144:

Location	Description	Date Sold	Sales Price (000’s)
Scottsdale, AZ	Land, Restaurant	3/31/03	$3,000
Inglewood, CA	Warehouse Building	4/29/03	4,000
New Britain, CT	Warehouse Building	5/15/03	3,529
Northridge, CA	Shopping Center	6/27/03	5,850

Also during 2003, we received payment on three notes receivable related to the sale of our self storage development properties in 2002.  We recognized a gain of $0.7 million on the sales.

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

Location	Description	Date Sold	Sales Price (000’s)
Glen Burnie, MD	Shopping Center	6/21/02	$15,200

Funds From Operations

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income	$6,144	$10,144	$16,533	$19,306
Depreciation and amortization	5,828	3,945	10,181	7,987
Depreciation and amortization of discontinued operations	28	378	78	761
Price Legacy’s share of joint venture depreciation	338	152	517	306
Depreciation of non-real estate assets	(31)	(35)	(62)	(68)
Provision for asset impairment	—	2,528	—	2,528
Net loss on sale of depreciable real estate	2,314	843	1,834	843
FFO before preferred dividends	14,621	17,955	29,081	31,663
Preferred dividends	(12,423)	(12,183)	(24,783)	(24,308)
FFO	$2,198	$5,772	$4,298	$7,355

Net cash provided by (used in):
Operating activities	$7,449	$13,989	$22,109	$23,788
Investing activities	10,036	(41,372)	488	(58,639)
Financing activities	(12,094)	11,703	(16,359)	18,422

Our Company, as well as real estate industry analysts, generally considers FFO as another measurement of economic profitability for real estate-oriented companies.  The Board of Governors of the National Association for Real Estate Investment Trusts (NAREIT) defines FFO as net income in accordance with GAAP, excluding depreciation and amortization expense and gains (losses) from depreciable operating real estate.  We calculate FFO in accordance with the NAREIT definition which also excludes provisions for asset impairments and gains (losses) from the sale of investments, and adjust for preferred dividends.  We believe that FFO is helpful to investors as a measure of our financial performance because, along with cash flow from operating activities, financing activities and investing activities, FFO provides investors with an indication of the ability of a REIT to incur and service debt, to make capital expenditures and to fund other cash needs.  In addition, we believe that FFO provides useful information about our performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.  FFO does not represent the cash flows from operations defined by GAAP, may not be comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.  Excluded from FFO are significant components in understanding our financial performance.

FFO before preferred dividends during the second quarter of 2003 decreased $3.3 million or 18.6% to $14.6 million compared to the second quarter of 2002 primarily because:

•                  properties sold contributed an additional $4.3 million to FFO in the prior year, primarily due to a lease termination fee of $2.3 million received in 2002 for a property we sold in 2003

•                  additional interest expense reduced FFO by $1.0 million

•                  decreased interest income reduced FFO by $1.0 million

•                  properties we owned in both years decreased FFO by $1.0 million, primarily due to additional operating expenses

•                  additional general and administrative expenses which decreased FFO by $0.2 million

•                  partially offsetting these decreases are increases to FFO for the following:

•                  properties we acquired in 2002 increased FFO $2.9 million

•      joint venture income contributed an additional $1.1 million to FFO in the current quarter

FFO before preferred dividends during the six month year-to-date period of 2003 decreased $2.6 million or 8.2% to $29.1 million compared to the second quarter of 2002 primarily because:

•                  properties sold contributed an additional $6.4 million to FFO in the prior year

•                  decreased interest income, which reduced FFO by $1.5 million

•                  increased interest expense, which reduced FFO by $1.4 million

•                  properties we owned in both years decreased FFO by $1.3 million, primarily due to additional operating expenses

•                  partially offsetting these decreases are increases to FFO for the following:

•                  properties we acquired in 2002, which increased FFO $6.1 million

•                  joint venture income, which contributed an additional $1.1 million to FFO

•                  lower general and administrative expenses, which increased FFO $0.6 million

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

Dividends

As a REIT, we are required to distribute 90% of our taxable income, excluding capital gains, in dividends.  Our Series A Preferred Stock requires a quarterly dividend payment of $9.6 million, an annual total of $38.4 million.  In connection with the Merger, we assumed a net operating loss (NOL) of approximately $18.7 million, which could be used to offset federal taxable income.  In the future, if our Series A Preferred dividend is less than 90% of our taxable income (after applying any applicable NOLs), we have two options to meet the distribution requirement:

1)              We can declare a Series B Preferred Stock dividend by issuing additional Series B Preferred shares.  The Series B Preferred Stock dividends accumulate at a rate of 9%, compounded quarterly, payable in additional shares of Series B Preferred Stock until June 2005, and 10%, compounded quarterly, payable in cash thereafter.  As of June 30, 2003, the Series B Preferred stockholders were entitled to approximately 3.4 million additional shares.

2)              We can declare a dividend to our common stockholders.

If our taxable income is less than the Series A Preferred Stock dividends, we are still obligated to pay them.  If we are unable to pay these dividends when due, they accumulate until paid.

Debt

In September 2001, we obtained a $100.0 million unsecured credit facility with Fleet Bank as agent.  The facility has a three-year term and has a current interest rate of LIBOR plus 187.5 basis points.  The rate may vary between 150 and 200 basis points based on our leverage and other financial ratios.  At June 30, 2003, we had $64.7 million outstanding on the facility at a 3.1% weighted average interest rate.

Our credit facility requires us to comply with specified financial covenants, the most restrictive of which relate to fixed charge coverage and leverage.  Covenants in some of our construction loans are also tied to our credit facility.  We were in compliance with all covenants in our credit facility at June 30, 2003.  To the extent that we violate any of these covenants in the future, we would need to obtain waivers from our lenders to maintain compliance.  We cannot assure that any such waivers would be forthcoming.

In 2003 we had or will have the following significant debt maturities:

•                  In April 2003, a $38.5 million construction loan related to our project in Newport, KY matured.  We extended the loan for another year and paid-down $10.0 million on the outstanding amount.  The current loan balance is $28.5 million.

•                  In April 2003, a $22 million loan related to our project in Orlando, FL matured.  We refinanced this debt with a new loan which matures in June 2008.

•                  In May 2003, a $4.7 million loan related to our property in Newport, KY matured.  The lender extended this loan for another year.

•                  In June 2003, a $3.2 million loan related to our property in Terre Haute, IN matured.  We repaid this loan with available cash.

•                  On August 31, 2003 we will repay a $3.1 million capital lease obligation related to our Scottsdale, AZ office building at the lessor’s request.  We plan to repay this obligation with available cash.

On September 28, 2003, a $6.3 million note related to our Anaheim project matures.  We plan to repay this note with available cash or borrowing on our unsecured line of credit.

The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of June 30, 2003:

	Contractual Cash Obligations
	2003	2004	2005	2006	2007	Thereafter	Total
Mortgages and notes payable	$10,959	$250,809	$26,640	$33,011	$3,343	$226,194	$550,956
Capital lease obligations	399	796	796	796	796	15,455	19,038
Total	$11,358	$251,605	$27,436	$33,807	$4,139	$241,649	$569,994

In 2003 we plan to use cash flow from operations to fund our recurring debt service obligations.

Off-Balance Sheet Financing Matters

The City of Newport, KY in 1999 issued two series of public improvement bonds related to our project in Newport, KY.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds are guaranteed by the Newport project, the Company, and the project’s third party developers.  As of June 30, 2003, Newport had drawn on $48.6 million of the bonds for construction incurred prior to that date.

We also have guaranteed the following off-balance sheet debt with maturities in 2003:

•                  On February 28, 2003, a $12.9 million bank loan related to a development project in Scottsdale, AZ matured.  We have a note receivable to a developer related to this project and guaranteed the bank loan.  On February 27, 2003, we purchased the loan from the lender for an aggregate purchase price of $13.0 million, which was funded through borrowing on our credit facility.

•                  We have a $10.3 million loan related to land we own in Orlando, FL through a joint venture.  This loan is guaranteed by us and by our partner.  Beginning November 2003, the loan requires monthly principal repayments of $1.5 million.  If this land is not refinanced before November 2003, we anticipate funding these repayments on behalf of the partnership.  In April 2003, we repaid $1.0 million on this loan with funds we received as a non-refundable deposit from a potential buyer.

Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at June 30, 2003 is as follows:

Joint Venture	June 30 2003	Debt Guaranteed	Maturity Date

Orlando Business Park, LLC	$10,284	$10,284	6/1/04
Old Mill District Shops, LLC	17,470	13,973	9/22/03
Blackstone Ventures I	9,918	3,098	10/1/04
3017977 Nova Scotia Company	5,982	—	6/15/04
	$43,654	$27,355

In addition, we have guaranteed a $4.5 million note payable to a third party lender which matures in April 2004 relating to an office building in Phoenix, AZ on which we have notes receivable of $1.0 million in principal amount.

In connection with the sale of three self storage development properties in September 2002, we agreed to guarantee $19.3 million of debt associated with the properties that was assumed by the buyer in the transaction.  In January 2003, the guarantee was reduced to $4.6 million and the remaining $4.6 million guarantee was eliminated in May 2003.

Development

We have a significant retail project in Newport, KY.  The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased.  The project opened in October 2001.  At June 30, 2003, the project was approximately 78% occupied, excluding ground leases.  As the project becomes fully leased, there may be capital required to fund the remaining tenant improvements.

The Anaheim GardenWalk project in Anaheim, CA, located between Disney’s two Theme Parks on Harbor Boulevard and Disney’s new proposed Theme Park on Katella Avenue is expected to consist of a 626,000 square foot open-air retail center and four hotels.  Total cost of the retail portion of this project will be approximately $250 million with an estimated cost of $200 million remaining to complete construction over the next eight years for all phases.  We anticipate that the first phase of the project will cost approximately $125 million.  We are currently evaluating our options on this project.

We also have retail development projects in which construction will continue through 2004.  The Temecula, CA project is an open-air retail shopping center with Wal-Mart, Kohl’s and other tenants.  We estimate $0.6 million remaining to complete construction.  We expect to fund the remaining cost through a construction loan.  In December 2002, we purchased additional land adjacent to this development project to develop an additional open-air retail center.  We estimate the total cost of this development to be approximately $14.4 million with an estimated $9.8 million remaining to complete construction, which we plan to fund through a construction loan.

In November 2002, we purchased land adjacent to our property in Orlando, FL to develop an open-air retail center.  We estimate the total cost of this development to be approximately $21 million with an estimated $9.3 million remaining to complete construction, which we will fund through a construction loan.

Notes Receivable

We had $59.0 million in principal amount of third party notes receivable outstanding as of June 30, 2003 related to various real estate developments and related businesses.  The notes bear interest ranging from 2.0% to 15% per annum.  The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold.  As of June 30, 2003, we had $14.9 million of accrued but unpaid interest on these notes.  Of this amount, we assumed $11.5 million from the Merger with Excel Legacy.  We typically do not recognize interest income on these notes receivable until development projects begin operations.  Of the $59.0 million in notes receivable, as of June 30, 2003, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Companies) had an aggregate outstanding principal balance of approximately $57.5 million and the aggregate outstanding accrued interest on such notes receivable was approximately $14.9 million.  Notes receivable of $12.2 million (principal amount and accrued interest) matured in 2002 and on-going negotiations with the Ellman Companies contemplate an extension of the maturity dates of these notes receivable to up to December 31, 2004.  The remainder of the notes receivable mature at various dates in 2003 or 2004 or earlier if the related development is sold.  Repayment of the notes depends upon the completion of the various development projects or other events.  The notes receivable are generally non-recourse obligations, but are typically collateralized by either real estate liens or pledges of ownership interests in the borrower or affiliated entities.

Growth

We continue to evaluate various properties for acquisition or development and continue to evaluate other investment opportunities.  We anticipate borrowing available amounts on our credit facility or mortgages to fund these acquisition and development opportunities.  We also anticipate obtaining construction loans to fund our development activities.  We did not purchase any properties during the first six months of 2003.

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies.  We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner.  During the six months ended June 30, 2003 we sold four properties and a land parcel for $16.4 million.  When we sell an operating property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

We are contemplating purchasing various properties and selling certain other properties.  As we sell properties, our cash flows from operations may decrease until the proceeds are reinvested into new properties.

Litigation

We own a 55% interest in Destination Villages LLC, which indirectly owns a hospitality project located in Bermuda, Daniel’s Head Village Resort (Daniel’s Head).  Daniel’s Head was closed in the fourth quarter of 2001, primarily due to low occupancy rates as a result of the terrorist events in the United States that occurred on September 11, 2001.  The project was encumbered by a $6 million loan with a Bermuda bank.  In March 2002, we informed the Bermuda bank that we did not intend to re-open this project due to large projected operating losses and instead intended to sell the project to an identified buyer.  This resulted in a default of the loan.  On March 27, 2002, the Bermuda bank exercised its rights under Bermuda law and put the project in “receivership,” which gives the bank the right to negotiate directly with this buyer as well as other potential buyers.  On June 13, 2002 the Bermuda Bank filed a lawsuit against us in Bermuda for $6.1 million plus other costs related to a guarantee agreement for a promissory note on the Destination Villages Daniel’s Head project in Bermuda.  We believe we were in full compliance with the guarantee and intend to vigorously defend the lawsuit.  On June 3, 2003, trial of this matter commenced in Bermuda.  On June 6, 2003, the trial was temporarily suspended due to illness of counsel.  The matter is currently expected to be reset by the court for November 2003.

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

The trial of this matter began February 26, 2002 and concluded on March 19, 2002.  The trial judge dismissed both the complaint and cross-complaint, and granted nothing to Mr. Geyser under any of his allegations.  On June 5, 2002, Mr. Geyser filed an appeal and Excel Legacy subsequently filed a cross-appeal against Mr. Geyser.  On May 12, 2003, the appellate court reversed the judgment of dismissal on the complaint and cross-complaint and remanded the case for retrial.  The court has not yet set a date for the retrial of the matter.  We believe that our positions have merit and intend to vigorously defend against Mr. Geyser’s claims and pursue our counterclaims.

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

We had $228.7 million in variable rate debt outstanding at June 30, 2003.  Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $2.3 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

	Expected Maturity Date| (dollar amounts in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$45,992	$12,975	—	—	—	—	$58,967	$58,967
Average interest rate	12%	14%	—	—	—	—	12%
Mortgages and notes payable	$10,959	$250,809	$26,640	$33,011	$3,343	$226,194	$550,956	$565,569
Average interest rate	6%	3%	7%	4%	8%	7%	5%

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

As of June 30, 2003, the end of the quarter covered by this report, under the supervision and with the participation of certain management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In July 2003, a lawsuit was filed by four members of our Board of Directors elected by holders of the Series A Preferred Stock against a director elected by Warburg, Pincus Equity Partners, L.P., a significant holder of the Series B Preferred Stock.  The lawsuit seeks a declaration that the plaintiff directors are not required to vote with respect to a proposed redemption of the Series A Preferred Stock in a manner that would be detrimental to the interests of holders of Series A Preferred Stock and are entitled to vote in a manner that reflects and supports those interests rather than prefer the interests of other classes of Price Legacy’s equity securities.  The plaintiff directors also seek a declaration that their ownership of shares of Series A Preferred Stock does not disqualify them from considering, voting or otherwise acting on matters affecting the holders of Series A Preferred Stock, including the redemption of that stock.  Price Legacy is not a party to the lawsuit.

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

The trial of this matter began February 26, 2002 and concluded on March 19, 2002.  The trial judge dismissed both the complaint and cross-complaint, and granted nothing to Mr. Geyser under any of his allegations.  On June 5, 2002, Mr. Geyser filed an appeal and Excel Legacy subsequently filed a cross-appeal against Mr. Geyser.  On May 12, 2003, the appellate court reversed the judgment of dismissal on the complaint and cross-complaint and remanded the case for retrial.  The court has not yet set a date for the retrial of the matter.  We believe that our positions have merit and intend to vigorously defend against Mr. Geyser’s claims and pursue our counterclaims.

On June 13, 2002, the Bank of NT Butterfield & Sons Limited filed a lawsuit against Price Legacy and Excel Legacy in Bermuda for $6.1 million plus other costs related to a guarantee agreement for a promissory note on the Destination Villages Daniel’s Head project in Bermuda.  The bank claims that Excel Legacy did not provide sufficient capital for the project to be completed which was required in the guarantee agreement.  The bank has currently appointed a receiver who is actively marketing the project for sale to third parties.  We believe we were in full compliance with the guarantee and intend to vigorously defend the lawsuit.  On June 3, 2003, trial of this matter commenced in Bermuda.  On June 6, 2003,the trial was temporarily suspended due to illness of counsel.  The matter is currently expected to be reset by the court for November 2003.

We are not party to any other legal proceedings other than various claims and lawsuits arising in the ordinary course of business that, in the opinion of our management, are not individually or in the aggregate material to our business.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)              The following exhibits are included herein or incorporated by reference:

(31.1)                   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)                   Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)             Reports on Form 8-K

We filed a report on Form 8-K on May 20, 2003 reporting under Item 5 certain developments in an ongoing lawsuit involving Price Legacy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE LEGACY CORPORATION
Registrant

Date: August 13, 2003
/s/ Gary B. Sabin
Gary B. Sabin
Chief Executive Officer

Date: August 13, 2003
/s/ James Nakagawa
James Y. Nakagawa
Chief Financial Officer