Form 10-Q
period 2003-09-30
PRICE LEGACY CORP
filed 2003-11-12
CIK 929647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

Commission File Number 1-16637

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

The registrant had 34,732,157 shares of common stock, par value $.0001 per share, outstanding at November 11, 2003.

PRICE LEGACY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRICE LEGACY CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30 2003	December 31 2002
	(unaudited)
ASSETS

Real estate assets
Land and land improvements	$487,133	$446,331
Building and improvements	686,536	659,469
Construction in progress	52,440	35,235
	1,226,109	1,141,035
Less accumulated depreciation	(49,054)	(34,617)
	1,177,055	1,106,418

Investment in unconsolidated real estate joint ventures	9,657	26,019
Cash and cash equivalents	11,811	11,471
Restricted cash	13,036	8,787
Accounts receivable, net of allowance of $1,640 and $1,669	6,598	6,036
Notes receivable	20,339	62,788
Interest receivable	3,160	16,032
Deferred rents	10,595	9,460
Other assets	24,827	26,007
Total assets	$1,277,078	$1,273,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Mortgages and notes payable	$495,050	$487,811
Revolving line of credit	64,700	60,300
Accounts payable and other liabilities	32,899	31,341
Total liabilities	592,649	579,452

Commitments

Minority interests	1,608	595

Stockholders’ equity
Series A preferred stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 27,434,166 shares issued and outstanding	399,615	399,615
Series B preferred stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 19,666,754 shares issued and outstanding	106,234	106,234
Common stock, $0.0001 par value, 94,691,374 shares authorized, 36,999,157 and 37,255,748 issued and outstanding	4	4
Additional paid-in capital	183,942	184,720
Accumulated other comprehensive loss	(1,648)	(921)
Retained (deficit) earnings	(5,326)	3,319
Total stockholders’ equity	682,821	692,971
Total liabilities and stockholders’ equity	$1,277,078	$1,273,018

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited - amounts in thousands, except per share data)

	Third Quarter Three Months Ended September 30		Year-to-Date Nine Months Ended September 30
	2003	2002	2003	2002

Rental revenues	$32,193	$29,840	$96,095	$84,698

Expenses
Operating and maintenance	6,353	5,879	19,256	15,902
Property taxes	3,851	3,501	11,475	9,797
Depreciation and amortization	5,426	4,453	15,606	12,440
General and administrative	5,706	4,357	9,519	8,813
Total expenses	21,336	18,190	55,856	46,952

Operating income	10,857	11,650	40,239	37,746

Interest and other
Interest expense	(6,637)	(6,157)	(19,906)	(18,045)
Interest income	82	1,219	1,006	3,607
Equity in earnings of joint ventures	4	318	1,168	632
Total interest and other	(6,551)	(4,620)	(17,732)	(13,806)

Income from continuing operations	4,306	7,030	22,507	23,940

Discontinued operations:
(Loss) income from operations	(7)	735	159	6,211
Provision for asset impairment	—	—	—	(2,528)
Net gain (loss) on sale of real estate	20	9,991	(2,502)	9,148
Gain (loss) on discontinued operations	13	10,726	(2,343)	12,831

Net income before (loss) gain on sale of real estate	4,319	17,756	20,164	36,771

Net (loss) gain on sale of real estate and investments	(691)	—	(3)	291

Net income	3,628	17,756	20,161	37,062

Dividends to preferred stockholders	(12,486)	(12,241)	(37,270)	(36,549)

Net (loss) income applicable to common stockholders	$(8,858)	$5,515	$(17,109)	$513

Basic and diluted net (loss) income per common share	$(.24)	$.14	$(.46)	$.01

Weighted average common shares outstanding
Basic	36,999	39,167	37,009	40,201
Diluted	36,999	39,325	37,009	40,442

Dividends per preferred share	$.35	$.35	$1.05	$1.05

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited - amounts in thousands)

	Year-to-Date Nine Months Ended September 30
	2003	2002
Operating activities
Net income	$20,161	$37,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,684	13,415
Net loss (gain) on sale of real estate	2,505	(9,439)
Deferred rents	(1,135)	(2,175)
Equity in earnings of joint venture	(1,168)	(632)
Compensation expense related to retirement of officers’ notes and common shares	—	2,836
Asset impairment	—	2,528
Changes in operating assets and liabilities:
Accounts receivable and other assets	2,155	(9,430)
Accounts payable and other liabilities	1,651	1,395
Net cash provided by operating activities	39,853	35,560

Investing activities
Deposits to restricted cash	(4,249)	(6,434)
Additions to real estate assets	(23,749)	(154,586)
Proceeds from the sale of real estate assets	16,608	69,176
Contributions to real estate joint ventures	(6)	(869)
Distributions from real estate joint ventures	326	1,168
Advances on notes receivable	(14,677)	(2,954)
Repayments on notes receivable	18,265	3,436
Purchase of treasury stock	—	(1,650)
Net cash used in investing activities	(7,482)	(92,713)

Financing activities
Advances from revolving line of credit, mortgages and notes payable	72,872	125,814
Repayments of revolving line of credit, mortgages and notes payable	(76,097)	(40,199)
Dividends paid	(28,806)	(28,806)
Proceeds from exercise of stock options	—	303
Net cash (used) provided by financing activities	(32,031)	57,112

Net increase (decrease) in cash and cash equivalents	340	(41)

Cash and cash equivalents at beginning of period	11,471	22,881

Cash and cash equivalents at end of period	$11,811	$22,840

	Year-to-Date Nine Months Ended September 30
	2003	2002
Supplemental cash flow information:
Cash paid for interest	$22,328	$19,652

Supplemental schedule of noncash investing and financing activities:
Receipt of common shares in satisfaction of notes receivable	779	—
Assumption of existing loans to acquire real estate assets	—	5,787
Reduction in note receivable to acquire real estate assets	—	3,543
Change in other assets and accounts payable for fair value of derivative instruments	—	10,368
Increase to treasury stock for reduction of officers’ loans	—	9,649
Decrease to officers’ loans and interest receivable	—	12,485
Net adjustment related to disposed real estate asset	—	733

See accompanying notes.

PRICE LEGACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2003

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

We account for our investment in unconsolidated joint ventures using the equity method of accounting.  Under the equity method of accounting, the net equity investment of the joint ventures is reflected on the Consolidated Balance Sheets and the Consolidated Statements of Operations include our share of net income or loss from the unconsolidated joint ventures.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.”  This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply, and focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential reward from the variable interest entity’s assets and activities are the best evidence of control.  Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities.  Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.  FIN 46 is effective in the first fiscal year or interim period beginning after December 15, 2003.  We have adopted this standard and discuss it further in Note 3.

Real Estate Assets and Depreciation

We record real estate assets at historical costs and adjust them for recognition of impairment losses.  In following purchase accounting, we adjusted the historical costs of Excel Legacy’s real estate assets to fair value at the time of the Merger.  Our Consolidated Balance Sheets at September 30, 2003 and December 31, 2002 reflect the basis of those real estate assets.

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

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets.  The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Interest incurred	$7,018	$6,710	$21,290	$20,081
Interest capitalized	(381)	(424)	(1,384)	(1,517)

Pre-development costs that are directly related to specific construction projects are capitalized as incurred.  We expense these costs to the extent they are unrecoverable or it is determined that the related project will not be pursued.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

We are required to maintain reserves with certain lenders for capital expenditures, insurance, real estate taxes and debt service.  The aggregate amount of these reserves held by lenders was $13.0 million at September 30, 2003 and $8.8 million at December 31, 2002, and is shown as restricted cash on the Consolidated Balance Sheets.

Our restricted cash balances at September 30, 2003 and December 31, 2002 also include $2.4 million of funds which represent proceeds from the sale of vacant land at our property in

Hollywood/Oakwood Plaza, FL.  The funds will be held by the property lender until the debt is repaid in 2009.

Investment in Securities

We review our investments in securities for possible impairment whenever the market value of the securities falls below cost and, in our opinion, such decline represents an other than temporary impairment.  Factors considered in this review include:

•                   duration and extent, as well as reasons for which the market value has been less than cost

•                   financial condition and near-term prospects of the investee

•                   our ability and intent to retain the investment for a period of time to allow for a recovery in market value

When an other than temporary impairment loss on an individual investment is considered to have occurred, we write down the cost basis of the security, and the charge is recorded in earnings.

Goodwill and Other Intangible Assets

We follow Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets other than those acquired in a business combination.  SFAS 142 was effective for the fiscal year beginning after December 31, 2001.  In applying SFAS 142, we first considered the fair value of the land and improvements on an “as-if-vacant” basis.  In estimating the fair value on an “as-if-vacant” basis, we considered a variety of factors including local market conditions for similar quality assets, historical occupancy and absorption history for similar assets in similar markets, and expected future cash flows (including absorption estimates).  We then considered the impact of above-market, at-market and below-market operating leases in place at the property acquired.  As a result of adopting SFAS 142, we recorded intangible assets in connection with the purchases of our properties in 2002.  Intangible assets represent values of in-place leases at the time of purchase and are included in other assets on our Consolidated Balance Sheets at September 30, 2003 and December 31, 2002.

Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income” requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized.  The components of comprehensive income at September 30, 2003 and 2002 are as follows (amounts in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income	$3,628	$17,756	$20,161	$37,062
Unrealized gain (loss) on derivative financial instruments	360	(857)	(823)	(857)
Unrealized gain (loss) on marketable securities	100	(20)	97	(37)
Total comprehensive income	$4,088	$16,879	$19,435	$36,168

Use of Estimates

Preparing financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  We continually review our estimates and make adjustments as necessary, but actual results could differ from what we anticipated when we made these estimates.

Derivative Financial Instruments

We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In the normal course of business, we may use derivative financial instruments to manage or hedge interest rate risk.  When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  We assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.  Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged.  Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.  Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

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

Asset Disposal

We follow SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting for the impairment or disposal of long-lived assets, and report operations from properties sold in 2003 and 2002 as discontinued operations for the quarter and year-to-date periods ended September 30, 2003 and 2002.

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.”  SFAS 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123.  This statement has not had a significant impact on our consolidated financial statements.

We do not record compensation expense for stock option grants and we granted no options in the first nine months of 2003.  The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS 123, as amended by SFAS 148, for the 2002 option grants (amounts in thousands, except per share data).

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net loss applicable to common stockholders:
As reported	$(8,858)	$5,515	$(17,109)	$513
Deduct: stock based compensation expense determined under fair value method	(140)	(378)	(420)	(1,134)
Pro forma	$(8,998)	$5,137	$(17,529)	$(621)
Net loss per share – basic and diluted:
As reported	$(.24)	$.14	$(.46)	$01
Pro forma	(.24)	.13	(.47)	(.02)

We discuss our stock option plan further in Note 10.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions, and for hedging relationships designated after June 30, 2003.  We have determined that SFAS 149 does not have a significant impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after December 15, 2003.  We believe SFAS 150 will not have a significant impact on our consolidated financial statements.

Note 2 – Net Income Per Share

SFAS No. 128, “Earnings Per Share,” requires presentation of two calculations of earnings per common share.  Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period.  Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus dilutive potential shares.  Dilutive potential shares are shares assumed to be issued if outstanding stock options were exercised.  All earnings per share amounts have been presented, and where appropriate, restated to reflect these calculations.  The effect of common stock equivalents for the three months and nine months ended September 30, 2003 were antidilutive and therefore not presented.

	Three Months Ended September		Nine Months Ended September
	2003	2002	2003	2002

Weighted average shares outstanding	36,999,157	39,167,431	37,008,940	40,201,106
Effect of dilutive securities:
Employee stock options	—	157,399	—	241,111
Weighted average shares outstanding – assuming dilution	36,999,157	39,324,830	37,008,940	40,442,217

There were 19,666,754 shares of Series B Preferred Stock outstanding at September 30, 2003 which may be exchanged on a one-to-one basis into common stock, subject to adjustment, starting in September 2003.  As of September 30, 2003, the Series B Preferred stockholders were entitled to approximately 3.9 million additional Series B Preferred shares for unpaid dividends.

Note 3 – Real Estate Assets

Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from 1 to 25 years.  Rental revenues include the following (amounts in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Minimum rent	$23,362	$21,843	$69,509	$60,863
Straight-line accrual of future rent	697	729	1,905	2,925
Expense reimbursements	5,820	5,523	18,773	15,653
Percentage rent	181	51	755	683
Other revenues	2,133	1,694	5,153	4,574
Rental revenues	$32,193	$29,840	$96,095	$84,698

Acquisitions

During the first nine months of 2003 we acquired a parcel of undeveloped land at our Anaheim, CA development property for $2.7 million.

During the first nine months of 2002, we acquired the following properties:

Location	Description	Date Acquired	Purchase Price	Mortgage
			(000’s)	(000’s)
Ocala, FL	Shopping Center	5/3/02	$7,163	$—
Fort Lauderdale, FL	Pad	6/4/02	700	—
Phoenix, AZ	Shopping Center	6/6/02	9,816	5,787	(1)

Location	Description	Date Acquired	Purchase Price	Mortgage
			(000’s)	(000’s)
Columbia, SC	Shopping Center	6/7/02	8,035	—
Greenville, SC	Shopping Center	6/28/02	29,500	—
Sterling, VA	Shopping Center	8/30/02	76,192	49,500	(2)

(1)          Mortgage assumed

(2)          Amount financed with purchase

We funded these acquisitions using proceeds from tax-deferred exchange transactions on properties we sold in 2001 and 2002, by mortgage financing, by borrowing on our unsecured line of credit, and assuming mortgages.

Dispositions

During the first nine months of 2003, we sold the following properties for a net loss of $2.4 million:

Location	Description	Date Sold	Sales Price
			(000’s)
Scottsdale, AZ	Land, Restaurant	3/31/03	$3,000
Inglewood, CA	Warehouse Building	4/29/03	4,000
New Britain, CT	Warehouse Building	5/15/03	3,529
Northridge, CA	Shopping Center	6/27/03	5,850
Tucson, AZ	Land	8/22/03	416

Also during 2003, we received payment on three notes receivable related to the sale of our self storage development properties in 2002.  We deferred the gain of $0.7 million on the sales until 2003, when we received payment on the notes.

During the first nine months of 2002, we sold the following properties for a net gain of $9.4 million:

Location	Description	Date Sold	Sales Price
			(000’s)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684
Hollywood, FL	Land	4/19/02	1,028
San Diego/Pacific Beach, CA (1)	Self Storage Development	6/1/02	11,632
Walnut Creek, CA (1)	Self Storage Development	6/1/02	7,708
San Juan Capistrano, CA (1)	Self Storage Development	6/1/02	6,918
Glen Burnie, MD	Shopping Center	6/21/02	15,200
San Diego/Murphy Canyon, CA	Self Storage	8/29/02	29,688

Location	Description	Date Sold	Sales Price
			(000’s)
Solana Beach, CA	Self Storage	8/29/02	16,282
Azusa, CA	Self Storage	9/30/02	6,537

(1)                             Our equity in the development was exchanged for notes receivable with a participating interest

Variable Interest Entities

On July 1, 2003, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.”  This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply.  This interpretation focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential reward from the variable interest entity’s assets and activities are the best evidence of control.  Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities.  Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.  Our analysis related to FIN 46 indicates we are the primary beneficiary of three variable interest entities which require consolidation in our financial statements (amounts in thousands):

		Assets	Liabilities	Minority Interest
1.	Orlando Business Park LLC	$28,563	$10,476	$1,013
2.	Los Arcos Development LLC	48,145	—	—
3.	First Street Investments	5,444	4,388	—

1.                Orlando Business Park LLC, previously classified as a joint venture on our balance sheet, owns land in Orlando, FL held for development or sale.  We guarantee the $10.5 million in debt on the property.  Beginning December 2003, the debt requires monthly principal repayments of $1.1 million.  We anticipate funding these repayments on behalf of the partnership.

2.                Los Arcos Development LLC (an affiliate of the Ellman Companies), previously classified as notes receivable on our balance sheet, owns land in Scottsdale, AZ.

Commencing in 1996, loans were made to Los Arcos Development, LLC to acquire the Scottsdale real property.  These loans are evidenced by a note receivable of approximately $26.5 million and mature on the earlier of the sale of the Scottsdale property or December 20, 2003.  The note receivable is collateralized by a pledge of the ownership interests in Los Arcos Development, LLC.  We assumed these loans and related interest receivable in the Merger.  In order, among other things, to facilitate the development of the Scottsdale property, we are engaged in on-going negotiations with the Ellman Companies under a signed letter agreement to extend the maturity date of this note receivable to December 31, 2004, and in connection therewith to collateralize the note receivable with a second priority deed of trust on the Scottsdale property.  The Ellman Companies currently plan to develop a shopping center on the Scottsdale property.  In July 2003, the City of Scottsdale entered into a development agreement with the Ellman Companies to govern the parties’ actions going forward with respect to the development of the shopping center on the Scottsdale property, however, the Ellman Companies have yet to resolve some occupancy and purchase agreement issues with the anticipated major tenants of the shopping center.  The Ellman Companies have received the necessary government entitlements but have yet to receive additional required government approvals to commence construction of the shopping center.  In addition, lawsuits have been filed by residents of the City of Scottsdale challenging some actions by the City in approving and executing the development agreement, and these claims, as a practical matter, will need to be resolved to facilitate the financing and development of the property.  As a consequence of a ruling relating to one of these lawsuits, the development agreement may be subject to a public referendum.  This ruling will be appealed.  We are not in a position to assess the merits of any of the claims filed by the residents of the City of Scottsdale (including the merits of any appeals filed by the City relating to such claims).  Further, a note receivable from Los Arcos Development, LLC acquired by one of our affiliates in February 2003 in the aggregate principal amount of $13.0 million matured on July 10, 2003.  This note receivable is collateralized by a first priority deed of trust on the Scottsdale property.  As of September 30, 2003, the outstanding principal balance on the notes receivable from Los Arcos Development, LLC relating to the Scottsdale property was $36.5 million and the outstanding accrued interest on the note receivable was approximately $11.5 million.  We did not accrue interest on these notes in 2003 or 2002.

On March 9, 2003, we signed a letter agreement with the Ellman Companies which calls for, among other things, the establishment of a schedule and budget with respect to the future development of the Scottsdale property and, upon our approval of same, the extension of maturity dates of the applicable notes receivable from the Ellman Companies.  We are in on-going negotiations with the Ellman Companies to implement the terms of this letter agreement.

3.               First Street Investments LP (an affiliate of the Ellman Companies), previously classified as notes receivable on our balance sheet, owns an office building in Phoenix, AZ.  Commencing in 1997, loans were made to First Street Investments LP to assist in its efforts to acquire and refurbish an office building located in Phoenix, AZ.  On March 9, 2003, we signed an agreement with the Ellman Companies to acquire the Phoenix property via a deed in lieu of foreclosure agreement.  In the fourth quarter of 2002 we wrote down the value of the two notes to $1.0 million, which was the estimated fair value of the office building net of debt.  We have not accrued any interest on these notes.  One of the two notes receivable matured in December of 2002 and the second note receivable has a maturity date of the earlier of the sale of the Phoenix property and May 28, 2004.  These notes receivable are non-recourse obligations, but are secured by a junior deed of trust on the Phoenix property.  In connection with the development of the Phoenix property, the borrower under these two notes receivable obtained an additional loan from a third party lender.  The outstanding principal amount of the loan is approximately $4.4 million and the loan has a maturity date of April 5, 2004, is secured by a first priority deed of trust on the Phoenix property and is guaranteed by us.

Note 4 – Provisions for Asset Impairment

We record real estate assets at historical costs and adjust them for recognition of impairment losses.  During the second quarter ended June 30, 2002, we recognized an impairment loss of $2.5 million on our Inglewood, CA property.  The tenant, House 2 Home, filed for bankruptcy and vacated, and the property  no longer generated income.  The loss was determined based on the estimated fair value of the property.  The property was sold during the second quarter ended June 30, 2003.

Note 5 – Discontinued Operations

Included in the Consolidated Statements of Operations are the discontinued operations of our properties at Scottsdale, AZ, Inglewood, CA, New Britain, CT, and Northridge, CA sold in 2003; and Glen Burnie, MD, and our self storage properties in San Diego/Murphy Canyon, CA, Solana Beach, CA and Azusa, CA which were sold in 2002.  Discontinued operations are summarized as follows (amounts in thousands except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Rental revenue	$(5)	$1,187	$508	$8,313
Expenses
Operating and maintenance	2	47	136	276
Property taxes	—	62	135	332
Depreciation and amortization	—	214	78	975
Interest expense	—	129	—	519
	2	452	349	2,102
(Loss) income from operations	(7)	735	159	6,211
Provision for asset impairment	—	—	—	(2,528)
Net gain (loss) on sale of real estate	20	9,991	(2,502)	9,148
Net income (loss)	$13	$10,726	$(2,343)	$12,831

(Loss) earnings per common share
Basic	$0.00	$0.27	$(0.06)	$0.32
Diluted	0.00	0.27	(0.06)	0.32

Note 6 – Investments in Unconsolidated Real Estate Joint Ventures

As of September 30, 2003 and December 31, 2002, we had the following investments in unconsolidated joint ventures, which we account for under the equity method of accounting (amounts in thousands):

Joint Venture	Ownership%	September 30 2003	December 31 2002
Orlando Business Park LLC (1)	50%	$—	$16,020
Old Mill District Shops, LLC	50%	3,941	3,999
3017977 Nova Scotia Company	50%	3,163	3,148
Blackstone Ventures I	50%	2,509	2,546
Other	Various	44	306
Total		$9,657	$26,019

(1)                                  This joint venture was consolidated as a variable interest entity at July 1, 2003, under the provisions of FIN 46.

Cash distributions and profits are typically allocated based on the above ownership percentages, adjusted for certain preferred returns for capital contributions which are made in excess of each partners’ ownership percentages.  The joint ventures are primarily in the business of operating real estate.  Their accounting principles are consistent with ours.

Summarized unaudited financial information for the joint ventures is as follows (amounts in thousands):

	Total Assets		Debt		Total Equity
As of	September 30 2003	December 31 2002	September 30 2003	December 31 2002	September 30 2003	December 31 2002

Orlando Business Park LLC	$—	$26,069	$—	$11,162	$—	$16,024
Old Mill District Shops, LLC	23,953	23,897	17,456	17,356	6,197	6,314
3017977 Nova Scotia Company	9,221	10,157	5,934	5,131	3,163	3,148
Blackstone Ventures I	12,182	12,369	9,919	9,982	2,031	2,071
Other	44	306	—	—	44	306
	$45,400	$71,077	$33,309	$43,631	$11,435	$27,863

	Total Revenues		Net Income (Loss)		Company’s Share of Net Income (Loss)
Quarter ended September 30	2003	2002	2003	2002	2003	2002

Orlando Business Park LLC	$—	$—	$—	$—	$—	$—
Old Mill District Shops, LLC	639	646	(76)	(338)	(38)	(169)
3017977 Nova Scotia Company	412	387	(83)	24	(46)	13
Blackstone Ventures I	610	320	245	490	122	474
Other		—		—	(34)	—
	$1,661	$1,353	$86	$176	4	$318

Note 7 – Notes Receivable

As of September 30, 2003 and December 31, 2002, we had the following notes receivable outstanding related to various real estate developments and related businesses:

Note Receivable	September 30 2003	December 31 2002
Los Arcos Development, LLC (1)	$—	$22,854
Arizona Hockey Management/Ellman Holdings	19,300	19,300
Price Self Storage Holdings	—	12,565
Zonapar, LLC	—	3,579
Other	1,039	3,490
First Street Investments (1)	—	1,000
Total	$20,339	$62,788

(1)                                  These notes were consolidated as variable interest entities at July 1, 2003, under the provisions of FIN 46.

The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold.  As of September 30, 2003, we had $3.2 million of accrued but unpaid interest on these notes.  We typically do not recognize interest income on non-recourse notes receivable related to development projects until the projects begin operations or the notes are repaid.

Of the $20.3 million in notes receivable, as of September 30, 2003, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Companies) had an aggregate outstanding principal balance of approximately $19.5 million and the aggregate outstanding accrued interest on such notes receivable was approximately $3.2 million.  These three notes receivable from affiliates of the Ellman Companies relate to the Ellman Companies’ ownership in the Phoenix Coyotes hockey team.  These loans were made at a time when the Ellman Companies intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property owned by Los Arcos Development LLC.  Two of the three notes receivable matured in December 2002 and the principal balance and outstanding accrued interest on such loans is approximately $10.4 million and $2.1 million, respectively.  The remaining note receivable matures in December 2003.  The notes receivable are generally non-recourse obligations, but are typically collateralized by pledges of ownership interests in the borrower or affiliated entities.  We are in on-going negotiations with the Ellman Companies to extend the maturity dates of these notes receivable to December 31, 2004 under a signed letter agreement.

In February 2001, we entered into a letter agreement to govern the repayment of the loans described above relating to the Scottsdale property and the acquisition of the Phoenix Coyotes by the Ellman Companies.  Shortly thereafter and as a result of delays at the Scottsdale property (Note 3), the Ellman Companies elected to pursue an alternative site for the hockey arena in

Glendale, AZ.  In December 2002, the Ellman Companies and the other investors involved in the ownership of the Phoenix Coyotes entered into a series of transactions in which the Phoenix Coyotes hockey team, the proposed arena and related real estate development projects were consolidated into a single holding company for the purpose of assisting the combined entity in obtaining additional financing.  It is unclear at this time the impact the structure will have on the repayment of our loans made to the Ellman Companies in connection with their acquisition of the Phoenix Coyotes.   We stopped accruing interest on the loans when the development projects were consolidated into the holding company.  The sale of equity interests in the holding company is expected to generate proceeds to help repay our notes.

Note 8 – Debt

Mortgages and Notes Payable

We had the following mortgages and notes payable outstanding at September 30, 2003 and December 31, 2002 (amounts in thousands):

	September 30 2003	December 31 2002
Mortgages on five properties in Florida bearing interest ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$159,060	$160,152

Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points (2.10% at September 30, 2003). The mortgage is collateralized by five of our properties and matures July 2004	121,375	121,375

Mortgages and notes payable on six properties bearing interest ranging from 3.17% to 8.45%. The loans are collateralized by the properties and mature on various dates between December 2006 and February 2017	89,331	101,948

Revolving $100.0 million credit facility bearing interest at LIBOR plus 150 to 200 basis points (2.87% at September 30, 2003), maturing September 2004	64,700	60,300

Capital lease arrangements with an individual on two properties. The capital leases have effective interest rates of 4.43% and 7.36% and mature on December 2004 and June 2005	31,001	34,052

Construction loan outstanding bearing interest at LIBOR plus 310 basis points (4.22% at September 30, 2003). The loan is due March 2004 and is collateralized by a retail center in Newport, KY (see below)	28,500	38,500

Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 130 basis points (2.42% at September 30, 2003). The loan is collateralized by the property and matures June 2008	22,100	21,888

Construction loan payable to a bank bearing interest at LIBOR plus 150 basis points (2.62% at September 30, 2003). The loan matures November 2004 and is collateralized by the project	16,465	5,159

Note payable to a bank bearing interest at LIBOR plus 375 basis points. Beginning in December 2003, principal and interest is due at a rate of $1.1 million per month until paid in full on June 2004. The loan is collateralized by land in Orlando, FL	10,476	—

Construction loan payable to a bank bearing interest at LIBOR plus 185 basis points (2.97% at September 30, 2003). The loan matures March 2005 and is collateralized by the project	7,617	—

Note payable outstanding on a $4.7 million facility related to Newport, KY (see below), bearing interest at Prime plus 50 basis points (4.50% at September 30, 2003), matures March 2004	4,737	4,737

Note payable to a bank bearing interest at LIBOR (with a floor of 2%) plus 275 (4.75% at September 30, 2003). The note is collateralized by an office building in Phoenix, AZ and matures in April 2004.	4,388	—

Total	$559,750	$548,111

We were in compliance with all covenants on our credit facility at September 30, 2003.  In 2003 we plan to use cash flow from operations to fund our recurring debt service obligations.

We have a 65% interest in Newport on the Levee, LLC (Newport) that is developing a retail project in Newport, KY.  In addition to the $28.5 million and $4.7 million notes in the above table, the City of Newport has issued two series of public improvement bonds.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows:  (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds are guaranteed by us, by Newport, and the third party co-developers of the project.  Newport has drawn on $48.6 million of the bonds at September 30, 2003.

Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at September 30, 2003 is as follows (amounts in thousands):

Joint Venture	September 30 2003	Debt Guaranteed	Maturity Date

Old Mill District Shops, LLC	$17,456	$13,973	12/22/03
Blackstone Ventures I	9,919	3,098	10/1/04
3017977 Nova Scotia Company	5,934	—	6/15/04
	$33,309	$17,071

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

Cash flow hedges hedge the future cash outflows of current or forecasted debt.  Interest rate caps protect against variability in interest cash outflows above the cap strike rate.  The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either Accumulated Other Comprehensive Income or in earnings—depending on the hedging relationship.  Unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings in the same period or periods that the hedged cash flows affect earnings.  As of September 30, 2003, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $1.6 million.  Within the next nine months, we do not expect to reclassify any of this balance to earnings as the caps are forward starting and take effect July 1, 2004.

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

Note 10 – Stock Option Plan

In 2001, we established a Stock Option and Incentive Plan (the Plan) and we may grant stock options to any employee or director under this plan.  As of September 30, 2003, we reserved 3,630,000 shares for issuance under the Plan.  Options generally vest over three years and expire ten years after the grant date.  Once exercisable, the employee or director can purchase shares of our stock at the market price on the date we granted the option.

In connection with the Merger, each outstanding option to purchase Excel Legacy common stock automatically became an option to purchase our common stock.  The number of shares of our common stock which may be purchased with these options and the exercise price was adjusted to reflect the exchange ratio.

As we stated in Note 1, we follow the provisions for APB No. 25, “Accounting for Stock Issued to Employees.”  We implemented the disclosure provisions required by SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No.123,” respectively, for our stock option plans.  SFAS 123 requires pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the “fair value” method described in that statement.  We estimated the fair value of the 2002 options grants using the Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2002
Risk free interest rate	3.98%
Annual dividend rate	0.00%
Volatility factor of the stock price	40.15%
Weighted average expected life (years)	10

We do not record compensation expense for stock option grants, and no options were granted in the first nine months of 2003.  The table in Note 1 summarizes results as if we had recorded compensation expense for the 2002 option grants.

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

The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible under certain conditions into Price Legacy common stock at a one-to-one ratio, which may be adjusted under certain circumstances, starting in September 2003.  The 9% coupon will be paid with additional shares of Series B Preferred Stock at $5.56 per share for the first 45 months from issuance (until June 2005), at which time the coupon will increase to 10% payable in cash thereafter.  While no additional shares of Series B Preferred Stock have been issued, 3,908,061 shares have accumulated through September 30, 2003.  These shares will be issued in the future.

In September 2003, Warburg Pincus agreed to sell all Price Legacy securities owned by them, including the Series B Preferred Stock, to The Price Group and/or its assignees.  The sale is expected to occur on January 5, 2004.

Note 12 – Subsequent Events

Gary B. Sabin, Richard B. Muir, Graham R. Bullick and S. Eric Ottesen, former members of our senior management, resigned their positions with us effective October 15, 2003, including the resignation of Messrs. Sabin and Muir from our board of directors.

In connection with their resignations, we entered into a master separation agreement with Messrs. Sabin, Muir, Bullick and Ottesen that established certain arrangements between Price Legacy and the resigning officers, including:

•                  the purchase by us of 2.3 million shares of our common stock held by Mr. Sabin and certain related entities for a purchase price of $4.00 per share, which occurred on October 23, 2003, and the application of the proceeds to pay the purchase price of the real estate transactions described below

•                  the sublease of our interest in our San Diego/Rancho Bernardo office building and a grant of the right to purchase all of our rights and interest in the office building for an aggregate purchase price equal to $14.7 million

•                  the immediate vesting of all stock options held by former management and expiring October 15, 2004

•                  the sale by us of real estate known as the Redhawk II land, including the assignment of all plans and entitlements related to the Redhawk II land, for an aggregate purchase price equal to approximately $4.8 million

•                  a lease by us of the office space in the San Diego/Rancho Bernardo office building that we use for our corporate headquarters at market rates and other terms mutually agreed by the parties

We will record a charge of $1.5 million in the fourth quarter related to the purchase of our shares of common stock and the acceleration of stock options.  Jack McGrory, chairman of our board, assumed the additional position of president and chief executive officer and Robert Siordia became our chief operating officer.

On November 6, 2003, we agreed to pay $4.0 million to settle a lawsuit filed by the Bank of NT Butterfield & Sons in June 2002 related to the guarantee agreement for a promissory note on the Destination Villages Daniel’s Head project in Bermuda.  We agreed to settle the matter to mitigate interest and other carrying costs.  We recorded the charge in the third quarter of 2003.

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

We also follow the guidelines of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46).  This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply, and focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential reward from the variable interest entity’s assets and activities are the best evidence of control.  Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities.  Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.

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

Real Estate Assets and Depreciation

We record real estate assets at historical costs and adjust them for recognition of impairment losses.  In following purchase accounting, we adjusted the historical costs of Excel Legacy’s real estate assets to fair value at the time of the Merger.  Our Consolidated Balance Sheets at September 30, 2003 and December 31, 2002 reflect the new basis of those real estate assets.

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

Asset Disposal

We follow SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting for the impairment or disposal of long-lived assets, and report discontinued operations for the quarter and nine month periods ended September 30, 2003 and September 30, 2002.

Rental Revenues

	Amount	Change	Percent Change
	(000’s)	(000’s)
3rd Quarter 2003	$32,193	$2,353	8%
3rd Quarter 2002	29,840	—	—

Year-to-Date 2003	96,095	11,397	13%
Year-to-Date 2002	84,698	—	—

Revenues increased $2.4 million to $32.2 million in the third quarter of 2003 compared to the same period in 2002 primarily because:

•             properties we acquired during 2002 generated $1.9 million of additional revenues

•             properties we owned both years generated $0.5 million of additional revenues primarily due to additional leasing activity at our Newport, KY and Moorestown, NJ properties and the opening of our Temecula, CA property.  These increases were partially offset by vacancies at our Westbury NY property due to Kmart’s bankruptcy and our Wayne, NJ property due to Today’s Man and The Wiz bankruptcies

Revenues increased $11.4 million to $96.1 million in the nine month year-to-date period of 2003 compared to the same period in 2002 primarily because:

•             properties we acquired during 2002 generated $9.6 million of additional revenues

•             properties we owned both years generated $1.8 million of additional revenues primarily due to additional leasing activity at our Newport, KY and Moorestown, NJ properties and the opening of our Temecula, CA property.  These increases were partially offset by vacancies at our Westbury NY property due to Kmart’s bankruptcy and our Wayne, NJ property due to Today’s Man and The Wiz bankruptcies

Expenses

	Amount	Change	Percent Change
	(000’s)	(000’s)
3rd Quarter 2003	$21,336	$3,146	8%
3rd Quarter 2002	18,190	—	—

Year-to-Date 2003	55,856	8,904	13%
Year-to-Date 2002	46,952	—	—

Expenses increased $3.1 million to $21.3 million in the third quarter of 2003 compared to 2002 primarily because:

•    general and administrative expenses increased $1.3 million, primarily due to our agreement to pay $4.0 million to a bank as settlement of a lawsuit related to our former Destination Villages Daniel’s Head project in Bermuda.  This increase was partially offset by additional non-cash compensation expense of $2.8 million in 2002 to record the difference between the officers’ notes receivable book value and the market value of the related shares as required by Emerging Issues Task Force (EITF) 00-23

•    properties we owned in both years generated an additional $1.0 million of expenses, primarily due to increased depreciation expense at our Newport, KY location and increased expenses due to the opening of our Temecula, CA property

•    properties we acquired in 2002 generated $0.8 million of additional expenses

Expenses increased $8.9 million to $55.9 million for the year-to-date period ended September 2003 compared to 2002 primarily because:

•             expenses from properties we owned in both years increased by $4.7 million, primarily due to additional depreciation at our Newport, KY location, increased bad debt expense at our Wayne, NJ location due to the bankruptcies of Today’s Man and The Wiz, and increased expenses due to the opening of our Temecula, CA property

•             properties we acquired in 2002 generated $3.4 million of additional expenses

•             general and administrative expenses increased $0.7 million, primarily due to our agreement to pay $4.0 million to a bank as settlement of a lawsuit related to our former Destination Villages Daniel’s Head project in Bermuda.   This increase was partially offset by additional compensation expense in 2002 of $2.8 million to record the difference between the officers’ notes receivable book value and the value of the related shares.

Operating Income

	Amount	Change	Percent Change
	(000’s)	(000’s)
3rd Quarter 2003	$10,857	$(793)	-7%
3rd Quarter 2002	11,650	—	—

Year-to-Date 2003	40,239	2,493	7%
Year-to-Date 2002	37,746	—	—

Operating income decreased for the third quarter and increased for the year-to-date periods of 2003 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount	Change	Percent Change
	(000’s)	(000’s)
3rd Quarter 2003	$6,637	$480	8%
3rd Quarter 2002	6,157	—	—

Year-to-Date 2003	19,906	1,861	10%
Year-to-Date 2002	18,045	—	—

Interest expense increased $0.5 million in the third quarter of 2003 because we had an average of $549.6 million debt outstanding compared to $524.1 million in the third quarter of 2002.  Interest expense increased $1.9 million for the year-to-date period compared to 2002 because during the third quarter of 2003 we had an average of $557.8 million debt for the nine month year-to-date period of 2003 compared to $503.3 million for the same period in 2002.  The increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt.

The weighted average interest rate on our variable rate debt decreased to 2.8% on September 30, 2003 from 3.5 % on September 30, 2002.   We discuss our outstanding debt further in “Liquidity and Capital Resources” located elsewhere in this Form 10-Q.

Interest Income

	Amount	Change	Percent Change
	(000’s)	(000’s)
3rd Quarter 2003	$82	$(1,137)	-93%
3rd Quarter 2002	1,219	—	—

Year-to-Date 2003	1,006	(2,601)	-72%
Year-to-Date 2002	3,607	—	—

Interest income decreased $1.1 million in the third quarter of 2003 compared to 2002 primarily because:

•             we stopped accruing interest on certain notes receivable when development projects were added as collateral in 2002 to repay the notes, which decreased interest income  $0.9 million

•             in the third quarter of 2002, we retired the notes receivable from certain of our officers which were collateralized by our common shares.  EITF 00-23 required us to account for these loans as being retired and the shares as being repurchased.  This decreased interest income $0.2 million

Interest income decreased $2.6 million in the nine month year-to-date period ended September 30, 2003 compared to the same period in 2002 primarily because:

•             we stopped accruing interest on certain notes receivable when development projects were added as collateral in 2002 to repay the notes, which decreased interest income  $1.9 million

•             officers’ notes receivable, which we retired in 2002, decreased interest income $0.6 million

•             interest income on our outstanding cash balances decreased $0.1 million

Gain/Loss on Sale of Real Estate and Investments

During the first nine months of 2003, we sold the following operating properties for a net loss of $2.5 million.  This loss is recorded as discontinued operations in the Consolidated Statements of Operations in accordance with SFAS No. 144:

Location	Description	Date Sold	Sales Price
			(000’s)
Scottsdale, AZ	Land, Restaurant	3/31/03	$3,000
Inglewood, CA	Warehouse Building	4/29/03	4,000
New Britain, CT	Warehouse Building	5/15/03	3,529
Northridge, CA	Shopping Center	6/27/03	5,850

Also during the first nine months of 2003, we sold the following non-depreciable real estate and investments for a net loss of $0.7 million:

Location	Description	Date Sold	Sales Price
			(000’s)
N/A	Joint ventures, notes receivable	8/13/03	$300
Tucson, AZ	Land	8/22/03	416
N/A	Stock	9/30/03	35

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

Location	Description	Date Sold	Sales Price
			(000’s)
Glen Burnie, MD	Shopping Center	6/21/02	$15,200
San Diego/Murphy Canyon, CA	Self Storage	8/29/02	29,688
Solana Beach, CA	Self Storage	8/29/02	16,282
Azusa, CA	Self Storage	9/30/02	6,537

Also during the first nine months of 2002, we sold the following non-depreciable properties for a net gain of $0.3 million:

Location	Description	Date Sold	Sales Price
			(000’s)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684
Hollywood, FL	Land	4/19/02	1,028
San Diego/Pacific Beach, CA	Self Storage Development	6/1/02	11,632
Walnut Creek, CA	Self Storage Development	6/1/02	7,708
San Juan Capistrano, CA	Self Storage Development	6/1/02	6,918

Funds From Operations (amounts in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
				(restated)
Net income	$3,628	$17,756	$20,161	$37,062
Depreciation and amortization	5,426	4,453	15,606	12,440
Depreciation and amortization of discontinued operations	—	214	78	975
Price Legacy’s share of joint venture depreciation	629	171	1,146	477
Depreciation of non-real estate assets	(16)	(36)	(78)	(120)
Net loss on sale of investments	86	—	86	—
Net loss (gain) on sale of real estate	605	—	(83)	—
Net (gain) loss on sale of discontinued operations	(20)	(9,991)	2,502	(9,148)
FFO before preferred dividends	10,338	12,567	39,418	41,686
Preferred dividends	(12,486)	(12,241)	(37,270)	(36,549)
FFO	$(2,148)	$326	$2,148	$5,137

Net cash provided by (used in):
Operating activities	$17,744	$11,772	$39,853	$35,560
Investing activities	(7,970)	(34,074)	(7,482)	(92,713)
Financing activities	(15,672)	38,690	(32,031)	57,112

Significant non-cash items:
Deferred rents	$698	$828	$1,896	$3,403
Series B Preferred dividends	2,884	2,639	8,464	7,743
Compensation expense	—	2,836	—	2,836
Provision for asset impairment	—	—	—	2,528

Our Company, as well as real estate industry analysts, generally considers FFO as another measurement of economic profitability for real estate-oriented companies.  The Board of Governors of the National Association for Real Estate Investment Trusts (NAREIT) defines FFO as net income in accordance with GAAP, excluding depreciation and amortization expense and gains (losses) from sales of depreciable operating real estate.  We calculate FFO in accordance with the NAREIT definition which also excludes gains (losses) from the sale of investments, and adjust for preferred dividends.  Effective July 1, 2003, we began excluding provisions for asset impairments as an add-back to FFO.  Our FFO for the nine month period ended September 30, 2002 has been restated to reflect this change. We believe that FFO is helpful to investors as a measure of our financial performance because, along with cash flow from operating activities, financing activities and investing activities, FFO provides investors with an indication of the ability of a REIT to incur and service debt, to make capital expenditures and to fund other cash needs.  In addition, we believe that FFO provides useful information about our performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.  FFO does not represent the cash flows from operations defined by GAAP, may not be comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.  Excluded from FFO are significant components in understanding our financial performance.

FFO before preferred dividends during the third quarter of 2003 decreased $2.2 million or 17.7% to $10.3 million compared to the third quarter of 2002 primarily because:

•             general and administrative expenses increased $1.3 million over the prior year, primarily due to our agreement to pay $4.0 million to a bank in settlement of a lawsuit related to our former Destination Villages Daniel’s Head project in Bermuda.  This increase was partially offset by a one-time non cash charge to compensation expense in 2002 to record the difference between the officers’ notes receivable book value and the value of the related shares

•             interest income decreased $1.1 million

•             properties sold, which contributed $1.1 million to FFO in the previous year

•             interest expense increased $0.5 million

•             partially offsetting these decreases are increases to FFO for the following:

•             properties we acquired during 2002 contributed an additional $1.3 million to FFO

•             properties we owned in both years contributed an additional $0.3 million to FFO

•             joint ventures contributed an additional $0.2 million to FFO

FFO before preferred dividends during the nine month year-to-date period of 2003 decreased $2.3 million or 5.4% to $39.4 million compared to the third quarter of 2002 primarily because:

•             properties sold, which contributed $7.5 million to FFO in the previous year

•             interest income decreased $2.6 million

•             interest expense increased $1.9 million

•             properties owned in both years contributed an additional $0.9 million to FFO in the prior year, primarily due to additional operating expenses in the current year as previously discussed

•             general and administrative expenses increased $0.7 million over the prior year, primarily due to our agreement to pay $4.0 million to a bank as settlement of a lawsuit related to our former Destination Villages Daniel’s Head project in Bermuda.  This increase was partially offset by the one-time non cash charge to compensation expense in 2002 to record the difference between the officers’ notes receivable book value and the value of the related shares as previously discussed

•             partially offsetting these decreases are increases to FFO for the following:

•             properties we acquired during 2002 contributed an additional $7.4 million to FFO

•             we recognized an asset impairment loss of $2.5 million in the second quarter of the prior year.  Effective July 1, 2003, we began excluding provisions for asset impairments as an add-back to FFO

•             joint ventures contributed an additional $1.2 million to FFO

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

Dividends

As a REIT, we are required to distribute 90% of our taxable income, excluding capital gains, in dividends.  Our Series A Preferred Stock requires a quarterly dividend payment of $9.6 million, an annual total of $38.4 million.  In connection with the Merger, we assumed a net operating loss (NOL) of approximately $17.1 million, which could be used to offset federal taxable income.  In the future, if our Series A Preferred dividend is less than 90% of our taxable income (after applying any applicable NOLs), we have two options to meet the distribution requirement:

1)         We can declare a Series B Preferred Stock dividend by issuing additional Series B Preferred shares.  The Series B Preferred Stock dividends accumulate at a rate of 9%, compounded quarterly, payable in additional shares of Series B Preferred Stock until June 2005, and 10%, compounded quarterly, payable in cash thereafter.  As of September 30, 2003, the Series B Preferred stockholders were entitled to approximately 3.9 million additional shares.

2)         We can declare a dividend to our common stockholders.

If our taxable income is less than the Series A Preferred Stock dividends, we are still obligated to pay them.  If we are unable to pay these dividends when due, they accumulate until paid.

Debt

In September 2001, we obtained a $100.0 million unsecured credit facility with Fleet Bank as agent.  The facility has a three-year term and has a current interest rate of LIBOR plus 175 basis points.  The rate may vary between 150 and 200 basis points based on our leverage and other financial ratios.  At September 30, 2003, we had $64.7 million outstanding on the facility at a 2.9% interest rate.

Our credit facility requires us to comply with specified financial covenants, the most restrictive of which relate to fixed charge coverage and leverage.  Covenants in some of our construction loans are also tied to our credit facility.  We were in compliance with all covenants in our credit facility at September 30, 2003.  To the extent that we violate any of these covenants in the future, we would need to obtain waivers from our lenders to maintain compliance.  We cannot assure that any such waivers would be forthcoming.

In 2003 we had or will have the following significant debt maturities:

•             In February 2003, a $12.9 million bank loan related to a development project in Scottsdale, AZ matured.  We have a note receivable to a developer related to this project and guaranteed the bank loan.  On February 27, 2003, we purchased the loan from the lender for an aggregate purchase price of $13.0 million, which was funded through borrowing on our credit facility.

•             In April 2003, a $38.5 million construction loan related to our project in Newport, KY matured.  We extended the loan for another year and paid-down $10.0 million on the outstanding amount.  The current loan balance is $28.5 million.

•             In April 2003, a $22 million loan related to our property in Orlando, FL matured.  We refinanced this debt with a new loan which matures in June 2008.

•             In May 2003, a $4.7 million loan related to our property in Newport, KY matured.  The lender extended this loan for another year.

•             In June 2003, a $3.2 million loan related to our property in Terre Haute, IN matured.  We repaid this loan with available cash.

•             In August 2003, we repaid a $3.1 million capital lease obligation related to our Scottsdale, AZ office building at the lessor’s request.  We repaid this obligation with available cash.

•             In September  2003, a $6.3 million note related to our Anaheim project matured.  We repaid this note with available cash.

•             We have a $10.3 million loan related to land we own in Orlando, FL.  This loan is guaranteed by us and by our partner.  Beginning December 2003, the loan requires monthly principal repayments of $1.1 million.  We anticipate funding these repayments on behalf of the partnership.  In April 2003, we repaid $1.0 million on this loan with funds we received as a non-refundable deposit from a potential buyer.

The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of September 30, 2003:

	Contractual Cash Obligations
	2003	2004	2005	2006	2007	Thereafter	Total
Mortgages and notes payable	$731	$265,800	$30,671	$33,011	$3,343	$226,194	$559,750
Capital lease obligations	200	796	796	796	796	15,455	18,839
Total	$931	$266,596	$31,467	$33,807	$4,139	$241,649	$578,589

In 2003 we plan to use cash flow from operations to fund our recurring debt service obligations.

Off-Balance Sheet Financing Matters

The City of Newport, KY in 1999 issued two series of public improvement bonds related to our project in Newport, KY.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds are guaranteed by the Newport project, the Company, and the project’s third party developers.  As of September 30, 2003, Newport had drawn on $48.6 million of the bonds for construction incurred prior to that date.

Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at September 30, 2003 is as follows:

Joint Venture	September 30 2003	Debt Guaranteed	Maturity Date

Old Mill District Shops, LLC	$17,456	$13,973	12/22/03
Blackstone Ventures I	9,919	3,098	10/1/04
3017977 Nova Scotia Company	5,934	—	6/15/04
	$33,309	$17,071

Development

We have a significant retail project in Newport, KY.  The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased.  The project opened in October 2001.  At September 30, 2003, the project was approximately 78% occupied, excluding ground leases.  As the project becomes fully leased, there may be capital required to fund the remaining tenant improvements.

The Anaheim GardenWalk project in Anaheim, CA, located adjacent to Disney’s two Theme Parks on Harbor Boulevard and Disney’s new proposed Theme Park on Katella Avenue, is expected to consist of a 626,000 square foot open-air retail center and four hotels.  Total cost of the retail portion of this project will be approximately $250 million with an estimated cost of $200 million remaining to complete construction over the next eight years for all phases.  We anticipate that the first phase of the project will cost approximately $125 million.  We are currently evaluating our options on this project.

We also have retail development projects in which construction will continue through 2004.  The Temecula, CA project is an open-air retail shopping center with Wal-Mart, Kohl’s and other tenants.  We estimate that there is an additional $0.6 million remaining to complete construction.  We expect to fund the remaining cost through a construction loan.  In December 2002, we purchased additional land adjacent to this development project to develop an additional open-air retail center.  In October 2003, we sold this additional land to former executives for $4.8 million, which is the approximate book value of the land.

In November 2002, we purchased land adjacent to our property in Orlando, FL to develop an open-air retail center.  We estimate the total cost of this development to be approximately $21 million with an estimated $3.8 million remaining to complete construction, which we will fund through a construction loan.

Los Arcos Development LLC (an affiliate of the Ellman Companies), previously classified as notes receivable on our balance sheet, owns land in Scottsdale, AZ.  Commencing in 1996 loans were made to Los Arcos Development, LLC to acquire real estate located in Scottsdale, AZ.  The Ellman Companies currently plan to develop a shopping center on the Scottsdale property.  As of September 30, 2003, the outstanding principal balance on the note receivable relating to the Scottsdale property was approximately $36.5 million and the outstanding accrued interest on the note receivable was approximately $11.5 million.  We plan to contribute an additional $2.5 million during the next six months for pre-development expenses related to this project.

Notes Receivable

We had $20.3 million in principal amount of third party notes receivable outstanding as of September 30, 2003 related to various real estate developments and related businesses.  The notes bear interest ranging from 2.0% to 15% per annum.  The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold.  As of September 30, 2003, we had $3.2 million of accrued but unpaid interest on these notes.  Of the $20.3 million in notes receivable, as of September 30, 2003, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Companies) had an aggregate outstanding principal balance of approximately $19.5 million and the aggregate outstanding accrued interest on such notes receivable was approximately $3.2 million.  These notes receivable from affiliates of the Ellman Companies relate to the Ellman Companies’ ownership in the Phoenix Coyotes hockey team.  These loans were made at a time when the Ellman Companies intended to relocate the hockey team to an arean that was to be constructed on the Scottsdale property.  Two of the three notes receivable matured in December 2002 and the principal balance and outstanding accrued interest on such loans is approximately $10.4 million and $2.1 million, respectively.  The remaining note receivable matures in December 2003.  The notes receivable are generally non-recourse obligations, but are typically collateralized by pledges of ownership interests in the borrower or affiliated entities.  On-going negotiations with the Ellman Companies contemplate an extension of the maturity dates of these notes receivable to December 31, 2004.

Growth

We continue to evaluate various properties for acquisition or development and continue to evaluate other investment opportunities.  We anticipate borrowing available amounts on our credit facility or mortgages to fund these acquisition and development opportunities.  We also anticipate obtaining construction loans to fund our development activities.  During the third quarter of 2003, we purchased a parcel of land in Anaheim, CA for $2.7 million.  We did not purchase any properties during the first six months of 2003.

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies.  We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner.  During the nine months ended September 30, 2003 we sold five properties and a land parcel for $16.8 million.  When we sell an operating property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

We are contemplating purchasing various properties and selling certain other properties.  As we sell properties, our cash flows from operations may decrease until the proceeds are reinvested into new properties.

Litigation

On June 13, 2002, the Bank of NT Butterfield & Sons Limited filed a lawsuit against Price Legacy and Excel Legacy in Bermuda for $6.1 million plus other costs of approximately $3.0 million related to a guarantee agreement for a promissory note on the Destination Villages Daniel’s Head project in Bermuda.  The bank claimed that Excel Legacy did not fully complete the project in accordance with the guarantee agreement.  The trial, which commenced in Bermuda in June 2003, was suspended due to illness of counsel and was scheduled to be reset for November 2003.  On November 6, 2003, we agreed to pay $4.0 million to settle the lawsuit.  We agreed to settle the matter to eliminate our exposure and mitigate interest and other carrying costs.

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

The trial of this matter began February 26, 2002 and concluded on March 19, 2002.   The trial judge dismissed both the complaint and cross-complaint, and granted nothing to Mr. Geyser under any of his allegations.  On June 5, 2002, Mr. Geyser filed an appeal and Excel Legacy subsequently filed a cross-appeal against Mr. Geyser.  On May 12, 2003, the appellate court reversed the judgment of dismissal on the complaint and cross-complaint and remanded the case for retrial.  The retrial of the matter has been set for April 2004.

Other

On October 15, 2003 Messrs Sabin, Muir, Bullick and Ottesen resigned as officers and directors of our Company.  In connection with these resignations, we also entered into a master separation agreement with Messrs. Sabin, Muir, Bullick and Ottesen that established certain additional arrangements between Price Legacy and the resigning officers, including:

•             the purchase by us of 2.3 million shares of common stock held by the Mr. Sabin and certain related entities for a purchase price of $4.00 per share, which occurred on October 23, 2003, and the application of the proceeds to pay the purchase price of the real estate transactions described below

•             the sublease of our interest in the San Diego/Rancho Bernardo office building and a grant of the right to purchase all of our rights and interest in the office building for an aggregate purchase price equal to $14.7 million

•             the sale by us of real estate known as the Redhawk II land, including the assignment by Price Legacy of all plans and entitlements related to the Redhawk II land, for an aggregate purchase price equal to $4.7 million

•             a lease by us of the office space in the San Diego/Rancho Bernardo office building that we use for our corporate headquarters at market rates and other terms to be mutually agreed by the parties

In April 2002, we entered into five Interest Rate Swap Agreements with Fleet Bank that are accounted for under SFAS No. 133 and sold them in October 2002.  The combined notional amount was approximately $161 million and the maturities ranged from 2009 to 2010.  We paid monthly interest of LIBOR plus 3.08% to 3.77% and Fleet Bank assumed our fixed rates of 8.18% to 9.00%.  These swaps hedged the fair value of fixed-rate debt.  In October 2002, we sold the five swaps back to the counter party for $13.8 million and will amortize the gain over the fixed-rate debt’s remaining life through 2009 to 2010.

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

We had $247.5 million in variable rate debt outstanding at September 30, 2003.  Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $2.5 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

	Expected Maturity Date (dollar amounts in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$8,868	$11,471	—	—	—	—	$20,339	$20,339
Average interest rate	10%	14%	—	—	—	—	12%
Mortgages and notes payable	$731	$265,800	$30,671	$33,011	$3,343	$226,194	$559,750	$575,721
Average interest rate	7%	3%	6%	4%	8%	7%	5%

ITEM 4 – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), under the supervision and with the participation of certain management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no change in our internal controls over financial reporting during the quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In July 2003, a lawsuit was filed by four members of our Board of Directors elected by holders of the Series A Preferred Stock against a director elected by Warburg, Pincus Equity Partners, L.P., a significant holder of the Series B Preferred Stock.  The lawsuit sought a declaration that the plaintiff directors are not required to vote with respect to a proposed redemption of the Series A Preferred Stock in a manner that would be detrimental to the interests of holders of Series A Preferred Stock and are entitled to vote in a manner that reflects and supports those interests rather than prefer the interests of other classes of Price Legacy’s equity securities.  The plaintiff directors also sought a declaration that their ownership of shares of Series A Preferred Stock does not disqualify them from considering, voting or otherwise acting on matters affecting the holders of Series A Preferred Stock, including the redemption of that stock.  Price Legacy was not a party to the lawsuit.  This suit was dismissed in September 2003.

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

The trial of this matter began February 26, 2002 and concluded on March 19, 2002.   The trial judge dismissed both the complaint and cross-complaint, and granted nothing to Mr. Geyser under any of his allegations.  On June 5, 2002, Mr. Geyser filed an appeal and Excel Legacy subsequently filed a cross-appeal against Mr. Geyser.  On May 12, 2003, the appellate court reversed the judgment of dismissal on the complaint and cross-complaint and remanded the case for retrial.  The retrial of the matter has been set for April 2004.

On June 13, 2002, the Bank of NT Butterfield & Sons Limited filed a lawsuit against Price Legacy and Excel Legacy in Bermuda for $6.1 million plus other costs of approximately $3.0 million related to a guarantee agreement for a promissory note on the Destination Villages Daniel’s Head project in Bermuda.  The bank claimed that Excel Legacy did not fully complete the project in accordance with the guarantee agreement.  The trial, which commenced in Bermuda in June 2003, was suspended due to illness of counsel and was scheduled to be reset for November 2003.  On November 6, 2003, we agreed to pay $4.0 million to settle the lawsuit.  We agreed to settle the matter to eliminate our exposure and mitigate interest and other carrying costs.

We are not party to any other legal proceedings other than various claims and lawsuits arising in the ordinary course of business that, in the opinion of our management, are not individually or in the aggregate material to our business.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are included herein or incorporated by reference:

10.1 (1)	Master Separation Agreement dated as of October 15, 2003 among Price Legacy Corporation, Gary B. Sabin, Richard B. Muir, Graham R. Bullick and S. Eric Ottesen
10.2 (1)	Common Stock Purchase Agreement dated as of October 15, 2003 between Price Legacy Corporation and Gary B. Sabin and the other parties listed on the signature page thereto
10.3 (1)	Resignation and Release Agreement dated as of October 15, 2003 between Price Legacy Corporation and Gary B. Sabin
10.4	Resignation and Release Agreement dated as of October 15, 2003 between Price Legacy Corporation and Richard B. Muir
10.5	Resignation and Release Agreement dated as of October 15, 2003 between Price Legacy Corporation and Graham R. Bullick
10.6	Resignation and Release Agreement dated as of October 15, 2003 between Price Legacy Corporation and S. Eric Ottesen
10.7	Letter Agreement dated October 15, 2003 between Price Legacy Corporation and Mark T. Burton
10.8	Letter Agreement dated October 15, 2003 between Price Legacy Corporation and James Y. Nakagawa
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to Schedule 13D/A filed with the Securities and Exchange Commission by Gary B. Sabin on October 24, 2003 (File No. 005-43425)

(b)   Reports on Form 8-K

We filed reports on Form 8-K on July 23, 2003, September 10, 2003, and September 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE LEGACY CORPORATION
Registrant

Date: November 11, 2003

/s/ Jack McGrory
Jack McGrory
Chief Executive Officer

Date: November 11, 2003

/s/ James Nakagawa
James Y. Nakagawa
Chief Financial Officer