Form 10-K
period 2003-12-31
PRICE LEGACY CORP
filed 2004-03-15
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year period ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20449

PRICE LEGACY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0628740 (I.R.S. Employer Identification No.)
17140 Bernardo Center Drive, Suite 300, San Diego, California 92128 (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: 858-675-9400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.0004 Par Value

8 3/4% Series A Cumulative Redeemable Preferred Stock $.0001 Par Value

6.82% Series 1 Cumulative Redeemable Preferred Stock $.0001 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ or No ☐

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2003 was $89,684,190 based on the last reported sale price of $3.75 per share on June 30, 2003.

        The number of outstanding shares of the registrant's common stock as of March 12, 2004 was 36,278,344.

        DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 29, 2004.

PRICE LEGACY CORPORATION
Annual Report on Form 10-K
For the Year Ended December 31, 2003

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

        Price Legacy continues to operate as a REIT focused on open-air retail properties throughout the United States. Our current property portfolio primarily consists of open-air shopping centers leased to retail tenants. At December 31, 2003, we owned 40 commercial real estate properties, two of which were held through majority-owned joint ventures, and two properties subject to ground leases. We also owned six properties with parcels of land held for development or sale. In addition to the above property portfolio, we held 50-55% ownership interests in two joint ventures. In total, we held an interest in 48 properties.

        Our subsidiaries include Excel Legacy Holdings, Inc. which acquired certain assets of Excel Legacy after the Merger and elected to be treated as a TRS. Other than certain activities related to lodging and health care facilities, a TRS may generally engage in any business. As a regular C corporation, a TRS is subject to federal income tax and state and local income taxes, where applicable.

        On September 22, 2003, we issued a press release announcing that we were pursuing a series of transactions intended to result in a significant simplification of our capital structure. On or about February 11, 2004, we mailed to our stockholders definitive proxy materials and to our Series A Preferred Stockholders exchange offer materials related to our previously announced recapitalization transaction (the Recapitalization Transaction).

        The Recapitalization Transaction consisted of (1) an exchange offer (the Series A Exchange Offer) in which we offered to exchange, at the option of the holder, either shares of our common stock or shares of our newly designated Series 1 Preferred Stock for all outstanding shares of our Series A Preferred Stock; (2) exchange transactions with the holders of all of our outstanding Series B Preferred Stock in which we exchanged 8,521,747 shares of our common stock (after giving effect to the reverse stock split described below) for all of our outstanding shares of Series B Preferred Stock; and (3) an amendment and restatement of our charter to, among other things, (A) effect a 1-for-4 reverse stock split of our common stock, (B) designate and establish the terms of our Series 1 Preferred Stock, (C) eliminate the Series B Preferred Stock following its exchange for common stock, (D) change the manner in which our directors are elected so that the holders of common stock and Series A Preferred Stock, but not the holders of Series 1 Preferred Stock, voting together as a single class, are entitled to elect all of our directors and (E) change our authorized capital stock to provide sufficient shares to complete the Recapitalization Transaction.

        Our stockholders approved the Recapitalization Transaction at a special meeting of stockholders held on March 11, 2004, and the Recapitalization Transaction was completed on March 12, 2004. Based on a preliminary count provided by Mellon Investor Services LLC, the exchange agent for the Series A Exchange Offer, approximately 20,942,101 shares of Series A Preferred Stock were tendered for a total of approximately 18,899,765 shares of common stock (on a post 1-for-4 reverse split basis) and approximately 2,942,325 shares of Series 1 Preferred Stock.

        On March 12, 2004, we filed Articles of Amendment and Restatement in the State Department of Assessments and Taxation of Maryland effecting the 1-for-4 reverse stock split of our common stock and the other amendments to our charter contemplated by the Recapitalization Transaction.

        As a result of the Recapitalization Transaction, we expect to issue a total of approximately 27,421,511 shares of common stock and approximately 2,942,325 shares of Series 1 Preferred Stock and we expect to retire approximately 20,942,101 shares of Series A Preferred Stock and 24,523,015 shares of Series B Preferred Stock. After giving effect to the Recapitalization Transaction, we expect to have outstanding approximately 36,278,344 shares of common stock, approximately 6,492,065 shares of Series A Preferred Stock, and approximately 2,942,325 shares of Series 1 Preferred Stock. These share amounts are subject to adjustment as a result of final verification and confirmation of the shares tendered in the Seris A Exchange Offer and elimination of fractional share interests created as a result of the 1-for-4 reverse stock split.

        In addition, effective March 15, 2004, our common stock (on a post 1-for-4 reverse split basis) and Series 1 Preferred Stock began trading on the Nasdaq National Market under the symbols PLRE and PLREP, respectively, and our Series A Preferred Stock began trading on the Nasdaq National Market under the new symbol PLREO.

Overview of the Company's Business

        Our current property portfolio consists primarily of open-air shopping centers leased to major retail tenants including Costco, The Home Depot, The Sports Authority, Marshall's, Lowe's, AMC Theaters, and Wal-Mart. We receive approximately 31% of our annual minimum rents from tenants with investment grade credit ratings. National tenants, which we define as tenants located in at least three states, contribute approximately 79% of annual minimum rents.

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

        We generally provide property management for our properties. Self-management enables us to more closely control leasing and management of our property. Internal property management also provides opportunities for operating efficiencies by enabling us to acquire additional properties without proportionate increases in property management expenses. Our property management program is implemented by property management and leasing professionals located in offices in San Diego, CA, Scottsdale, AZ, Sterling, VA, and Hollywood, FL.

        Our operating results are influenced by:

  •
  performance and continuing viability of the existing tenants in our current real estate investment portfolio

  •
  the existence of replacement tenants

  •
  competition from other retail centers and other forms of retail shopping, including internet commerce

  •
  the level of operating and capital expenses, including interest rates

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

Significant Tenants

        Our ten largest tenants accounted for approximately 37% of our total GLA and approximately 34% of our total annual minimum rent revenues. The following table provides certain information about these tenants as of December 31, 2003 (dollars in thousands):

Tenant	Number of Leases	Area Under Lease (sq. ft)	Percent of GLA Under Lease	Annual Minimum Rent	Percent of Total Annual Minimum Rent
Costco	4	618,192	6.9%	$8,750	8.9%
The Home Depot	4	472,163	5.3%	4,164	4.2%
The Sports Authority	6	266,472	3.0%	3,606	3.7%
Marshall's	6	206,203	2.3%	3,166	3.2%
Lowe's	4	501,054	5.6%	2,583	2.6%
AMC Theaters	2	122,557	1.4%	2,567	2.6%
Wal-Mart	3	480,738	5.4%	2,243	2.3%
AT&T	1	126,005	1.4%	2,208	2.3%
K-Mart	3	351,775	3.9%	2,080	2.1%
Ross	7	197,777	2.2%	2,069	2.1%

	40	3,342,936	37.4%	33,436	34.0%

        It is not uncommon for economic conditions, market surpluses of retail space, internet purchasing and competitive pressures to negatively impact retail operators' financial results, especially smaller retail operators. When a tenant files for bankruptcy, we assess our alternatives for the potentially available space. Kmart, our ninth largest tenant, filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code on January 22, 2002. In February 2002, Kmart rejected the lease on a vacant Builder's Square at one of our properties which we subsequently leased to another tenant. During 2003, Kmart also rejected the lease at our Westbury, NY property. A new lease has been signed with a major tenant for this space, with rent scheduled to commence in May 2004. We discuss the impact of bankruptcies further in "Factors That May Affect Future Performance" located elsewhere in this Form 10-K.

Environmental Matters

        Our properties are affected by federal, state and local environmental laws. These laws relate to the discharge of materials and protection of the environment. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. The properties listed below have required remediation and clean-up of certain past industrial activities:

  •
  Pentagon City, VA

  •
  Signal Hill, CA

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

Corporate Headquarters

        Our headquarters are located at 17140 Bernardo Center Drive, Suite 300, San Diego, CA 92128, and we believe that our current facilities meet our expected requirements over the next 12 months. Our telephone number is (858) 675-9400. As of March 1, 2004, we and our consolidated subsidiaries had approximately 133 employees.

Factors That May Affect Future Performance

        Real property investments are subject to varying degrees of risk that may affect the performance and value of our properties. Our revenue and the performance and value of our properties may be adversely affected by a number of factors, including:

  •
  changes in the national, regional and local economic climates

  •
  local conditions such as an oversupply of space or a reduction in demand for similar or competing properties in the area

  •
  changes in interest rates which may render the sale and/or refinancing of a property difficult or unattractive

  •
  changes in consumer spending patterns

  •
  the attractiveness of our properties to tenants

  •
  competition from other available space

  •
  our ability to provide adequate maintenance and insurance

  •
  increased operating costs

  •
  increases in interest rates on our variable rate debt

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

        As a result of these developments, many companies in the retail industry have encountered significant financial difficulties. Because we have no control over the occurrence of these developments, we cannot make any assurance that our business or financial results will not be adversely affected by these developments and the competitive pressures they create.

        We rely on Costco for 8.9% of our annual minimum rent revenue, and any financial difficulties faced by this or any other significant tenant may harm our business and impair our stock price.    Our financial position, results of operations and ability to make distributions to our stockholders may be adversely affected by financial difficulties experienced by any of our major tenants, including Costco, Home Depot, and The Sports Authority. Although failure on the part of a tenant to materially comply with the terms of a lease, including failure to pay rent, would give us the right to terminate the lease, repossess the property and enforce the payment obligations under the lease, we could experience substantial delays and costs in doing so. We may not be able to enforce the payment obligations against the defaulting tenant, find another tenant or, if another tenant were found, enter into a new lease on favorable terms. Our largest tenant is Costco, which accounted for approximately 8.9% of our total annual minimum rent revenue as of December 31, 2003. In addition to our four properties where Costco is the major tenant, Costco warehouses are adjacent to an additional 9 of our properties. If Costco or any other major tenant chooses to terminate or not to renew its lease, our financial condition and business could be materially harmed.

        We may not be able to collect balances due from a tenant in bankruptcy, which may harm our business.    The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on the properties affected and on the income produced by such properties. A bankruptcy filing by or relating to one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant or their property, unless we receive an order permitting us to do so from the bankruptcy court. The bankruptcy of a tenant could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If a tenant in bankruptcy assumes its lease with us, the tenant must cure all defaults under the lease and provide us with adequate assurance of its future performance under the lease. If a lease is rejected by a tenant in bankruptcy, we would (absent collateral securing the claim) have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if we recover any at all, which may adversely affect our operating results and financial condition.

        Kmart, previously our third largest tenant, filed for Chapter 11 bankruptcy protection in January 2002. We had four Kmart store leases that represented approximately 4.2% of our annualized base rental income at December 31, 2002. On April 23, 2003, Kmart's plan of reorganization was approved, and on May 6, 2003, Kmart emerged from bankruptcy, affirming three of these leases and rejecting the lease at our Westbury, NY property effective April 30, 2003. Minimum rents for 2002 related to our Westbury, NY property lease were $2.0 million. A new lease for this property has been signed with a major national tenant, with rent scheduled to commence in May 2004. If the new rental rates for this property are significantly lower than Kmart's previous rent, our financial condition and business could be materially harmed. In addition, there can be no assurance that Kmart will not experience further financial difficulties in the future. If Kmart or any other significant tenant of ours were to experience financial difficulties in the future, it could lead to additional bankruptcy filings and the rejection of one or more of our additional leases, which in turn could result in a significant decrease in our rental revenue, funds from operations and funds available for distribution to stockholders if we are unable to re-lease promptly or if any new rental rates are significantly lower than the current rent.

        Termination of a lease by Costco or other significant tenants may allow some tenants to reduce or terminate their leases.    If Costco or other significant tenants were to terminate a lease with us or a lease for space adjacent to one or more of our properties, some of our other tenants at these properties would have rights to reduce their rent or terminate their leases. In addition, tenants at these properties, including those with termination rights, could elect not to extend or renew their lease at the end of the lease term. If any of these events occur, our financial condition and business could be materially harmed.

        Our financial performance depends on regional economic conditions since many of our properties and investments are located in California, Arizona, and Florida.    Our properties and real estate related investments include 32 properties located in three states: 14 in California, nine in Arizona, and nine in Florida. With such a large number of properties and real estate related investments in these states, we may be exposed to greater economic risks than if they were located in several geographic regions. Our revenue from, and the value of, the properties and investments located in these states may be affected by a number of factors, including an oversupply of, or reduced demand for, real estate properties and downturns in the local economic climate caused by high unemployment, business downsizing, industry slowdowns, changing demographics and other factors. A general downturn in the economy or real estate conditions in California, Arizona, or Florida could impair our financial condition and materially harm our business. Further, due to the relatively high cost of real estate in these states, the real estate market in these regions may be more sensitive to fluctuations in interest rates and general economic conditions than other regions of the United States. We do not have any limitations or targets for the concentration of the geographic location of our properties and, accordingly, the risks associated with this geographic concentration will increase if we acquire additional properties in these states.

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

        Our substantial leverage may be difficult to service and could adversely affect our business.    As of December 31, 2003, we had outstanding borrowings of approximately $564.5 million, requiring an estimated annual debt service of approximately $39.0 million. In addition, we have guaranteed $51.7 million in debt not on our balance sheet. We are exposed to the risks normally associated with debt financing, which may materially harm our business, including the following:

  •
  our cash flow may be insufficient to meet required payments of principal and interest on borrowings and this insufficiency may leave us with insufficient cash resources to pay operating expenses

  •
  we may not be able to refinance debt at maturity

  •
  if refinanced, the terms of refinancing may not be as favorable as the original terms of the debt

        Our credit facility requires us to comply with specified financial covenants, the most restrictive of which relate to fixed charge coverage and leverage. Covenants in some of our construction loans are also tied to our credit facility. We were in compliance with all covenants in our credit facility at December 31, 2003, and are closely monitoring our operating results in 2004 as they relate to compliance with such covenants, in particular fixed charge coverage and leverage. If we are unable to satisfy any of these covenants, we would need to obtain waivers from our lenders. There can be no assurance that any such waivers would be forthcoming. Any violation that is not waived could result in an event of default, allowing the lenders to declare all amounts outstanding to be immediately due and payable, which could have a material adverse effect on our business and financial condition.

        Rising interest rates may adversely affect our cash flow and business.    We have $248.4 million in debt which bears interest at variable rates. Variable rate debt creates higher debt payments if market interest rates increase. We may incur additional debt in the future that also bears interest at variable rates. Higher debt payments as a result of an increase in interest rates could adversely affect our cash flows, cause us to default under some debt obligations or agreements, and materially harm our business.

        We face risks associated with our equity investments in and with, or loans to, third parties because of our lack of control over the underlying assets that secure the loans.    As part of our growth strategy, we may invest in shares of REITs or other entities that invest in real estate assets. In these cases, we will be relying on the assets, investments and management of the REIT or other entity in which we invest. These entities and their properties will be exposed to the risks normally associated with the ownership and operation of real estate. We may partner or joint venture with or make loans to other parties developing real estate and related assets. In these cases, we will not be the only entity making decisions relating to the property, partnership, joint venture or other entity. Risks associated with investments in, or loans to, partnerships, joint ventures or other entities include:

  •
  the possibility that our partners or borrowers might experience serious financial difficulties or fail to fund their share of required investment contributions or pay their obligations under our loans

  •
  our partners or borrowers might have economic or other business interests or goals which are inconsistent with our business interests or goals, resulting in impasse or decisions which are contrary to our business interests or goals

  •
  our partners or borrowers may take action contrary to our instructions or requests and adverse to our policies and objectives, including our policy with respect to maintaining our qualification as a REIT

  •
  the possibility that a third-party lender senior to us could take actions to foreclose upon its lien and jeopardize the repayment of our loan

  •
  the possibility that a borrower's inability to obtain the entitlements with respect to a development property or other related asset could delay or prevent the repayment of our loan

  •
  the possibility that the collateral securing a loan made by us may not have a value equal to the outstanding amount of the loan to which the collateral relates, and that contractual provisions or legal limitations may limit our ability to seek recourse against other assets in order to satisfy any deficiency

        Any substantial loss or action of this nature could potentially harm our business or jeopardize our ability to qualify as a REIT. In addition, we may in some circumstances be liable for the actions of our third-party partners, co-venturers or borrowers.

        We could incur significant costs and expenses related to environmental problems.    Under various federal, state and local laws and regulations, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating these substances on or under the property. These laws often impose liability without regard to whether the owner or operator of the property was responsible for or even knew of the presence of the hazardous substances. The presence of or failure to properly remediate hazardous or toxic substances may impair our ability to rent, sell or borrow against a property. As an owner and operator of property and as a potential arranger for hazardous substance disposal, we may be liable under these laws and regulations for removal of remediation costs, governmental penalties, property damage, personal injuries and related expenses.

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

        Terrorism and the uncertainty of war may adversely affect our business.    Terrorist attacks and other acts of violence or war may affect our operations and profitability, the market in which we operate, and the markets on which our stock trades. The potential near-term and long-term effect these attacks may have on our customers, the market for our services, the market for our stock and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable and could materially harm our business and impair the value of our stock. In addition, the aftermath of the September 11, 2001, attacks has resulted in higher operating costs, including insurance premiums, for some of our properties due to heightened security measures.

        The success of our business depends on the services provided by our key personnel, the loss of whom could harm our business.    The success of our business depends to a large extent on the contributions and performance of our senior management team for strategic business direction and real estate experience. In October 2003, Gary B. Sabin, former Co-Chairman and Chief Executive Officer, Richard B. Muir, former Vice-Chairman and President of our Excel Legacy subsidiary, Graham R. Bullick, Ph.D., former President and Chief Operating Officer, and S. Eric Ottesen, former Senior Vice President, General Counsel and Secretary resigned from Price Legacy. Jack McGrory, Chairman of Price Legacy, was appointed to the additional positions of President and Chief Executive Officer, and Robert Siordia was appointed Chief Operating Officer. Jeffrey R. Fisher was appointed Chief Financial Officer in January 2004, replacing James Y. Nakagawa. Other than employment agreements with Messrs. Siordia and Fisher, John Visconsi, Senior Vice President of Asset Management, and Susan Wilson, Senior Vice President of Real Estate Development, we do not have employment agreements with or key-man life insurance for any of our senior management. If we lose the services of any members of our senior management, our business and future development could be materially harmed.

        A small number of stockholders can exert significant influence over our company, which could make it difficult for us to complete some corporate transactions without their support, which could depress the price of our stock.    Holders of our common stock and Series A Preferred Stock generally vote together on all matters submitted to our stockholders for approval. Each share of common stock is entitled to one vote and each share of Series A Preferred Stock is entitled to one-tenth (1/10) of one vote. Pursuant to its terms, shares of Series 1 Preferred Stock do not have the right to vote on matters submitted to our stockholders for approval.

        Sol Price, Robert E. Price and parties affiliated with them, including The Price Group, currently beneficially own an aggregate of approximately 15,228,700 shares of common stock, which represent approximately 42.0% of our outstanding common stock and 41.2% of the voting power of our capital stock with respect to matters submitted to our stockholders for approval. In addition, The Price Group holds a warrant to purchase an additional 58,419 shares of common stock.

        The 520 Group, LLC currently beneficially owns an aggregate of approximately 9,043,297 shares of common stock, which represent approximately 24.9% of our outstanding common stock and 24.5% of the voting power with respect to matters submitted to our stockholders for approval. In addition, The 520 Group holds a warrant to purchase an additional 625,000 shares of common stock.

        Together, these parties will have significant influence over matters submitted to our stockholders for approval, and will have the ability to influence some corporate transactions, which may delay, discourage, deter or prevent a change of control and may make some transactions more difficult or impossible to complete without their support. The ability of these stockholders to assert this significant influence may depress the price of our stock.

        Our charter contains anti-takeover provisions which may limit the ability of a third party to acquire control and may prevent stockholders from receiving a premium for our shares.    Some of the provisions of

our charter and bylaws could delay, discourage, deter or prevent an acquisition of our business at a premium price and could make removal of our management more difficult. These provisions could reduce the opportunities for our stockholders to participate in tender offers, including tender offers that are priced above the then-current market price of our stock. In particular, our charter permits our Board of Directors to issue shares of preferred stock in one or more series without stockholder approval, which could, depending on the terms of the preferred stock, delay, discourage, deter or prevent a change in control of our company. In addition, provisions of the Maryland General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 10% or more of the voting power of our outstanding shares. Although our Board of Directors has adopted a resolution opting out of these provisions, the Board of Directors could alter, amend, or repeal that resolution, so that these provisions would then again be applicable.

        REIT rules limit the amount of cash we will have available for other business purposes, including amounts to fund future growth, and could require us to borrow funds or liquidate investments on a short-term basis in order to comply with the REIT distribution requirement.    To qualify as a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders (determined without regard to the dividends paid deduction and excluding capital gains), and we are subject to tax to the extent we fail to distribute at least 100% of our REIT taxable income. This distribution requirement will limit our ability to accumulate capital for other business purposes, including amounts to fund future growth. While we expect our cash flow from operations to generally be sufficient in both the short and long term to fund our operations, this distribution requirement could cause us:

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

        Our charter contains restrictions on the ownership and transfer of our capital stock.    Due to limitations on the concentration of ownership of stock of a REIT imposed by the Internal Revenue Code, our charter prohibits any stockholder from (1) actually or beneficially owning more than 5% of our issued and outstanding capital stock and (2) actually or constructively owning more than 9.8% of our issued and outstanding capital stock, except for stockholders who have received a waiver from these ownership limits from our board. These ownership limits also apply separately to each class of our preferred stock, including the Series A Preferred Stock and the Series B Preferred Stock, and if and when issued, the Series 1 Preferred Stock. Our charter also prohibits anyone from buying shares if the purchase would result in losing our REIT status. This could happen if a share transaction results in

  •
  fewer than 100 persons owning all of our shares

  •
  five or fewer persons owning more than 50% of the value of our shares

  •
  our company having a related party tenant

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

        If we fail to qualify as a REIT under the Code, that failure could materially harm our business.    We believe that we are organized and operate in a manner that allows us to qualify for taxation as a REIT under the Internal Revenue Code. Qualification as a REIT requires a company to satisfy numerous requirements, which are highly technical and complex. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect, possibly retroactively, our ability to qualify as a REIT for federal income tax purposes. For example, one of the REIT requirements, the "five-fifty test," requires that no more than 50% of the value of a REIT's outstanding capital stock may be owned directly or indirectly, applying various constructive ownership rules, by five or fewer individuals at any time during the last half of a REIT's taxable year. Our charter provides for restrictions regarding ownership and transfer of shares that are intended to assist us in continuing to satisfy the five-fifty test. These restrictions, however, may not ensure that we will be able to satisfy, in all cases, the five-fifty test. If we fail to satisfy the five-fifty test, our status as a REIT may terminate. Other REIT requirements restrict the type of assets that a REIT may own and the type of income that a REIT may receive. These restrictions will apply to all of our assets and income. However, these asset and income requirements do not apply to assets we elect to hold in a Taxable REIT Subsidiary. We currently hold certain assets and derive income from certain of our businesses and assets which, if held or received by us directly, could jeopardize our status as a REIT. To maintain our status as a REIT, (1) we transferred these assets and businesses to Excel Legacy Holdings, Inc., a wholly-owned subsidiary of Excel Legacy, prior to the effective time of the Merger, and (2) Excel Legacy Holdings elected to be treated as a Taxable REIT Subsidiary of Price Legacy effective at the time of the Merger. If a company fails to qualify as a REIT in any taxable year, including failing to comply with the REIT distribution requirements, it may, among other things:

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

ITEM 2—Properties

Overview

        At December 31, 2003, we owned 40 commercial real estate properties including one property with a 23-year ground lease and one hospitality property with a 44-year ground lease. These properties encompass approximately 8.7 million square feet of GLA and were 94% leased. The five largest properties include 2.7 million square feet of GLA that generate annual minimum rent of $35.4 million, based on leases existing as of December 31, 2003. We also have a 50% interest in a joint venture which owns a retail property in Fresno, CA, as well as a 55% interest in a company which owns a retail and office facility in Winnipeg, Canada. These properties generate annual minimum rent of $2.7 million and were 86% leased. We also own 6 properties with approximately 2,552 acres of land, either held for future development or sale. In total we have an interest in 48 properties.

        The table below presents the geographic concentration of our properties at December 31, 2003, including our unconsolidated joint ventures and land held for development or sale.

Location	Number of Properties	Percent of Annual Minimum Rent
Northeastern States
Virginia	3	15%
New York	2	7%
New Jersey	2	5%
Pennsylvania	1	3%

Total Northeastern	8	30%
Southeastern States
Florida	9	27%
South Carolina	2	4%

Total Southeastern	11	31%
Midwestern States
Kentucky	1	6%
Indiana	2	2%
Ohio	1	1%

Total Midwestern	4	9%
Western States
California	14	20%
Arizona	9	9%
Utah	1	—

Total Western	24	29%
Outside US
Canada	1	1%

Total Outside US	1	1%

Total	48	100%

Property Table

        The following table describes our portfolio of real estate properties. Amounts shown for annual minimum rents are based on current leases as of December 31, 2003. We made no allowances for contractually-based delays to commencement of rental payments. Due to the nature of real estate investments, our actual rental income may differ from amounts shown in this schedule.

	Leases in Effect as of December 31, 2003
Real Estate Portfolio	Number Of Tenants	Gross Leasable Area (sq ft)	Percent Leased	Annual Minimum Rent (1)	Principal Tenants
		(000's)		(000's)
Commercial Properties
Hollywood/Oakwood Plaza, FL	48	871.7	100%	$9,258.0	The Home Depot, K-Mart, BJ's Wholesale, Dave and Buster's, Regal Cinemas
Pentagon City, VA	9	337.4	100%	7,234.7	Costco, Marshall's, Best Buy, Linens "n Things, Borders Books
Sterling, VA	31	737.5	99%	7,073.7	Wal-Mart, Lowe's, Sam's Club, Best Buy, Nordstrom Rack
Westbury, NY	7	398.6	72%	6,119.0	Costco, Marshall's, The Sports Authority, Borders Books
Newport, KY (2)	36	341.8	80%	5,669.0	AMC, Barnes & Noble, Gameworks
West Palm Beach, FL	26	357.5	98%	3,998.7	K-Mart, Winn-Dixie, Linens "n Things, Ross Stores
Miami, FL	25	404.6	99%	3,683.0	K-Mart Marshall's, Office Max
San Diego, CA	5	443.2	98%	3,275.7	Costco, Price Self Storage, Charlotte Russe
Wayne, NJ	3	348.1	75%	3,232.8	Costco, Lackland Storage, The Sports Authority
Orlando, FL	10	404.4	100%	3,175.8	Home Depot, BJ "s Wholesale, Expo Design Center
Greenville, SC	36	297.9	99%	3,087.4	Ingles, Goody's, TJ Max, Ross Stores, Old Navy
Philadelphia, PA	20	307.8	92%	2,993.2	The Home Depot, Babies R Us, AMC Theaters
Ft. Lauderdale, FL	21	229.0	93%	2,968.3	Regal Cinemas, Office Depot, Just for Feet
Mesa, AZ	25	307.7	84%	2,943.1	Sports Authority, Circuit City, Michael's
Roseville, CA	18	188.5	99%	2,469.7	The Sports Authority, Linens "n Things, Ross Stores
Signal Hill, CA	14	154.8	100%	2,451.5	The Home Depot, PETsMART
Tempe, AZ	21	248.0	92%	2,395.5	J. C. Penney, Circuit City, Designer Shoe Warehouse,
Temecula, CA	15	343.1	97%	2,330.6	Wal-Mart, Kohl's, Ross, Marshall's
Sacramento/Bradshaw, CA	1	126.0	100%	2,207.6	AT&T
San Diego/Rancho Bernardo, CA	14	82.2	98%	2,084.4	UBS Paine Webber, Medcell Biologics
Greensburg, IN	18	272.9	99%	1,869.6	Wal-Mart, Staples
Moorestown, NJ (leased land)	4	201.4	100%	1,603.8	Lowe's, The Sports Authority
Hollywood/Oakwood Business, FL	21	141.1	82%	1,508.6	Trader Publishing Co., KOS Pharmaceuticals
San Diego/Rancho San Diego, CA	20	98.4	96%	1,333.7	Rite Aid, Ross Stores, Petco
Scottsdale/City Center, AZ	20	66.4	85%	1,179.7	RAS Management, Greater Phoenix
Phoenix/One North First St., AZ	6	97.7	74%	1,166.7	GSA/MEPS,
San Diego/Carmel Mountain, CA	6	35.0	100%	1,065.4	Claim Jumper, McMillin Realty, Islands
Phoenix, AZ	17	70.4	100%	991.4	Safeway
Orlando/Millenia II, FL (3)	9	154.3	60%	829.5	Marshall's, Pier One
Columbia, SC	14	66.5	98%	779.7	Publix
Ocala, FL	10	71.0	98%	701.3	Publix
San Juan Capistrano, CA	6	56.4	100%	664.5	PETsMART, Staples
Middletown, OH	1	126.4	100%	650.0	Lowe's
Terre Haute, IN	1	104.3	100%	557.8	Lowe's
Smithtown, NY	1	55.6	100%	550.7	Levitz Furniture
Hampton, VA	2	45.6	100%	473.4	The Sports Authority, BB&T Bank
Redwood City, CA	1	49.4	100%	453.0	Orchard Supply
Tucson, AZ	9	40.1	93%	410.2	PETsMART
Chula Vista/Rancho del Rey, CA	1	6.7	100%	84.4	Burger King

	552	8,689.4	94%	95,525.1

Unconsolidated Joint Ventures (4)
Fresno, CA (50% ownership)	6	121.3	100%	1,703.2	Bed, Bath & Beyond, Ross Stores, Sportmart, Pier 1 Imports
Winnipeg, Canada (55% ownership)	23	159.5	76%	1,042.2	Investors Syndicate, Province of Manito

	29	280.8	86%	2,745.4

Total Commercial Properties	581	8,970.2	93%	$98,270.5

(1)
Annual Minimum Rent does not include percentage rents or expense reimbursements

(2)
Represents a 65% ownership interest

(3)
This property opened in October 2003. Construction will continue in 2004

(4)
We list 100% of annual minimum rent for the joint venture partnerships

        Not included in the above table is a 65% interest in Grand Tusayan LLC which owns a 121-room hotel and restaurant in Arizona.

        The following table reflects land held for development or sale:

Location	Acres
Orlando, FL (1)	2,436.0	held for development or sale
Scottsdale, AZ (Los Arcos)	42.0	held for development or sale
Farmington, UT	40.1	held for sale
Anaheim, CA	18.8	held for sale
Tucson, AZ	12.1	held for sale
Fountain Valley, CA	2.5	held for development or sale

Total	2,551.5

(1)
We own 50% of a limited liability company that owns this land

Debt Secured by Properties

        The following table summarizes outstanding debt secured by our properties as of December 31, 2003:

Lender	Property	Interest Rate at 12/31/03		Maturity Date		Balance	Balance due at Maturity
						($000's)	($000's)
GMAC Commercial Mortgage (1)	Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NJ; and Roseville, CA	2.10	%(2)	6/28/04		$121,375	$121,375
GE Capital Loan Services, Inc.	Hollywood/Oakwood Plaza, FL	8.18%		2/1/09		65,443	61,167
Wells Fargo Bank	Sterling, VA	5.88%		9/1/12		48,721	41,913
GE Capital Loan Services, Inc.	West Palm Beach, FL	9.00%		1/1/10		31,862	29,888
Bank One (1)	Newport, KY	4.22	%(4)	3/31/04	(10)	28,500	28,500
GE Capital Loan Services, Inc.	Miami, FL	8.18%		2/1/09		28,448	26,589
GE Capital Loan Services, Inc.	Ft. Lauderdale, FL	8.18%		2/1/09		22,917	21,420
GMAC Commercial Mortgage (1)	Orlando, FL	2.42	%(5)	6/1/08		22,100	22,100
Wells Fargo Bank	Temecula, CA	2.62	%(6)	11/5/04		20,929	(12)
New Phoenix Management (1) (3)	Greensburg, IN	7.36%		6/28/05		19,300	19,300
Jackson National Life	Tempe, AZ	3.17	%(7)	12/1/06		16,180	14,930	(13)
Jackson National Life	Mesa, AZ	3.17	%(7)	12/1/06		15,328	14,144	(13)
Rose Canyon Business Park (1) (3)	San Diego/Rancho Bernardo, CA	4.43%		12/8/04		11,706	11,750
US Bank National Assocation	Orlando/Millenia Phase II, FL	2.97%		3/28/05		10,466	(14)
GE Capital Loan Services, Inc.	Hollywood/Oakwood Business, FL	8.18%		2/1/09		9,998	9,345
Regions Bank	Orlando, FL (Business Park)	4.87	%(8)	6/1/04		8,821	1,500
Firstar, Inc. (1)	Newport, KY	4.50	%(9)	3/1/04	(11)	4,738	4,738
Wells Fargo Bank	Phoenix, AZ	8.45%		2/1/17		4,181	—
Fifth Third Real Estate Capital	Middletown, OH	7.63%		2/1/14		3,054	—
Midland Loan Services	Phoenix, AZ	7.24%		10/1/11		1,314	1,165

						$495,381

1)
Monthly payments are interest only

2)
Interest based on LIBOR plus 98 basis points

3)
Capital lease arrangement whereby lease may be paid in full upon six month notice

4)
Interest based on LIBOR plus 310 basis points

5)
Interest based on LIBOR plus130 basis points

6)
Interest based on LIBOR plus 150 basis points

7)
Interest based on LIBOR plus 205 basis points

8)
Interest based on LIBOR plus 375 basis points

9)
Interest based on Prime plus 5 basis points

10)
Lender has agreed to extend this loan for one year

11)
Loan was paid in full in February 2004 using proceeds from our line of credit

12)
Construction loan with a maximum availability of $22.6 million based on certain events

13)
Balance due at maturity is estimated

14)
Construction loan with a maximum availability of $14.7 million

Loans to Third Parties Relating to Real Estate Development

        We had $10.3 million in principal amount of third party notes receivable outstanding as of December 31, 2003 related to various real estate developments and related businesses. The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold. Of the $10.3 million outstanding, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Affiliates) had an aggregate outstanding principal balance of approximately $9.5 million. The outstanding balance is net of a

$12.9 million impairment recorded in the fourth quarter of 2003 to reflect the fair value of the notes in connection with managements' plan to sell our non-core assets. These notes receivable from the Ellman Affiliates are secured by a pledge of certain Ellman Affiliates' distributions from a holding company that owns the Phoenix Coyotes hockey team and other related assets. These loans were made at a time when the Ellman Affiliates intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property owned by Los Arcos Development, LLC.

        As a result of delays at the Scottsdale property, the Ellman Affiliates elected to pursue an alternative site for the hockey arena in Glendale, AZ. In December 2002, the Ellman Affiliates and the other investors involved in the ownership of the Phoenix Coyotes entered into a series of transactions in which the Phoenix Coyotes hockey team, and related real estate development assets were consolidated into a single holding company for the purpose of assisting the combined entity in obtaining additional financing. The sale of equity interests in the holding company could generate proceeds to help repay our notes. However, it is unclear at this time the impact the structure will have on the repayment of our loans made to the Ellman Affiliates in connection with their acquisition of the Phoenix Coyotes. We stopped accruing interest on the loans when the development projects were consolidated into the holding company.

        As of January 13, 2004, we entered into loan amendments with the Ellman Affiliates to, among other things, incorporate the pledge of certain Ellman Affiliates' distributions from the holding company securing the three loans and set forth the new maturity date of the loans as December 31, 2004.

Pending Real Estate Transactions

        Since December 31, 2003, we have executed 17 leases for approximately 100,000 square feet of GLA. These new leases will generate $1.4 million in annual minimum rents. We are currently in negotiations to sell additional commercial properties and land as well as evaluating various properties for acquisition.

ITEM 3—Legal Proceedings

        On or about February 13, 2001, Lewis P. Geyser filed a lawsuit against Excel Legacy in Santa Barbara County Superior Court, Anacapa Division, Case No. 01038577. The suit arose out of an Operating Agreement for Destination Villages, LLC, an entity which was owned jointly by Excel Legacy and Mr. Geyser, under which Destination Villages, LLC would develop certain eco-tourism resorts. The complaint included causes of action for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The lawsuit included a prayer for compensatory and punitive damages. Excel Legacy had also filed a cross-complaint against Mr. Geyser for breach of contract, fraud, breach of fiduciary duty and other related claims.

        The trial of this matter began February 26, 2002 and concluded on March 19, 2002. The trial judge dismissed both the complaint and cross-complaint, and granted nothing to Mr. Geyser under any of his allegations. On June 5, 2002, Mr. Geyser filed an appeal and Excel Legacy subsequently filed a cross-appeal against Mr. Geyser. On May 12, 2003, the appellate court reversed the judgment of dismissal on the complaint and cross-complaint and remanded the case for retrial. A settlement was reached on November 25, 2003. We agreed to issue 640,000 shares of our common stock and to assign our interest in Destination Villages, LLC to Mr. Geyser in exchange for a full release of liability. The value of our interest in Destination Villages, LLC, which included a parcel of land in Yosemite, CA with a book value of $0.8 million, and our shares of common stock is approximately $2.9 million.

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

ITEM 4—Submission of Matters to a Vote of Security Holders

        Our annual meeting of stockholders was held on December 16, 2003. The matters voted upon at our annual meeting consisted of the election of six of our Directors.

        Stockholders elected the Directors at our annual meeting by the following vote:

	Votes For	Votes Withheld
Series A Preferred Stock Nominees
Jack McGrory	2,661,179	9,791
James F. Cahill	2,662,466	8,504
Murray L. Galinson	2,662,208	8,762
Keene Wolcott	2,660,977	9,993
Series B Preferred Stock Nominees
Rubin S. Leibowitz	17,985,612	0
Melvin L. Keating	17,985,612	0

PART II

ITEM 5—Market for Registrant's Common Equity and Related Stockholder Matters

Stock Prices

        Our common stock is currently traded on the Nasdaq National Market under the symbol PLRE, after transferring from the American Stock Exchange on March 15, 2004. Our Series A Preferred Stock is currently traded on the Nasdaq National Market under the symbol PLREO.

        The table below provides, for the periods indicated, the high and low sales price for our common stock, as reported on the American Stock Exchange, and our Series A Preferred Stock, as reported on the Nasdaq National Market.

	Common Stock		Preferred Stock
	High	Low	High	Low
Calendar Year—2002
First Quarter	3.25	2.65	15.85	14.60
Second Quarter	4.33	3.15	16.11	15.25
Third Quarter	4.09	2.70	16.33	15.65
Fourth Quarter	3.25	2.55	17.27	14.80
Calendar Year—2003
First Quarter	2.80	2.38	16.95	16.00
Second Quarter	3.84	2.45	17.63	16.00
Third Quarter	4.00	3.30	17.00	15.94
Fourth Quarter	3.89	3.26	16.80	16.06

        On March 12, 2004, the last reported sales price per share of our common stock was $4.10, and we had approximately 583 common stockholders of record plus those who hold their shares in street name.

        As of March 15, 2004, our Series 1 Preferred Stock began trading on the Nasdaq National Market under the symbol PLREP.

Dividends

        We intend to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) to maintain our qualification as a REIT.

        As of December 31, 2003, we have a federal net operating loss carry-forward of approximately $17.1 million, which can be used to reduce our federal taxable income with certain limitations.

        During 2003, we declared and paid four quarterly dividends of $0.35 on each share of Series A Preferred Stock for a total of $1.40 per share or $38.4 million. Also during 2003, we declared and issued 4,458,454 additional shares of Series B Preferred Stock which represented all dividends accrued on the Series B Preferred Stock from the date of issuance through January 4, 2004. For the first 45 months after issuance, all distributions declared on our Series B Preferred Stock will be payable in additional shares of Series B Preferred Stock. Any dividends required to be paid in excess of dividends paid on our Series A Preferred Stock and our Series B Preferred Stock will be paid to our common stockholders. We did not declare or pay any dividends on our common stock during 2003.

        During 2002, we declared and paid four quarterly dividends of $0.35 on each share of Series A Preferred Stock for a total of $1.40 per share or $38.4 million. We accrued $10.4 million in dividends on our Series B Preferred Stock in accordance with its terms, but did not declare or pay those dividends in 2002. Any dividends required to be paid in excess of dividends paid on our Series A

Preferred Stock and our Series B Preferred Stock will be paid to our common stockholders. We did not declare or pay any dividends on our common stock during 2002.

        During 2001, we declared and paid four quarterly dividends of $0.35 on each share of Series A Preferred Stock for a total of $1.40 per share or $34.6 million. We accrued $2.8 million in dividends on our Series B Preferred Stock in accordance with its terms, but did not declare or pay those dividends in 2001. We did not declare or pay any dividends on our common stock during 2001.

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

        On January 7, 2004, we issued 640,000 shares of our common stock to Lewis P. Geyser in connection with the settlement of a dispute between us and Mr. Geyser, which is described above under "Item 3. Legal Proceedings." The shares were issued to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 6—Selected Financial Data

        The following selected data should be read in conjunction with our financial statements and accompanying notes located elsewhere in this Form 10-K and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." (amounts in thousands, except per share data)

	Year Ended December 31
	2003	2002	2001	2000	1999
Statement of Operations Data
Rental revenues	$126,123	$114,208	$70,948	$59,770	$57,759
Operating income	1,535	47,573	37,516	34,990	30,144
(Loss) income from continuing operations	(22,257)	27,393	30,130	28,063	23,752
Discontinued operations	(48,587)	13,543	6,549	4,129	4,202
Net (loss) gain on sale of real estate and investments	(17)	291	1,322	2,100	4,717
Net loss (income)	(70,861)	41,227	38,001	34,292	32,671
Net (loss) income per common share from continuing operations — basic	(1.97)	(0.54)	(0.28)	(0.24)	(0.36)
Cash dividends per share
Preferred share	1.40	1.40	1.40	1.40	1.40
Common share	—	—	—	—	—
	As of December 31
	2003	2002	2001	2000	1999
Balance Sheet Data
Real estate assets, net	$1,096,991	$1,106,418	$1,045,424	$545,456	$550,492
Total assets	1,170,888	1,273,018	1,193,394	662,405	562,558
Mortgages and notes payable	564,481	548,111	484,023	195,009	97,241
Series A Preferred Stock	399,615	399,615	399,615	353,404	353,404
Series B Preferred Stock	131,023	106,234	106,234	—	—
Total stockholders' equity	574,854	692,971	692,594	463,109	461,260

ITEM 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        As you read Management's Discussion and Analysis of Financial Condition and Results of Operations, it may be helpful to refer to our financial statements and accompanying notes beginning on page 41. In Management's Discussion and Analysis we explain the changes in specific line items in the Consolidated Statements of Operations. Where changes are due to more than one reason, we list the reasons in order of importance.

Introduction

        In Management's Discussion and Analysis of Financial Condition and Results of Operations, we explain our general financial condition and results of operations including:

  •
  results of operations

  •
  why revenues, costs and earnings changed from the prior period

  •
  funds from operations (FFO)

  •
  how we used cash for capital projects and dividends during 2001 through 2003 and how we expect to use cash in 2004

  •
  where we plan on obtaining cash for future dividend payments and future capital expenditures

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

        We also follow the guidelines of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" (FIN 46R). This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply, and focuses on financial interests that indicate control.

It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential reward from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.

Revenue Recognition

        Rental revenues include: (1) minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases; (2) additional rentals, including recovery of property operating expenses, and certain other expenses which we accrue in the period in which the related expense occurs; and (3) percentage rents based on the level of sales achieved by the lessee, which we recognize when earned in accordance with the SEC's Staff Accounting Bulletin No. 101 and No. 104.

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

        Construction in progress assets are transferred to the appropriate real estate investment category and depreciation is recorded once the asset is substantially complete and ready for its intended use. We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets.

        Pre-development costs that are directly related to specific construction projects are capitalized as incurred. We expense these costs to the extent they are unrecoverable or it is determined that the related project will not be pursued.

Asset Disposal

        We follow SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A long-lived asset to be sold is classified as held for sale when management has committed to a plan to sell the asset, the asset is available for sale in its present condition, a program to locate a buyer has been initiated, sale of the asset is probable within one year, and the asset is being marketed for sale at a price that is reasonable in relation to its current fair value. We no longer record depreciation on assets held for sale. We consider an asset to be impaired and write it down to fair value if the fair value less cost to sell is less than the carrying amount. In accordance with SFAS 144, the results of operations and the gain or loss on disposition of operating properties sold after January 1, 2002 or held for sale at December 31, 2003 have been presented in discontinued operations for all periods presented on the Consolidated Statements of Operations.

Results of Operations

Rental Revenues

	Amount (000's)	Change (000's)	Percent Change
2003—Year ended December 31	$126,123	$11,915	10%
2002—Year ended December 31	114,208	—	—
2002—Year ended December 31	114,208	43,260	61%
2001—Year ended December 31	70,948	—	—

        Revenues increased $11.9 million to $126.1 million in 2003 compared to 2002 because:

  •
  properties we acquired during 2003 and 2002 generated $9.4 million of additional revenues

  •
  properties we owned both years generated $2.3 million of additional revenues primarily due to additional leasing activity at our Newport, KY and Moorestown, NJ properties and the opening of our Temecula, CA property. These increases were partially offset by vacancies at our Westbury, NY property due to Kmart's bankruptcy and our Wayne, NJ property due to Today's Man and The Wiz bankruptcies

  •
  management fee revenue increased $0.2 million, mainly due to a one-time development fee earned on a project no longer being considered

        Revenues increased $43.3 million to $114.2 million in 2002 compared to 2001 because:

  •
  properties we acquired during 2001 and 2002 generated $34.8 million of additional revenues

  •
  properties acquired from Excel Legacy due to the Merger generated an additional $10.0 million in revenues

  •
  revenues from properties we owned in both 2001 and 2002 increased $1.3 million, primarily due to the lease up of a vacant space at our Moorestown, NJ property

  •
  partially offsetting these increases was the loss of $2.8 million in revenues generated in 2001 from properties sold during 2002

Expenses

	Amount (000's)	Change (000's)	Percent Change
2003—Year ended December 31	$124,588	$57,953	87%
2002—Year ended December 31	66,635	—	—
2002—Year ended December 31	66,635	33,203	99%
2001—Year ended December 31	33,432	—	—

        Expenses increased $58.0 million to $124.6 million in 2003 compared to 2002 primarily due to:

  •
  provisions for asset impairments increased $42.3 due to impairments from continuing operations recorded on our investments in MACE, Los Arcos Development, LLC and Arizona Hockey Management to reflect the estimated fair market value and prepare for the disposal of these non-core assets

  •
  properties we acquired in 2003 and 2002 generated $4.4 million of additional expenses

  •
  expenses from properties we owned in both years increased $6.1 million, primarily due to increased depreciation expense at our Newport, KY location and increased bad debt expense at our Wayne, NJ location as a result of the bankruptcies of Today's Man and The Wiz. Expenses also increased due to the opening of our Temecula, CA property

  •
  general and administrative expenses increased $5.2 million, primarily due to our $4.0 million payment to a bank as settlement of a lawsuit related to our former Destination Villages Daniel's Head project in Bermuda. We also agreed to pay $2.9 million to Lewis P. Geyser to settle a lawsuit which arose out of an Operating Agreement for Destination Villages, LLC. Finally, we recorded $1.5 million of additional compensation expense related to the purchase of our shares of common stock and acceleration of stock options in connection with the resignation of the former members of our senior management. These increases to general and administrative expense were partially offset by additional compensation expense in 2002 of $2.8 million to record the difference between the officers' notes receivable book value and the value of the related shares which did not occur in 2003

        Expenses increased $33.2 million to $66.6 million in 2002 compared to 2001 primarily due to:

  •
  properties we purchased in 2001 and 2002 generated additional expenses of $14.1 million

  •
  properties acquired from Excel Legacy due to the Merger contributed $10.8 million to expenses

  •
  an increase in general and administrative expenses of $5.6 million, including additional non-cash compensation expense of $2.8 million to record the difference between the officers' notes book value and the market value of the related shares during 2002. General and administrative expenses also increased $1.6 million related to salaries and benefits. Prior to the Merger, Excel Legacy was responsible for our daily management and we reimbursed them for these services based on our historical costs for similar expenses. General and administrative expenses also increased due to legal fees and other costs of $1.1 million related to our investment in Destination Villages, LLC

  •
  we recognized an impairment loss of $3.4 million on one of our notes receivable during 2002 based on the estimated fair value of the collateralized asset

  •
  we recognized an impairment loss of $2.5 million on our Inglewood, CA property during 2002. The loss was based on the assessed fair value of the property after the property's only tenant declared bankruptcy and vacated

  •
  expenses on properties we owned in 2001 and 2002 increased $0.9 million

  •
  these increases in expenses were partially offset by a decrease in expenses of $1.1 million as a result of properties sold during 2001

Operating Income

	Amount (000's)	Change (000's)	Percent Change
2003—Year ended December 31	$1,535	$(46,038)	(97%)
2002—Year ended December 31	47,573	—	—
2002—Year ended December 31	47,573	10,057	27%
2001—Year ended December 31	37,516	—	—

        Operating income decreased for 2003 and increased for 2002 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount (000's)	Change (000's)	Percent Change
2003—Year ended December 31	$25,980	$1,421	6%
2002—Year ended December 31	24,559	—	—
2002—Year ended December 31	24,559	9,075	59%
2001—Year ended December 31	15,484	—	—

        During 2003, interest expense increased $1.4 million compared to 2002 because:

  •
  our average debt outstanding in 2003 was $559.6 million compared to $513.8 million in 2002, which relates primarily to additional borrowings and assumptions of loans with the purchase of properties

  •
  the increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt. The weighted average interest rate on our variable rate debt decreased to 2.7% on December 31, 2003 compared to 3.1% at December 31, 2002

  •
  interest expense is net of $1.7 million interest capitalized to real estate assets under construction/development in 2003 and $2.0 million in 2002

        During 2002, interest expense increased $9.1 million compared to 2001 because:

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

        We discuss our outstanding debt further in "Liquidity and Capital Resources" located elsewhere in this Form 10-K.

Interest Income

	Amount (000's)	Change (000's)	Percent Change
2003—Year ended December 31	$1,062	$(3,438)	(76%)
2002—Year ended December 31	4,500	—	—
2002—Year ended December 31	4,500	(2,990)	(40%)
2001—Year ended December 31	7,490	—	—

        Interest income decreased $3.4 million to $1.1 million in 2003 compared to 2002 primarily because:

  •
  we stopped accruing interest income on certain notes receivable when development projects were added as collateral in 2002 to repay the notes, which decreased interest income $2.7 million

  •
  officers' notes receivable, which we retired in 2002, decreased interest income $0.6 million

  •
  interest income on our outstanding cash balances decreased $0.1 million due to lower interest rates

        Interest income decreased $3.0 million to $4.5 million in 2002 compared to 2001 primarily because:

  •
  at the time of the Merger, we stopped accruing interest income on our note receivable with Excel Legacy, which earned interest of $2.9 million in 2001

  •
  interest income on our outstanding cash balances decreased by $0.4 million due to lower interest rates

  •
  these decreases were partially offset by an increase in interest income of $0.3 million on our officers' notes

Discontinued Operations

        During 2003, we recorded impairments on two of our properties held for sale. These impairments are recorded as part of discontinued operations in the Consolidated Statements of Operations in accordance with SFAS No. 144:

Location	Description	Amount
Anaheim, CA	Land	$43,429
Farmington, UT	Land	3,568

        During 2002 we recognized an impairment loss of $2.5 million on our property in Inglewood, CA. The loss was determined based on the estimated fair value of the property. We sold this property during 2003 and the impairment is included with discontinued operations on the Consolidated Statements of Operations in accordance with SFAS No. 144.

        During 2003, we sold the following operating properties for a net loss of $2.5 million. This loss is recorded as discontinued operations in the Consolidated Statements of Operations in accordance with SFAS No. 144:

Location	Description	Date Sold	Sales Price (000's)
Scottsdale, AZ	Land, Restaurant	3/31/03	$3,000
Inglewood, CA	Warehouse Building	4/29/03	4,000
New Britain, CT	Warehouse Building	5/15/03	3,529
Northridge, CA	Shopping Center	6/27/03	5,850

        During 2002, we sold the following operating properties and recorded a net gain of $9.3 million. This gain is recorded as discontinued operations in the Consolidated Statements of Operations in accordance with SFAS No.144.

Location	Description	Date Sold	Sales Price (000's)
Glen Burnie, MD	Shopping Center	6/21/02	$15,200
San Diego/Murphy Canyon, CA	Self Storage	8/29/02	29,688
Solana Beach, CA	Self Storage	8/29/02	16,282
Azusa, CA	Self Storage	9/30/02	6,537

Net (Loss) Gain on Sale of Real Estate and Investments

        During 2003, we sold the following non-depreciable real estate and investments for a net loss of $0.7 million:

Location	Description	Date Sold	Sales Price (000's)
N/A	Joint ventures, notes receivable	8/13/03	$300
Tucson, AZ	Land	8/22/03	416
N/A	Stock	9/30/03	35
N/A	Stock	10/1/03	6
Temecula/Redhawk II, CA	Development property	10/15/03	4,754
Bend, OR	Joint venture	12/11/03	3,738

        Also during 2003, we received payment on three notes receivable related to the sale of our self storage development properties in 2002. We recognized a gain of $0.7 million on the sale.

        During 2002, we sold the following non-depreciable properties for a net gain of $0.3 million:

Location	Description	Date Sold	Sales Price (000's)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684
Hollywood, FL	Land	4/19/02	1,028
San Diego/Pacific Beach, CA	Self Storage Development	6/1/02	11,632
Walnut Creek, CA	Self Storage Development	6/1/02	7,708
San Juan Capistrano, CA	Self Storage Development	6/1/02	6,918

Funds From Operations (amounts in thousands)

	Year Ended December 31
	2003		2002		2001
Net (loss) income	$(70,861)		$41,227		$38,001
Depreciation and amortization	22,533		17,517		8,995
Depreciation and amortization from discontinued operations	801		1,807		2,273
Price Legacy's share of joint venture depreciation	1,442		987		757
Depreciation of non-real estate assets	(113)		(155)		(39)
Net loss (gain) on sale of real estate and investments	17		(291)		(1,322)
Net loss (gain) on sale of discontinued operations	2,502		(9,284)		—
Non-cash effect of accounting change by equity investor	—		672		—

FFO before preferred dividends	(43,679)		52,480		48,665
Preferred dividends	(49,821	)(1)	(48,849	)(2)	(37,442	)(3)

FFO	$(93,500)		$3,631		$11,223

Net cash provided by operating activities	$44,653		$58,225		$34,583
Net cash used by investing activities	(11,618)		(115,444)		(99,802)
Net cash (used) provided by financing activities	(36,875)		45,809		38,104

(1)
Includes $11.6 million of non-cash dividends accumulated on our Series B Preferred Stock

(2)
Includes $10.4 million of non-cash dividends accumulated on our Series B Preferred Stock

(3)
Includes $2.8 million of non-cash dividends accumulated on our Series B Preferred Stock

        Our Company, as well as real estate industry analysts, generally considers FFO as another measurement of economic profitability for real estate-oriented companies. The Board of Governors of the National Association for Real Estate Investment Trusts (NAREIT) defines FFO as net income in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization. We calculate FFO in accordance with the NAREIT definition which also excludes gains (losses) from the sale of investments, and adjust for preferred dividends. Effective July 1, 2003, in accordance with new guidance published by NAREIT, we began excluding provisions for asset impairments as an add-back to FFO. Our FFO for the year ended December 31, 2002 has been restated to reflect this change. We believe that FFO is helpful to investors as a measure of our financial performance because, along with cash flow from operating activities, financing activities and investing activities, FFO provides investors with an indication of the ability of a REIT to incur and service debt, to make capital expenditures and to fund other cash needs. In addition, we believe that FFO provides useful information about our performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. FFO does not represent the cash flows from operations defined by GAAP, may not be comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Excluded from FFO are significant components in understanding our financial performance.

        FFO before preferred dividends during 2003 decreased $96.2 million or 183.2% to $(43.7) million compared to 2002 because:

  •
  our provision for asset impairments from continuing operations increased $42.3 million compared to the prior year as we recorded impairments on our investments in MACE, Los Arcos Development, LLC, and Arizona Hockey Management and other non-core assets. Our provision for asset impairments from discontinued operations increased $44.5 million as we recorded impairments on our Anaheim, CA property and land in Farmington, UT, now classified as held for sale

  •
  properties sold which contributed $7.5 million to FFO in the previous year

  •
  additional general and administrative expenses reduced FFO $5.2 million

  •
  decreased interest income reduced FFO $3.4 million

  •
  additional interest expense reduced FFO $1.4 million

  •
  properties we owned in both years contributed an additional $1.4 million to FFO in the prior year

  •
  these decreases to FFO were partially offset by:

  •
  properties acquired in 2002 contributed an additional $7.4 million to FFO

  •
  joint ventures contributed an additional $1.7 million to FFO in the current year, mainly due to a forfeited deposit of $1.0 million received from a potential buyer of our investment in Orlando Business Park LLC

        FFO before preferred dividends during 2002 increased $3.8 million or 7.8% to $52.5 million compared to 2001 because:

  •
  properties we acquired during 2001 and 2002 increased FFO $28.9 million

  •
  properties we owned in both 2001 and 2002 increased FFO $0.9 million

  •
  joint ventures contributed an additional $0.2 million to FFO in 2002

  •
  these increases to FFO were partially offset by:

  •
  additional interest expense which reduced FFO $9.1 million

  •
  our provision for asset impairments reduced FFO $5.9 million when we recognized impairment losses on a note receivable and a property

  •
  additional general and administrative expenses reduced FFO $5.6 million

  •
  decreased interest income, reduced FFO $3.0 million

  •
  properties sold which contributed $2.4 million to FFO in the previous year

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

Dividends

        As a REIT, we are required to distribute 90% of our taxable income, excluding capital gains, in dividends. Our Series A Preferred Stock requires a quarterly dividend payment of $9.6 million, an annual total of $38.4 million. Also during 2003, we declared and issued 4,458,454 additional shares of

Series B Preferred Stock which represented all dividends accrued on the Series B Preferred Stock from the date of issuance through January 4, 2004. As of December 31, 2003, we have a federal net operating loss (NOL) carry-forward of approximately $17.1 million, which could be used to offset future taxable income.

        As a result of our Recapitalization Transaction, our Series B Preferred Stock was exchanged for shares of common stock. In addition, based on a preliminary report from the exchange agent in the Series A Exchange Offer, approximately 20,942,101 shares of our Series A Preferred Stock were tendered for exchange in the Series A Exchange Offer for a total of approximately 2,942,325 shares of our Series 1 Preferred Stock and approximately 18,899,765 shares of our common stock (on a post 1-for-4 reverse split basis). In the future, if the dividends we pay to holders of our Series A and Series 1 Preferred Stock are less than 90% of our taxable income (after applying any applicable NOLs), we can declare a dividend to our common stockholders. Because the Recapitalization Transaction will reduce the amount of dividends payable to preferred holders, in the future it will be more likely that we will be required to pay a dividend to our common stockholders in order to distribute 90% of our taxable income. On March 12, 2004, we announced our intention to declare a dividend to our common stockholders of $0.28 per share, depending on our operating results, overall financial condition, capital requirements and general business conditions.

        If our taxable income is less than the dividends we pay to holders of our Series A and Series 1 Preferred Stock, we are still obligated to pay them. If we are unable to pay these dividends when due, they accumulate until paid.

Debt

        In September 2001, we entered into a $100.0 million unsecured credit facility with Fleet Bank as agent. The facility has a three-year term and has a current interest rate of LIBOR plus 188 basis points. The rate may vary between 150 and 200 basis points based on our leverage and other financial ratios. At December 31, 2003, we had $69.1 million outstanding on the facility at a 3.1% interest rate. In February 2004, we amended the credit facility, repaid $60.0 million and Wells Fargo Bank assumed the amended facility. The amended facility provides for a maximum borrowing of $25.0 million. This amendment was intended to provide financing through the completion of the Recapitalization Transaction. Now that the Recapitalization Transaction is complete, we intend to enter into a new $50.0 million credit facility with Wells Fargo Bank. We expect the new facility will have a 3-year term and an interest rate of LIBOR plus 155 basis points, and that the rate will be variable, between 118 and 170 basis points based on our leverage and other financial ratios. We expect that we will be able to increase the new facility by $25.0 million to allow up to $75.0 million of borrowings.

        Our current credit facility requires us to comply with specified financial covenants, the most restrictive of which relate to fixed charge coverage and leverage. Covenants in some of our construction loans are also tied to our credit facility. We were in compliance with all covenants in our credit facility at December 31, 2003. To the extent that we violate any of these covenants in the future, we would need to obtain waivers from our lenders to maintain compliance. We cannot assure that any such waivers would be forthcoming.

        In 2003 we had the following significant debt maturities:

  •
  In February 2003, a $12.9 million bank loan related to a development project in Scottsdale, AZ matured. We have a note receivable from a developer related to this project and we have guaranteed the bank loan. On February 27, 2003, we purchased the loan from the lender for an aggregate purchase price of $13.0 million, which was funded through borrowing on our credit facility

  •
  In April 2003, a $38.5 million construction loan related to our project in Newport, KY matured. The lender extended the loan for an additional year and we repaid $10.0 million of the outstanding amount. The current loan balance is $28.5 million

  •
  In April 2003, a $22 million loan related to our property in Orlando, FL matured. We refinanced this debt with a new loan which matures in June 2008

  •
  In May 2003, a $4.7 million loan related to our property in Newport, KY matured. The lender extended this loan for an additional year

  •
  In June 2003, a $3.3 million loan related to our property in Terre Haute, IN matured. We repaid this loan with available cash

  •
  In August 2003, we repaid a $3.1 million capital lease obligation related to our Scottsdale, AZ office building at the lessor's request. We repaid this obligation with available cash

  •
  In September 2003, a $6.3 million note related to our Anaheim project matured. We repaid this note with available cash

  •
  In November 2003, we repaid a $4.4 million loan assumed with the acquisition of an office building in Phoenix, AZ. We repaid this obligation by borrowing on our credit facility

  •
  We have an $8.8 million loan related to land we own in Orlando, FL through a partnership. This loan is guaranteed by us and by our partner. Beginning December 2003, the loan required monthly principal repayments of $1.5 million. We have been funding these repayments on behalf of the partnership. In April 2003, we repaid $1.0 million on this loan with funds we received as a non-refundable deposit from a potential buyer

        In 2004 we will have the following significant debt financing and maturities:

  •
  In January 2004, we obtained a $60.0 million loan secured by our property in Pentagon City, VA. We used the proceeds to reduce the amount outstanding on our credit facility

  •
  In February 2004, we repaid a $4.7 million loan related to our property in Newport, KY. We repaid the loan through borrowing on our credit facility

  •
  In March 2004, a $28.5 million construction loan related to our property in Newport, KY matures. The lender agreed to extend this loan for another year

  •
  In April 2004, we plan to refinance a $19.3 million capital lease on our Greensburg, IN property with a $14.2 million loan. We plan to repay the difference through a borrowing on our credit facility

  •
  In June 2004, an $8.8 million loan related to land we own in Orlando, FL matures. This loan is guaranteed by us and by our partner. The loan requires monthly principal repayments of $1.5 million until paid in full. We have been funding these repayments on behalf of the partnership until we refinance the loan

  •
  In July 2004, a $121.4 million loan related to five properties matures. We plan to refinance this loan

  •
  In November 2004, a $20.9 million construction loan related to our property in Temecula, CA matures. We plan to refinance this loan with a new lender

  •
  In December 2004, an $11.7 million capital lease related to our office building in San Diego/Rancho Bernardo, CA matures. We subleased our interest in this property to former members of our senior management and granted them the right to purchase the property

        We may also refinance additional debt outstanding to obtain more favorable terms.

        The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of December 31, 2003 (amounts in thousands):

	Contractual Cash Obligations
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Mortgages and notes payable	$564,481	$268,663	$66,292	$29,011	$200,515
Capital lease obligations	26,661	997	1,994	1,994	21,676

Total	$591,142	$269,660	$68,286	$31,005	$222,191

        In 2004 we plan to use cash flow from operations to fund our recurring debt service obligations.

Off-Balance Sheet Financing Matters

        The City of Newport, KY in 1999 issued two series of public improvement bonds related to our project in Newport, KY. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by the Newport project, Excel Legacy, and the project's third party developer. As of December 31, 2003, Newport had drawn on $48.6 million of the bonds for construction incurred prior to that date.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at December 31, 2003 is as follows (amounts in thousands):

Joint Venture	December 31 2003	Debt Guaranteed	Maturity Date
Blackstone Ventures I	$9,797	$3,098	10/1/04
3017977 Nova Scotia Company	6,191	—	6/15/04

	$15,988	$3,098

        In March 2004, we paid $2.8 million to purchase our partners' 50% interest in Blackstone Ventures I joint venture and assumed the $9.8 million loan on the property.

Growth

        We continue to evaluate various properties for acquisition or development and continue to evaluate other investment opportunities in a very competitive real estate market. We anticipate borrowing available amounts on our credit facility or mortgages to fund any acquisition and development opportunities. We also anticipate obtaining construction loans to fund our development activities. During the year ended December 31, 2003, we acquired an office building in Phoenix, AZ via a deed in lieu of foreclosure agreement on a deed of trust securing notes receivable from First Street Investments LP (an affiliate of the Ellman Companies). The notes receivable were written down in the fourth quarter of 2002 to $1.0 million, the estimated fair value of the office building net of debt. We assumed the outstanding loan of $4.4 million in connection with the property. This loan was paid in full in November 2003. We also purchased two parcels of land in Anaheim, CA in 2003 for $5.1 million.

Development

        We have a significant retail project in Newport, KY. The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased. The project opened in October 2001. At December 31, 2003, the project was approximately 80% occupied, excluding ground leases. As the project becomes fully leased, there may be capital required to fund the remaining tenant improvements. We estimate spending approximately $1.5 million through 2004 on tenant improvements.

        We also have retail development projects in which construction will continue through 2004. The Temecula, CA project is an open-air retail shopping center with Wal-Mart, Kohl's and other tenants. At December 31, 2003, the project was approximately 97% leased. We estimate spending an additional $5.0 million to develop a historic parcel within the project. We expect to fund this cost through available cash. In December 2002, we purchased additional land adjacent to this development project to develop an additional open-air retail center. In October 2003, we sold this additional land to former officers for $4.8 million, which was the approximate book value of the land.

        In November 2002, we purchased land adjacent to our retail property in Orlando, FL to develop an open-air retail center. At December 31, 2003, the project was approximately 60% occupied. We estimate the total cost of this development to be approximately $19.7 million with an estimated $0.8 million remaining to complete construction, which we will fund through an existing construction loan.

        Los Arcos Development, LLC (an affiliate of the Ellman Companies), previously classified as notes receivable on our balance sheet, owns land in Scottsdale, AZ. Commencing in 1996 loans were made to Los Arcos Development, LLC to acquire this real estate. The Ellman Companies currently plan to develop a shopping center or sell the Scottsdale property. At December 31, 2003, we wrote down the value of these notes receivable and recognized an impairment of $29.5 million. The investment was written down as a result of significant recent legal challenges to the development agreement between Los Arcos Development, LLC and the City of Scottsdale, AZ, which may cause lengthy delays in the project's development or cause Los Arcos Development, LLC to abandon the existing development agreement. As of December 31, 2003, the outstanding principal balance on the note receivable relating to the Scottsdale property was approximately $19.5 million and is classified as land on our Consolidated Balance Sheets in accordance with FIN 46R. We may contribute an additional $1.9 million during the next year for pre-development expenses related to this project.

        Orlando Business Park, LLC, land which was previously classified as a joint venture on our balance sheet, owns approximately 2,400 acres in Orlando, FL. During 2004 we estimate spending approximately $1.0 million on re-entitlements and plan on funding this amount through a loan or through available cash.

Properties Held for Sale

        From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies. We may also participate in additional tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner. During the year ended December 31, 2003, we sold four properties and two land parcels for $21.5 million. When we sell an operating property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

        The Anaheim GardenWalk project in Anaheim, CA, located adjacent to Disney's two theme parks on Harbor Boulevard and Disney's new proposed theme park on Katella Avenue, is expected to consist of a 626,000 square foot open-air retail center and four hotels. During the fourth quarter of 2003, we decided to sell the property rather than develop it and wrote down the value by $43.4 million to its estimated fair market value.

        We also own approximately 40 acres of land in Farmington, UT. During the fourth quarter of 2003, we decided to sell the property rather than develop it and wrote down the value by $3.6 million to its estimated fair market value.

        We are contemplating purchasing various properties and selling certain other properties. As we sell properties, our cash flows from operations may decrease until the proceeds are reinvested into new properties.

Notes Receivable

        We had $10.3 million in principal amount of third party notes receivable outstanding as of December 31, 2003 related to various real estate developments and related businesses. The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold. Of the $10.3 million outstanding, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Affiliates) had an aggregate outstanding principal balance of approximately $9.5 million. The outstanding balance is net of a $12.9 million impairment recorded in the fourth quarter of 2003 to reflect the fair value of the notes in connection with managements' plan to sell our non-core assets. These notes receivable from the Ellman Affiliates are secured by a pledge of certain Ellman Affiliates' distributions from a holding company that owns the Phoenix Coyotes hockey team and other related assets. These loans were made at a time when the Ellman Affiliates intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property owned by Los Arcos Development, LLC.

        As a result of delays at the Scottsdale property, the Ellman Affiliates elected to pursue an alternative site for the hockey arena in Glendale, AZ. In December 2002, the Ellman Affiliates and the other investors involved in the ownership of the Phoenix Coyotes entered into a series of transactions in which the Phoenix Coyotes hockey team and related real estate development assets were consolidated into a single holding company for the purpose of assisting the combined entity in obtaining additional financing. The sale of equity interests in the holding company could generate proceeds to help repay our notes. However, it is unclear at this time the impact the structure will have on the repayment of our loans made to the Ellman Affiliates in connection with their acquisition of the Phoenix Coyotes. We stopped accruing interest on the loans when the development projects were consolidated into the holding company.

        As of January 13, 2004, we entered into loan amendments with the Ellman Affiliates to, among other things, incorporate the pledge of certain Ellman Affiliates' distributions from the holding company securing the three loans and set forth the new maturity date of the loans as December 31, 2004.

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

        On or about February 13, 2001, Lewis P. Geyser filed a lawsuit against Excel Legacy in Santa Barbara County Superior Court, Anacapa Division, Case No. 01038577. The suit arose out of an Operating Agreement for Destination Villages, LLC, an entity which was owned jointly by Excel Legacy and Mr. Geyser, under which Destination Villages, LLC would develop certain eco-tourism resorts. The complaint included causes of action for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The lawsuit included a prayer for compensatory and punitive damages.

Excel Legacy also filed a cross-complaint against Mr. Geyser for breach of contract, fraud, breach of fiduciary duty and other related claims.

        The trial of this matter began February 26, 2002 and concluded on March 19, 2002. The trial judge dismissed both the complaint and cross-complaint, and granted nothing to Mr. Geyser under any of his allegations. On June 5, 2002, Mr. Geyser filed an appeal and Excel Legacy subsequently filed a cross-appeal against Mr. Geyser. On May 12, 2003, the appellate court reversed the judgment of dismissal on the complaint and cross-complaint and remanded the case for retrial. On November 25, 2003, we agreed to assign our interest in Destination Villages, LLC and issue 640,000 shares of our common stock to Mr. Geyser to settle the lawsuit. The value of our interest in Destination Villages, LLC, which included a parcel of land in Yosemite, CA with a book value of $0.8 million, and the shares of our common stock is approximately $2.9 million. We agreed to settle the matter to eliminate our exposure and mitigate interest and other carrying costs.

Other

        On October 15, 2003, Messrs. Gary B. Sabin, Richard B. Muir, Graham R. Bullick and S. Eric Ottesen resigned as officers and Messrs. Sabin and Muir resigned as directors of our Company. In connection with these resignations, we entered into a master separation agreement with Messrs. Sabin, Muir, Bullick and Ottesen that established certain additional arrangements between Price Legacy and the resigning officers, including:

  •
  the purchase by us of 2.3 million shares of common stock held by Mr. Sabin and certain related entities for a purchase price of $4.00 per share, which occurred on October 23, 2003, and the application of the proceeds to pay the purchase price of the real estate transactions described below

  •
  the sublease of our interest in the San Diego/Rancho Bernardo office building and a grant of the right to purchase all of our rights and interest in the office building for an aggregate purchase price equal to $14.7 million

  •
  the sale by us of real estate known as the Redhawk II land, including the assignment by Price Legacy of all plans and entitlements related to the Redhawk II land, for an aggregate purchase price equal to $4.8 million

  •
  a lease by us of the office space in the San Diego/Rancho Bernardo office building that we use for our corporate headquarters at market rates and other terms to be mutually agreed by the parties

        In April 2002, we entered into five Interest Rate Swap Agreements with Fleet Bank that are accounted for under SFAS No. 133. The combined notional amount was approximately $161 million and the maturities ranged from 2009 to 2010. We paid monthly interest of LIBOR plus 3.08% to 3.77% and Fleet Bank assumed our fixed rates of 8.18% to 9.00%. These swaps hedged the fair value of fixed-rate debt. In October 2002, we sold the five swaps back to the counter party for $13.8 million and will amortize the gain over the fixed-rate debt's remaining life through 2009 to 2010.

        In July 2002, we paid $3.4 million for four Interest Rate Cap Agreements with Wells Fargo Bank and Fleet Bank that are also accounted for under SFAS No. 133. The combined notional amount is $152.0 million and the maturities range from 2009 to 2010. The agreements cap our variable rate risk on one month LIBOR interest at 7%.

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

        We had $248.4 million in variable rate debt outstanding at December 31, 2003. Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $2.5 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

        The following table presents the scheduled principal payments on notes receivable and the scheduled principal payments on mortgages payable over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. We determine the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for notes receivable with terms and credit characteristics similar to our existing portfolio and borrowings under terms similar to our existing mortgages payable.

	Expected Maturity Date (dollar amounts in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Notes receivable	$10,311	—	—	—	—	—	$10,311	$10,311
Average interest rate	14%	—	—	—	—	—	14%
Mortgages and notes payable	$268,663	$33,595	$32,697	$3,343	$25,668	$200,515	$564,481	$569,899
Average interest rate	3%	6%	4%	8%	3%	8%	5%

ITEM 8—Financial Statements and Supplementary Data

PRICE LEGACY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31
	2003	2002
ASSETS
Real estate assets
Land and land improvements	$410,207	$446,331
Building and improvements	670,050	659,469
Construction in progress	582	35,235

	1,080,839	1,141,035
Property held for sale	70,988	—
Less accumulated depreciation	(54,836)	(34,617)

	1,096,991	1,106,418
Investment in real estate joint ventures	4,113	26,019
Cash and cash equivalents	7,631	11,471
Restricted cash	11,288	8,787
Accounts receivable, net of allowance of $1,415 and $1,669	7,440	6,036
Notes receivable	10,311	62,788
Interest receivable	—	16,032
Deferred rents	11,161	9,460
Other assets	21,953	26,007

Total assets	$1,170,888	$1,273,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Mortgages and notes payable	$483,675	$487,811
Capital lease payable on property held for sale	11,706	—
Revolving line of credit	69,100	60,300
Accounts payable and other liabilities	29,945	31,341

Total liabilities	594,426	579,452
Commitments and contingencies
Minority interests	1,608	595
Stockholders' equity
Series A preferred stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 27,434,166 shares issued and outstanding	399,615	399,615
Series B preferred stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 24,125,208 and 19,666,754 shares issued and outstanding	131,023	106,234
Common stock, $0.0001 par value, 94,691,374 shares authorized, 34,761,657 and 37,255,748 issued and outstanding	3	4
Additional paid-in capital	176,431	184,720
Accumulated other comprehensive loss	(1,479)	(921)
Retained (deficit) earnings	(130,739)	3,319

Total stockholders' equity	574,854	692,971

Total liabilities and stockholders' equity	$1,170,888	$1,273,018

  See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31
	2003	2002	2001
Rental revenues	$126,123	$114,208	$70,948
Expenses
Operating and maintenance	25,884	22,353	11,045
Property taxes	15,365	13,459	9,081
Depreciation and amortization	22,533	17,517	8,995
General and administrative	15,163	9,931	4,311
Provision for asset impairments	45,643	3,375	—

Total expenses	124,588	66,635	33,432

Operating income	1,535	47,573	37,516
Interest and other
Interest expense	(25,980)	(24,559)	(15,484)
Interest income	1,062	4,500	7,490
Equity in earnings (loss) of joint ventures	1,126	(121)	608

Total interest and other	(23,792)	(20,180)	(7,386)

(Loss) income from continuing operations	(22,257)	27,393	30,130
Discontinued operations:
Income from operations	912	6,787	6,549
Provision for asset impairment	(46,997)	(2,528)	—
Net (loss) gain on sale of real estate	(2,502)	9,284	—

(Loss) gain on discontinued operations	(48,587)	13,543	6,549
Net (loss) income before (loss) gain on sale of real estate and investments	(70,844)	40,936	36,679
Net (loss)gain on sale of real estate and investments	(17)	291	1,322

Net (loss) income	(70,861)	41,227	38,001
Dividends to preferred stockholders	(49,821)	(48,849)	(37,442)

Net (loss) income applicable to common stockholders	$(120,682)	$(7,622)	$559

(Loss) earnings per common share—basic and diluted	$(3.30)	$(0.19)	$0.03

  See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock Series A		Preferred Stock Series B
					Common Stock
							Additional Paid-In Capital	Accumulated Comprehensive Loss	Retained Earnings (Deficit)	Notes Receivable
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2000	23,869	$353,404	—	$—	13,309	$1	$112,587	$—	$(2,883)	—	$463,109
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	38,001	—	38,001
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(106)	—	—	(106)

Total comprehensive income											37,895
Merger Activities:
Tender Offer	—	—	—	—	(808)	—	(5,653)	—	—	—	(5,653)
Shares owned by Excel Legacy cancelled	—	—	—	—	(12,151)	(1)	—	—	—	—	(1)
New shares issued in Merger	—	—	—	—	40,376	4	82,032	—	—	(9,365)	72,671
Series B Preferred Stock and warrants issued	—	—	19,667	106,234	—	—	3,113	—	—	—	109,347
Issuance costs associated with Merger and tender offer	—	—	—	—	—	—	(2,817)	—	—	—	(2,817)
Series A Preferred Stock issued	3,081	46,211	—	—	—	—	—	—	—	—	46,211
Series A Preferred Stock options exercised	463	—	—	—	—	—	6,450	—	—	—	6,450
Dividends on Series A Preferred Stock	—	—	—	—	—	—	—	—	(34,618)	—	(34,618)

Balance at December 31, 2001	27,413	399,615	19,667	106,234	40,726	4	195,712	(106)	500	(9,365)	692,594
Comprehensive income:
Net income	—	—	—	—	—	—	—		41,227	—	41,227
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(47)	—	—	(47)
Unrealized loss on interest rate caps	—	—	—	—	—	—	—	(768)	—	—	(768)

Total comprehensive income									—		40,412
Series A Preferred Stock options exercised	21	—	—	—	—	—	303	—	—	—	303
Dividends on Series A Preferred Stock	—	—	—	—	—	—		—	(38,408)	—	(38,408)
Conversion of debentures to common stock	—	—	—	—	1	—	4	—	—	—	4
Officers' notes exchanged for common stock	—	—	—	—	(2,924)	—	(9,649)	—	—	9,365	(284)
Common stock repurchased	—	—	—	—	(547)	—	(1,650)	—	—	—	(1,650)

Balance at December 31, 2002	27,434	399,615	19,667	106,234	37,256	4	184,720	(921)	3,319	—	692,971
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(70,861)	—	(70,861)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	114	—	—	114
Unrealized loss on interest rate caps	—	—	—	—	—	—	—	(672)	—	—	(672)

Total comprehensive loss											(71,419)
Dividends on Series A Preferred Stock	—	—	—	—	—	—	—	—	(38,408)	—	(38,408)
Dividends on Series B Preferred Stock	—	—	4,458	24,789	—	—	—	—	(24,789)	—	—
Common stock received in exchange for note	—	—	—	—	(257)	—	(780)	—	—	—	(780)
Common stock received in exchange for property and deposit on property	—	—	—	—	(1,845)	(1)	(5,848)	—	—	—	(5,849)
Common stock repurchased and retired	—	—	—	—	(422)	—	(1,688)	—	—	—	(1,688)
Common stock options exercised	—	—	—	—	30	—	27	—	—	—	27

Balance at December 31, 2003	27,434	$399,615	24,125	$131,023	34,762	$3	$176,431	$(1,479)	$(130,739)	—	$574,854

See accompanying notes.

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2003	2002	2001
Cash flows from operating activities
Net (loss) income	$(70,861)	$41,227	$38,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,334	19,324	11,268
Net loss (gain) on sale of real estate and investments	2,519	(9,575)	(1,322)
Deferred rents	(1,701)	(3,033)	(3,075)
Compensation expense related to buy back of common stock and options	1,531	—	—
Compensation expense related to retirement of officers' notes and common shares	—	2,836	—
Provision for asset impairments	92,640	5,903	—
Equity in (earnings) loss of joint ventures	(1,126)	121	(608)
Changes in operating assets and liabilities:
Accounts receivable and other assets	1,670	(12,802)	(4,447)
Accounts payable and other liabilities	(3,353)	14,224	(5,234)

Net cash provided by operating activities	44,653	58,225	34,583

Cash flows from investing activities
Deposits to restricted cash	(2,501)	(3,626)	(3,720)
Additions to real estate assets	(31,631)	(177,739)	(124,838)
Proceeds from sale of real estate assets	20,314	69,175	39,860
Contributions to real estate joint ventures	(385)	(1,622)	(2,584)
Distributions from real estate joint ventures	682	1,255	15,031
Advances on notes receivable	(14,677)	(4,675)	(33,171)
Payments on notes receivable	18,268	3,438	4,094
Purchase of treasury stock	(1,688)	(1,650)	—
Cash received in connection with merger	—	—	5,526

Net cash used in investing activities	(11,618)	(115,444)	(99,802)

Cash flows from financing activities
Advances from revolving lines of credit and notes payable	87,091	147,794	151,013
Repayments of revolving lines of credit and notes payable	(85,585)	(63,880)	(176,271)
Dividends paid	(38,408)	(38,408)	(34,618)
Proceeds from exercise of stock options	27	303	6,450
Proceeds from the issuance of Series B Preferred Stock and warrants	—	—	100,000
Payments for common stock under tender offer	—	—	(5,653)
Payments for offering costs for merger and tender offer	—	—	(2,817)

Net cash (used in) provided by financing activities	(36,875)	45,809	38,104

Net decrease in cash	(3,840)	(11,410)	(27,115)
Cash and cash equivalents at beginning of period	11,471	22,881	49,996

Cash and cash equivalents at end of period	$7,631	$11,471	$22,881

PRICE LEGACY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31
	2003	2002	2001
Supplemental disclosure:
Cash paid for interest	$27,466	$27,105	$14,334
Supplemental schedule of noncash operating and financing activities:
Receipt of common shares in exchange for property	4,508	—	—
Receipt of common shares in exchange for deposit on property	2,872	—	—
Receipt of common shares in satisfaction of notes receivable	799	—	—
Assumption of notes payable to acquire real estate assets	—	5,787	242,608
Reduction in notes receivable to acquire real estate assets	—	3,543	—
Increase to treasury stock for reduction of officers' loans	—	9,649	—
Decrease to officers' loans and interest receivable	—	12,485	—
Net adjustment related to disposed real estate asset	—	733
Reduction of note receivable from Excel Legacy to acquire interest in real estate joint venture	—	—	919
Reduction in senior notes and debentures for issuance of preferred stock	—	—	46,211
Reduction in notes payable for issuance of preferred stock and warrants	—	—	9,347
Purchase accounting adjustments associated with the Merger:
Real estate assets	—	—	181,949
Other assets	—	—	79,214
Notes payable	—	—	161,560
Other liabilities	—	—	32,456

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

Consolidation

        We consolidate the financial statements of our wholly-owned subsidiaries as well as all affiliates which we control and present them on a consolidated basis. The consolidated financial statements do not include the results of transactions between us and our subsidiaries or among our subsidiaries.

        We account for our investment in unconsolidated joint ventures using the equity method of accounting. Under the equity method of accounting, the net equity investment of the joint ventures is reflected on the consolidated balance sheets and the consolidated statements of operations includes our share of net income or loss from the unconsolidated joint ventures.

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46R, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply, and focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential reward from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. We have adopted this standard and discuss it further in Note 4.

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

        Construction in progress assets are transferred to the appropriate real estate investment category and depreciation is recorded once the asset is substantially complete and ready for its intended use. We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets. The following table shows interest expense and the amount capitalized (amounts in thousands):

	Year Ended December 31
	2003	2002	2001
Interest incurred	$28,240	$27,688	$18,379
Interest capitalized	1,738	2,001	1,586

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

Cash and Cash Equivalents

        We consider all highly liquid investments with an original maturity of less than three months when purchased to be cash and cash equivalents.

        We are required to maintain reserves with certain lenders for property taxes, insurance and capital expenditures. The aggregate amounts of these reserves held by lenders were approximately $11.3 million at December 31, 2003 and $8.8 million at December 31, 2002. These amounts are reflected as restricted cash on the Consolidated Balance Sheets.

        Our restricted cash balances at December 31, 2003 and 2002 include $2.4 million of restricted funds which represent the proceeds from the sale of vacant land at our property in Hollywood/Oakwood Plaza, FL. The funds will be held by the lender until the debt is repaid in 2009.

Goodwill and Other Intangible Assets

        We follow Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets other than those acquired in a business combination. SFAS 142 was effective for the fiscal year beginning after December 31, 2001. In applying SFAS 142, we first considered the fair value of the land and improvements on an "as-if-vacant" basis. In estimating the fair value on an "as-if-vacant" basis, we considered a variety of factors including local market conditions for similar quality assets, historical occupancy and absorption history for similar assets in similar markets, and expected future cash flows (including absorption estimates). We then considered the impact of above-market, at-market and below-market operating leases in place at the property acquired. As a result of adopting SFAS 142, we recorded intangible assets in connection with the purchases of our properties in 2002. Intangible assets represent values of in-place leases at the time of purchase and are included in other assets on our Consolidated Balance Sheets at December 31, 2003 and December 31, 2002.

Leasing Costs

        We capitalize costs associated with leasing space to tenants and amortize leasing costs using the straight-line method over the initial terms of the related tenant leases.

Financial Instruments

        The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents, receivables, all liabilities, and minority interest approximate their fair values. In making these assessments we used estimates and market rates for similar instruments.

Authorized Stock

        As of December 31, 2003, our authorized stock consisted of 150 million shares of capital stock of which 94.7 million shares have been designated as common stock, par value $0.0001 per share; 27.8 million shares have been designated as 8 3/4% Series A Cumulative Redeemable Preferred Stock, par value $.0001 per share; and 27.5 million shares have been designated as 9% Series B Junior Convertible Redeemable Preferred Stock, par value $.0001 per share.

        We discuss our authorized stock further in Note 17.

Income Taxes

        We intend to continue to meet all conditions necessary to qualify as a REIT under the Internal Revenue Code. To qualify as a REIT, we are required to pay dividends of at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and by excluding any net capital gain each year and meet certain other criteria. As a qualifying REIT, we will not be subject to tax on income distributed to our stockholders, but we will be subject to tax on our income to the extent it is not distributed. Also, if we sell properties that would result in a significant tax liability, we intend to use tax deferred exchange transactions so we will not be taxed on potential gains. The reported amounts of our net assets were more than their tax basis for Federal tax purposes by approximately $91.7 million (unaudited) as of December 31, 2003 and $137.6 million (unaudited) as of December 31, 2002.

        The following table shows the tax status of our preferred dividend payments between ordinary income, return of capital and capital gains:

	Year Ended December 31
	2003	2002	2001
Ordinary income	27.5%	97.1%	97.1%
Capital gain	—	2.9%	2.9%
Return of capital	72.5%	—	—

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

Comprehensive Income

        We follow Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for us include net income, unrealized gains (losses) on interest rate caps and unrealized gains (losses) on investments.

Derivative Financial Instruments

        We follow SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. In the normal course of business, we may use derivative financial instruments to manage or hedge interest rate risk. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. We assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

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

Asset Disposal

        We follow SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A long-lived asset to be sold is classified as held for sale when management has committed to a plan to sell the asset, the asset is available for sale in its present condition, a program to locate a buyer has been initiated, sale of the asset is probable within one year, and the asset is being marketed for sale at a price that is reasonable in relation to its current fair value. We no longer record depreciation on assets held for sale. We consider an asset to be impaired and write it down to fair value if the fair value less cost to sell is less than the carrying amount. In accordance with SFAS 144, the results of operations and the gain or loss on disposition of operating properties sold after January 1, 2002 or held for sale at December 31, 2003 have been presented in discontinued operations for all periods presented on the Consolidated Statements of Operations.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." SFAS 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123. This statement has not had a significant impact on our consolidated financial statements.

        We do not record compensation expense for stock options. The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS 123, as amended by SFAS 148, for our option grants (amounts in thousands, except per share data).

	Year Ended December 31
	2003	2002	2001
Net (loss) income applicable to common stockholders:
As reported	$(120,682)	$(7,622)	$559
Deduct: stock based compensation expense determined under fair value method	(616)	(1,513)	(2,429)

Pro forma	$(121,298)	$(9,135)	$(1,870)

Net (loss) income per share — basic and diluted:
As reported	$(3.30)	$(.19)	$.03
Pro forma	(3.30)	(.23)	(.09)
Weighted average fair value of options granted during the year	2.25	2.35	1.60

        We discuss our stock option plan further in Note 13.

New Accounting Standards

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions, and for hedging relationships designated after June 30, 2003. We have determined that SFAS 149 does not have a significant impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after December 15, 2003. We have adopted SFAS 150 and it did not have a significant impact on our consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 was effective January 1, 2003, and the adoption of this statement did not have a material effect on our consolidated financial statements.

Note 2—Merger and Significant Event

        On March 21, 2001, PEI, PEI Merger Sub, Inc., a wholly-owned Maryland corporation (Merger Sub), and Excel Legacy entered into an Agreement and Plan of Merger (the Merger Agreement). On September 18, 2001, Merger Sub was merged with and into Excel Legacy (the Merger), with Excel Legacy continuing as a wholly-owned subsidiary of PEI. On the effective date of the Merger, each outstanding share of Excel Legacy common stock was exchanged for 0.6667 of a share of PEI common stock, and each option to purchase shares of Excel Legacy common stock was exchanged for an option to purchase shares of PEI common stock. The combined entity continues to operate as a REIT under the name Price Legacy Corporation. The Merger was structured to qualify as a tax-free reorganization, was approved by the stockholders of both PEI and Excel Legacy, and was accounted for as a purchase. The results of Excel Legacy are included in operations beginning September 19, 2001.

        The following unaudited pro forma information for the year ended December 31, 2001 is presented as if the Merger had been completed on January 1, 2001. It also reflects the Series B Preferred Stock dividends and exchange of Excel Legacy senior notes and convertible debentures into Series A Preferred Stock. It does not reflect any application of proceeds from the sale of Series B Preferred Stock. We present pro forma information for comparative purposes only and the pro forma information may not be indicative of our actual results of operations had the Merger been completed on January 1, 2001 (amounts in thousands, except per share data):

Year Ended December 31
2001
(pro forma)
Total revenue	$74,960
Income before discontinued operations	31,006
Net income	37,555
Preferred dividends	(50,510)

Net loss applicable to common stockholders	$(12,955)

Year Ended December 31
2001
Weighted average shares outstanding
Basic	40,726
Diluted	40,726
Loss per common share-basic and diluted	$(.32)

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

	Year Ended December 31
	2003	2002	2001
Weighted average shares outstanding	36,549,107	39,458,714	21,084,563
Effect of dilutive securities:
Employee stock options	—	—	21,581

Weighted average shares outstanding — assuming dilution	36,549,107	39,458,714	21,106,144

        Not included in the diluted weighted average shares outstanding for the year ended December 31, 2003 are 137,419 shares and for the year ended December 31, 2002 are 130,449 shares related to employee stock options, which are anti-dilutive. There were 24,125,208 shares of Series B Preferred Stock outstanding at December 31, 2003 which may be exchanged on a one-to-one basis into common stock, subject to adjustment, after 24 months from issuance in September 2001 if certain events occur. We discuss our outstanding stock further in Note 17.

Note 4—Real Estate Properties

        Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from 1 to 25 years. Rental revenues include the following (amounts in thousands):

	Year Ended December 31
	2003	2002	2001
Minimum rent	$90,334	$81,611	$52,641
Straight-line accrual of future rent	2,889	3,712	2,849
Expense reimbursements	25,238	22,210	12,850
Percentage rent	924	776	470
Other revenues	6,738	5,899	2,138

Rental revenues	$126,123	$114,208	$70,948

        Costco, our largest tenant, contributed 9.6% of minimum rent revenue from four leases in 2003. Rental revenues generated from Costco were as follows (amounts in thousands):

	Year Ended December 31
	2003	2002	2001
Costco minimum rent	$8,691	$8,603	$8,514

        As of December 31, 2003, future minimum rental income due under the terms of all noncancelable tenant leases is as follows (amounts in thousands):

2004	$98,074
2005	93,365
2006	87,028
2007	81,399
2008	78,330
Thereafter	365,538

Total	$803,734

Acquisitions

        During 2003, we acquired two parcels of undeveloped land at our Anaheim, CA development property for $2.7 million and $2.4 million.

        Also during 2003, we acquired an office building in Phoenix, AZ through a deed in lieu of foreclosure agreement on some notes receivable with First Street Investments LP (an affiliate of the Ellman Companies). The notes receivable were written down in the fourth quarter of 2002 to $1.0 million, the estimated fair value of the office building net of debt. We assumed the outstanding loan of $4.4 million in connection with the property. This loan was paid in full in November 2003.

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

Dispositions

        During 2003, we sold the following properties for a net loss of $2.4 million:

Location	Description	Sold Date	Sales Price (000's)
Scottsdale, AZ (1)	Land, Restaurant	3/31/03	$3,000
Inglewood, CA (1)	Warehouse Building	4/29/03	4,000
New Britain, CT (1)	Warehouse Building	5/15/03	3,529
Northridge, CA (1)	Shopping Center	6/27/03	5,850
Tucson, AZ	Land	8/22/03	416
Temecula, CA	Land	10/15/03	4,754

(1)
A combined net loss of $2.5 million is recorded in discontinued operations in accordance with SFAS No. 144

        Also during 2003, we received payment on three notes receivable related to the sale of our self storage development properties in 2002. We deferred the gain of $0.7 million on the sales until 2003, when we received payment on the notes.

        During 2002 we sold the following properties:

Location	Description	Date Sold	Sales Price (000's)
Hollywood, FL	Land	1/31/02	$1,410
Tucson/Marana, AZ	Land	1/31/02	684
Hollywood, FL	Land	4/19/02	1,028
San Diego/Pacific Beach, CA (1)	Self Storage Development	6/1/02	11,632
Walnut Creek, CA (1)	Self Storage Development	6/1/02	7,708
San Juan Capistrano, CA (1)	Self Storage Development	6/1/02	6,918
Glen Burnie, MD (2)	Shopping Center	6/21/02	15,200
San Diego/Murphy Canyon, CA (2)	Self Storage	8/29/02	29,688
Solana Beach, CA (2)	Self Storage	8/29/02	16,282
Azusa, CA (2)	Self Storage	9/30/02	6,537

(1)
Our equity in the development was exchanged for notes receivable with a participating interest

(2)
A combined net gain of $9.3 million is recorded in discontinued operations in accordance with SFAS No. 144

        As a result of the sales noted above, we recorded a gain of $9.6 million. We used the proceeds from the sale of the properties to repay debt or to purchase additional properties in tax-deferred exchange transactions.

Variable Interest Entities

        On July 1, 2003, we adopted FIN 46R, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential reward from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements.

        If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. Our analysis related to FIN 46R indicates we are the primary beneficiary of two variable interest entities which require consolidation in our financial statements (amounts in thousands):

	Assets	Liabilities	Minority Interest
1. Orlando Business Park LLC	$28,563	$8,821	$1,013
2. Los Arcos Development, LLC	19,513	—	—
1.
Orlando Business Park LLC, previously classified as a joint venture on our balance sheet, owns land in Orlando, FL held for development or sale. We guarantee the $8.8 million in debt on the property. Beginning December 2003, the debt required monthly principal repayments of $1.5 million. We have been funding these repayments on behalf of the partnership until we refinance the loan.

2.
Los Arcos Development, LLC (an affiliate of Ellman Companies) owns 42 acres of land in Scottsdale, AZ. These loans were previously classified as notes receivable on our balance sheet. Commencing in 1996, non-recourse loans were made by one of our affiliates to Los Arcos Development, LLC to acquire the Scottsdale property. Further, a note receivable from Los Arcos Development, LLC in the aggregate principal amount of $13.0 million was acquired by another affiliate in February 2003. This note receivable is non-recourse and is collateralized by a first priority deed of trust on the Scottsdale property.

  As of January 13, 2004, we entered into loan amendments with Los Arcos Development, LLC to obtain a second priority deed of trust on the Scottsdale property to secure the loans, set forth the new maturity date of the loans as December 31, 2004, and establish outside dates in which the borrower must provide a development plan for the property. The Ellman Companies plans to either develop a shopping center or sell the Scottsdale property.

  The cumulative balance of the notes receivable at December 31, 2003 is $19.5 million and is classified as land on our Consolidated Balance Sheet. The $19.5 million is net of a $29.5 million impairment recorded in the fourth quarter of 2003 and approximates the current value of the land that secures the notes. We did not accrue interest on the notes in 2002 and 2003.

Property Held for Sale

        Included in the Consolidated Balance Sheet at December 31, 2003 is the following property held for sale:

Location	Description	Amount (000's)
Anaheim, CA	Land	$37,000
San Diego/Rancho Bernardo, CA	Office Building	15,141
Farmington, UT	Land	5,880
Phoenix/One North First Street, AZ	Office Building	5,551
Hampton, VA	Retail Building	4,629
Tucson/Marana, AZ	Land	2,787

Total		$70,988

Note 5—Provision for Asset Impairments

        We record real estate assets at historical costs and adjust them for recognition of impairment losses. During the fourth quarter of 2003, we evaluated and segregated a number of our non-core assets for disposal and wrote down the value of those assets to reflect their fair values as determined through appraisals, broker opinions and other independent valuations. Accordingly, we recognized a charge of approximately $92.6 million as follows:

Description	Impairment (000's)
Continuing operations:
Los Arcos Development, LLC	$29,527
Arizona Hockey Management	12,933
3017977 Nova Scotia Company	1,548
Millennia Car Wash, LLC	1,382
Other note receivable	253

45,643

Discontinued operations:
Anaheim, CA development	43,429
Farmington, UT land	3,568

46,997

Total impairments	$92,640

        During the year ended December 31, 2002, we recognized an impairment loss of $2.5 million on our Inglewood, CA property. The tenant, House 2 Home, filed for bankruptcy and vacated, and the property was no longer generating income. The loss was determined based on the estimated fair value of the property. We sold this property during the second quarter of 2003 and the impairment loss is recorded as part of discontinued operations.

        During the year ended December 31, 2002, we also recognized an impairment of $3.4 million on two notes receivable related to an office building under redevelopment. We wrote down the value of the notes receivable to the building's estimated fair value net of debt.

Note 6—Discontinued Operations

        Included in the Consolidated Statements of Operations are the discontinued operations of our properties at Scottsdale, AZ, Inglewood, CA, New Britain, CT, and Northridge, CA which were sold in 2003; and Glen Burnie, MD, and our self storage properties in San Diego/Murphy Canyon, CA, Solana Beach, CA and Azusa, CA which were sold during 2002. We also report discontinued operations for our San Diego/Rancho Bernardo, CA and Hampton, VA, Phoenix/One North First Street, AZ,

Anaheim, CA and Farmington, UT properties which are classified as held for sale. Discontinued operations are summarized as follows (amounts in thousands, except per share data):

	December 31
	2003	2002	2001
Rental revenue	$3,504	$11,263	$11,984
Expenses
Operating and maintenance	918	875	1,113
Property taxes	351	666	740
Depreciation and amortization	801	1,807	2,273
Interest expense	522	1,128	1,309

	2,592	4,476	5,435

Income from operations	912	6,787	6,549
Provision for asset impairment	(46,997)	(2,528)	—
Net (loss) gain on sale of real estate	(2,502)	9,284	—

Net (loss) income	$(48,587)	$13,543	$6,549

Loss per common share
Basic and diluted	$(2.69)	$(0.89)	$(1.47)

Note 7—Investments in Unconsolidated Real Estate Joint Ventures

        As of December 31, 2003 and 2002, we had the following investments in unconsolidated joint ventures which we account for under the equity method of accounting (amounts in thousands):

		December 31
Joint Venture	Ownership %
		2003	2002
Blackstone Ventures I (1)	50%	$2,469	$2,546
3017977 Nova Scotia Company (2)	55%	1,600	3,148
Other	Various	44	306
Orlando Business Park LLC (3)	50%	—	16,020
Old Mill District Shops, LLC (4)	50%	—	3,999

Total		$4,113	$26,019

(1)
In March 2004, we paid $2.8 million to purchase our partners' 50% interest in this joint venture

(2)
We recognized an impairment of $1.5 million on our investment in this joint venture during 2003

(3)
This joint venture was consolidated as a variable interest entity at July 1, 2003, under the provisions of FIN 46R

(4)
We sold our interest in this joint venture on December 11, 2003 for $3.7 million

        Cash distributions and profits are typically allocated based on the above ownership percentages.    Our joint ventures are primarily in the business of operating real estate. Their accounting principles are consistent with ours. Our share of net income (loss) from our investments in unconsolidated joint ventures is as follows (amounts in thousands):

	Year ended December 31
(Unaudited)
	2003	2002	2001
Blackstone Ventures I	$374	$612	$183
3017977 Nova Scotia Company	(1)	81	—
Other (1)	(248)	(672)	—
Orlando Business Park LLC	1,055	—	—
Old Mill District Shops, LLC	(54)	(142)	(146)
Westcol Center, LLC (2)	—	—	571

	$1,126	$(121)	$608

(1)
Includes our share of net loss in our investments in MACE and Gameworks.

(2)
We sold our 50% share of this joint venture in December 2001 for $13.5 million.

Note 8—Notes Receivable

        As of December 31, 2003 and December 31, 2002, we had the following notes receivable outstanding related to various real estate developments and related businesses (amounts in thousands):

	December 31
Note Receivable
	2003	2002
Arizona Hockey Management/Ellman Holdings	$9,500	$19,300
Other	811	3,490
Los Arcos Development, LLC (1)	—	22,854
Price Self Storage Holdings	—	12,565
Zonapar, LLC	—	3,579
First Street Investments (2)	—	1,000

Total	$10,311	$62,788

(1)
This note was consolidated as a variable interest entity at July 1, 2003, under the provisions of FIN 46R and reclassified as land and land improvements on our balance sheet. See Note 4 for further discussion

(2)
We acquired this property in November 2003 through a deed in lieu of foreclosure agreement

        The notes generally do not require cash payments of interest until specified futures dates, typically when developments are completed or sold.

        Of the $10.3 million outstanding, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Affiliates) had an aggregate outstanding principal balance of approximately $9.5 million. The outstanding balance is net of a $12.9 million impairment recorded in the fourth quarter of 2003 to reflect the fair value of the notes in connection with managements' plan to sell our non-core assets. These notes receivable from the Ellman Affiliates are secured by a pledge of certain Ellman Affiliates' distributions from a holding company that owns the Phoenix Coyotes hockey team and other related assets. These loans were made at a time when the Ellman Affiliates intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property owned by Los Arcos Development, LLC.

        As a result of delays at the Scottsdale property, the Ellman Affiliates elected to pursue an alternative site for the hockey arena in Glendale, AZ. In December 2002, the Ellman Affiliates and the other investors involved in the ownership of the Phoenix Coyotes entered into a series of transactions in which the Phoenix Coyotes hockey team, and related real estate development assets were consolidated into a single holding company for the purpose of assisting the combined entity in obtaining additional financing. The sale of equity interests in the holding company could generate proceeds to help repay our notes. However, it is unclear at this time the impact the structure will have on the repayment of our loans made to the Ellman Affiliates in connection with their acquisition of the Phoenix Coyotes. We stopped accruing interest on the loans when the development projects were consolidated into the holding company.

        As of January 13, 2004, we entered into loan amendments with the Ellman Affiliates to, among other things, incorporate the pledge of certain Ellman Affiliates' distributions from the holding company securing the three loans and set forth the new maturity date of the loans as December 31, 2004.

Note 9—Debt

        We had the following mortgages and notes payable outstanding at December 31, 2003 and December 31, 2002 (amounts in thousands):

	December 31
	2003	2002
Mortgages on five properties in Florida bearing interest at a fixed rate ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$158,668	$160,152
Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points (2.10% at December 31, 2003). The mortgage is collateralized by five of our properties and matures July 2004	121,375	121,375
Mortgages and notes payable on six properties bearing interest ranging from 3.17% to 8.45%. The loans are collateralized by the properties and mature on various dates between December 2006 and February 2017	88,779	101,948
Revolving $100.0 million credit facility bearing interest at LIBOR plus 150 to 200 basis points (3.10% at December 31, 2003), maturing September 2004 (see below)	69,100	60,300
Capital lease arrangements with an individual on two properties. The capital leases have effective interest rates of 4.43% and 7.36% and mature on December 2004 and June 2005	31,006	34,052
Construction loan outstanding bearing interest at LIBOR plus 310 basis points (4.22% at December 31, 2003). The loan was due March 2004 and is collateralized by a retail center in Newport, KY (see below). The lender has agreed to extend the loan one year to March 2005	28,500	38,500
Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 130 basis points (2.42% at December 31, 2003). The loan is collateralized by the property and matures June 2008	22,100	21,888
Construction loan payable to a bank bearing interest at LIBOR plus 150 basis points (2.62% at December 31, 2003). The loan matures November 2004 and is collateralized by the project in Temecula, CA	20,929	5,159
Construction loan payable to a bank bearing interest at LIBOR plus 185 basis points (2.97% at December 31, 2003). The loan matures March 2005 and is collateralized by the project in Orlando, FL	10,466	—
Note payable to a bank bearing interest at LIBOR plus 375 basis points (4.87% at December 31, 2003). Beginning in December 2003, principal and interest is due at a rate of $1.5 million per month until paid in full in June 2004. The loan is collateralized by land in Orlando, FL	8,821	—
Note payable outstanding on a $4.7 million facility related to Newport, KY (see below), bearing interest at Prime plus 50 basis points (4.50% at December 31, 2003). This loan was paid in full in March 2004	4,737	4,737

Total	$564,481	$548,111

        We were in compliance with all covenants on our credit facility at December 31, 2003. In 2004 we plan to use cash flow from operations to fund our recurring debt service obligations.

        In February 2004, we amended our credit facility, repaid $60.0 million and Wells Fargo Bank assumed the amended facility. The amended facility provides for a maximum borrowing of $25.0 million. This amendment was intended to provide financing through the completion of the Recapitalization Transaction (see Note 17). Now that the Recapitalization Transaction is complete, we intend to enter into a new $50.0 million credit facility with Wells Fargo Bank. The new facility has a 3-year term and has a current interest rate of LIBOR plus 155 basis points. The rate may vary between 118 and 170 basis points based on our leverage and other financial ratios. The new facility also can be increased by $25.0 million to allow up to $75.0 million of borrowings.

        As of December 31, 2003, the amount of debt that becomes due in each of the next five years and thereafter is as follows (amounts in thousands):

2004	$268,663
2005	33,595
2006	32,697
2007	3,343
2008	25,668
Thereafter	200,515

$564,481

        We have a 65% interest in Newport on the Levee, LLC (Newport) that is developing a retail project in Newport, KY. In addition to the $28.5 million and $4.7 million notes in the above table, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by us, by Newport, and the third party co-developers of the project. Newport has drawn on $48.6 million of the bonds at December 31, 2003.

        Summarized debt information for our unconsolidated joint ventures and the amount guaranteed by us at December 31, 2003 is as follows:

Joint Venture	December 31 2003	Debt Guaranteed	Maturity Date
Blackstone Ventures I	$9,797	$3,098	10/1/04
3017977 Nova Scotia Company	6,191	—	6/15/04

	$15,988	$3,098

        In March 2004, we paid $2.8 million to purchase our partners' 50% interest in Blackstone Ventures I joint venture and assumed the $9.8 million loan on the property.

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

        Cash flow hedges hedge the future cash outflows of current or forecasted debt. The interest rate caps described above protect against variability in interest cash outflows above the cap strike rate. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either Accumulated Other Comprehensive Income or in earnings, depending on the hedging relationship. Unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings in the same period or periods that the hedged cash flows affect earnings. As of December 31, 2003, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $1.4 million. Within the next twelve months, we estimate that approximately $53,000 will be reclassified from Accumulated Other Comprehensive Loss to earnings as additional interest expense in connection with the purchase price of the caps.

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

        In connection with their resignations, we entered into a master separation agreement with Messrs. Sabin, Muir, Bullick and Ottesen that established certain arrangements between Price Legacy and the resigning officers, including:

  •
  the purchase by us of 2.3 million shares of our common stock held by Mr. Sabin and certain related entities for a purchase price of $4.00 per share, which occurred on October 23, 2003, and the application of the proceeds to pay the purchase price of the real estate transactions described below

  •
  the sublease of our interest in our San Diego/Rancho Bernardo office building and a grant of the right to purchase all of our rights and interest in the office building for an aggregate purchase price equal to $14.7 million

  •
  the immediate vesting of all stock options held by former management and expiring October 15, 2004

  •
  the sale by us of real estate known as the Redhawk II land, including the assignment of all plans and entitlements related to the Redhawk II land, for an aggregate purchase price equal to approximately $4.8 million

  •
  a lease by us of the office space in the San Diego/Rancho Bernardo office building that we use for our corporate headquarters at market rates and other terms mutually agreed by the parties

        We recorded a charge of $1.5 million in the fourth quarter of 2003 related to the purchase of our shares of common stock and the acceleration of stock options.

        We had $12.5 million in notes receivable (including accrued interest) from certain of our former officers, which were due March 2003. The notes were primarily non-recourse obligations collateralized by approximately 2.9 million shares of our common stock. As of December 31, 2002, the market value of these shares was less than the amounts due on the notes.    As a result of discussions related to the eventual disposition of the notes, we applied Emerging Issues Task Force (EITF) 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" issued in 2002.

        EITF 00-23 requires accounting as if the shares had been repurchased and treated as treasury shares, with a corresponding issuance of a new stock option. The impact of EITF 00-23 on our financial statements was as follows:

  •
  we retired the notes receivable from officers and the 2.9 million shares securing the notes at the current market value in the third quarter of 2002. The shares collateralizing the notes were treated as treasury stock

  •
  we recorded a one-time non-cash charge of $2.8 million in compensation expense to record the difference between the note's book value and the value of the shares

        The above only impacted our accounting records. Legally, the notes and shares remained outstanding until the notes were repaid or otherwise settled in 2003. The 2.9 million shares were treated similar to stock options and were accounted for under variable option plan accounting in accordance with APB No. 25. This valuation had no impact on our financial statements for the year ended December 31, 2002.

Note 12—Profit Sharing and 401(k) Plan

        In 2001, we adopted a new 401(k) Retirement Plan (the 401(k) Plan) covering most of our officers and employees. The 401(k) Plan permits participants to contribute, until termination of employment, up to a maximum of 15% of their compensation to the 401(k) Plan. In addition, we contribute 3% of each eligible employee's compensation. We made the following contributions to our 401(k) Plan (amounts in thousands):

	Year Ended December 31
	2003	2002	2001
Contributions	$117	$127	$62

Note 13—Stock Option Plan

        In 2001, we established a Stock Option and Incentive Plan (the Plan) and we may grant stock options to any employee or director under this plan. As of December 31, 2003, we had reserved 3,630,000 shares for issuance under the Plan. Options generally vest over three years and expire ten years after the grant date. Once exercisable, the employee or director can purchase shares of our stock at the market price on the date we granted the option.

        In connection with the Merger, each outstanding option to purchase Excel Legacy common stock was exchanged for an option to purchase our common stock. The number of shares of our common stock, which may be purchased with these options, and the exercise price was adjusted to reflect the exchange ratio. You will see in the following table the activity in the common stock options and related weighted average exercise price per share.

        The following table summarizes the activity for the Plan:

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2001	—	—
Options assumed in connection with the Merger	282,006	$5.04
Granted	2,822,999	3.12
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2001	3,105,005	3.29
Granted	30,000	4.07
Exercised	—	—
Canceled	(667)	5.25

Outstanding at December 31, 2002	3,134,338	3.30
Granted	25,000	3.88
Exercised	(44,168)	3.32
Canceled	(4,333)	6.03

Outstanding at December 31, 2003	3,110,837	3.30

        As of December 31, 2003, options to purchase 3,059,337 shares were exercisable under the Plan and 474,995 shares of common stock remained available for future issuance in connection with the Plan.

        The following table summarizes information concerning options outstanding under the Plan as of December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$3.10—3.47	2,793,499	$3.12	2.5	2,741,999	$3.12
3.75—4.31	123,671	4.06	5.0	123,671	4.07
5.25—6.94	193,667	5.44	2.2	193,667	5.44

	3,110,837	3.30	2.6	3,059,337	3.30

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

	Year Ended December 31
	2003	2002	2001
Risk free interest rate	4.13%	3.98%	4.87%
Annual dividend rate	0%	0%	0%
Volatility factor of the stock price	39.90%	40.15%	31.11%
Weighted average expected life (years)	10	10	10

        In connection with the master separation agreement with our resigning officers in 2003, we recorded compensation expense of $0.8 million related to the acceleration of stock options. We do not record compensation expense for stock option grants. The table in Note 1 summarizes results as if we had recorded compensation expense for the options granted in 2003, 2002 and 2001.

Note 14—Stockholders' Equity

        The Series A Preferred Stock pays quarterly dividends at a rate of $1.40 per year per share and has a $16.00 per share liquidation preference. We have the right to redeem the Series A Preferred Stock at a redemption price of $16.00 per share plus accrued and unpaid dividends, if any. Holders of the Series A Preferred Stock have one-tenth of one vote per share, voting together with our common stock.

        For the first 45 months after issuance, all distributions on the Series B Preferred Stock will be payable in additional shares of Series B Preferred Stock. There were 24,125,208 shares of Series B Preferred Stock outstanding at December 31, 2003 which may be exchanged on a one-to-one basis into common stock, subject to adjustment, after 24 months from issuance if certain events occur.

        Included in Additional Paid-in Capital at December 31, 2003 are $3.1 million in warrants to purchase common stock at an exercise price of $8.25 per share.

        The total market value of the Series A Preferred Stock is based on the closing price on its first day of trading and is shown on the balance sheet as Series A Preferred Stock. We reduced additional paid in capital by the Series A Preferred Stock's value to reflect our change in capital structure.

        See Note 17 for a discussion of our Recapitalization Transaction and changes in our capital structure.

Note 15—Commitments and Contingencies

        We own a property in New Jersey with a ground lease that has a remaining term of 23 years with one 10-year option and two 15-year options to renew. We also own a 65% interest in a hotel and restaurant in Arizona with a ground lease that has a remaining term of 44 years with two 10-year options to renew. Rent expense related to the ground leases is summarized below (amounts in thousands):

	Year Ended December 31
	2003	2002	2001
Ground lease rent expense	$997	$996	$782

        Future minimum payments during the next five years and thereafter under these noncancelable leases at December 31, 2003 are as follows (amounts in thousands):

2004	$997
2005	997
2006	997
2007	997
2008	997
After 2008	21,676

Total minimum payments	$26,661

        The New Jersey property is subleased and as of year end, total future sublease revenues are $25.2 million, which are included in future minimum rental income amounts in Note 4.

        On or about February 13, 2001, Lewis P. Geyser filed a lawsuit against Excel Legacy in Santa Barbara County Superior Court, Anacapa Division, Case No. 01038577. The suit arose out of an Operating Agreement for Destination Villages, LLC, an entity which was owned jointly by Excel Legacy and Mr. Geyser, under which Destination Villages, LLC would develop certain eco-tourism resorts. The complaint included causes of action for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The lawsuit included a prayer for compensatory and punitive damages. Excel Legacy had also filed a cross-complaint against Mr. Geyser for breach of contract, fraud, breach of fiduciary duty and other related claims.

        The trial of this matter began February 26, 2002 and concluded on March 19, 2002. The trial judge dismissed both the complaint and cross-complaint, and granted nothing to Mr. Geyser under any of his allegations. On June 5, 2002, Mr. Geyser filed an appeal and Excel Legacy subsequently filed a cross-appeal against Mr. Geyser. On May 12, 2003, the appellate court reversed the judgment of dismissal on the complaint and cross-complaint and remanded the case for retrial. A settlement was reached on November 25, 2003. We agreed to issue 640,000 shares of our common stock and to assign our interest in Destination Villages, LLC to Geyser in exchange for a full release of liability. The value of our interest in Destination Villages, LLC, which included a parcel of land in Yosemite, CA with a book value of $0.8 million, and the shares of our common stock is approximately $2.9 million and is included with general and administrative expenses in the Consolidated Statement of Operations.

        On June 13, 2002, the Bank of NT Butterfield & Sons Limited filed a lawsuit against Price Legacy and Excel Legacy in Bermuda for $6.1 million plus other costs of approximately $3.0 million related to a guarantee agreement for a promissory note on the Destination Villages Daniel's Head project in Bermuda. The bank claimed that Excel Legacy did not fully complete the project in accordance with the guarantee agreement. The trial, which commenced in Bermuda in June 2003, was suspended due to illness of counsel and was scheduled to be reset for November 2003. On November 6, 2003, we agreed to pay $4.0 million, included with general and administrative expenses on the Consolidated Statement of Operations, to settle the lawsuit. We agreed to settle the matter to eliminate our exposure and mitigate interest and other carrying costs.

        We are not party to any other legal proceedings other than various claims and lawsuits arising in the ordinary course of business that, in the opinion of our management, are not individually or in the aggregate material to our business.

Note 16—Quarterly Results of Operations (unaudited)

        The following is an unaudited summary of our quarterly results for the last two years (amounts in thousands, except per share data):

Year ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$31,024	$31,404	$31,163	$32,532
Operating income (loss)	15,206	13,465	10,435	(37,571)
Income (loss) before discontinued operations	10,392	8,075	3,398	(44,139)
Discontinued operations	(3)	(1,931)	230	(46,883)
Net income (loss)	10,389	6,144	3,628	(91,022)
Loss per common share
Basic and diluted	$(0.05)	$(0.17)	$(0.24)	$(2.94)
Year ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,249	$27,293	$29,178	$31,488
Operating income	11,767	13,801	11,371	10,634
Income before discontinued operations	7,410	9,564	6,903	3,807
Discontinued operations	1,752	580	10,853	358
Net income	9,162	10,144	17,756	4,165
(Loss) earnings per common share
Basic and diluted	$(0.07)	$(0.05)	$0.14	$(0.22)

Note 17—Subsequent Events

        In January 2004, we obtained a $60.0 million loan secured by our property in Pentagon City, VA. We used the proceeds to reduce the amount outstanding on our credit facility.

        On September 22, 2003, we issued a press release announcing that we were pursuing a series of transactions intended to result in a significant simplification of our capital structure. On or about February 11, 2004, we mailed to our stockholders definitive proxy materials and to our Series A Preferred Stockholders exchange offer materials related to our previously announced recapitalization transaction (the Recapitalization Transaction).

        The Recapitalization Transaction consisted of (1) an exchange offer (the Series A Exchange Offer) in which we offered to exchange, at the option of the holder, either shares of our common stock or shares of our newly designated Series 1 Preferred Stock for all outstanding shares of our Series A Preferred Stock; (2) exchange transactions with the holders of all of our outstanding Series B Preferred Stock in which we exchanged 8,521,747 shares of our common stock (after giving effect to the reverse stock split described below) for all of our outstanding shares of Series B Preferred Stock; and (3) an amendment and restatement of our charter to, among other things, (A) effect a 1-for-4 reverse stock split of our common stock, (B) designate and establish the terms of our Series 1 Preferred Stock, (C) eliminate the Series B Preferred Stock following its exchange for common stock, (D) change the manner in which our directors are elected so that the holders of common stock and Series A Preferred Stock, but not the holders of Series 1 Preferred Stock, voting together as a single class, are entitled to elect all of our directors and (E) change our authorized capital stock to provide sufficient shares to complete the Recapitalization Transaction.

        Our stockholders approved the Recapitalization Transaction at a special meeting of stockholders held on March 11, 2004, and the Recapitalization Transaction was completed on March 12, 2004. Based on a preliminary count provided by Mellon Investor Services LLC, the exchange agent for the Series A Exchange Offer, approximately 20,942,101 shares of Series A Preferred Stock were tendered for a total of approximately 18,899,765 shares of common stock (on a post 1-for-4 reverse split basis) and approximately 2,942,325 shares of Series 1 Preferred Stock.

        On March 12, 2004, we filed Articles of Amendment and Restatement in the State Department of Assessments and Taxation of Maryland effecting the 1-for-4 reverse stock split of our common stock and the other amendments to our charter contemplated by the Recapitalization Transaction.

        As a result of the Recapitalization Transaction, we expect to issue a total of approximately 27,421,511 shares of common stock and approximately 2,942,325 shares of Series 1 Preferred Stock and we expect to retire approximately 20,942,101 shares of Series A Preferred Stock and 24,523,015 shares of Series B Preferred Stock. After giving effect to the Recapitalization Transaction, we expect to have outstanding approximately 36,278,344 shares of common stock, approximately 6,492,065 shares of Series A Preferred Stock, and approximately 2,942,325 shares of Series 1 Preferred Stock. These share amounts are subject to adjustment as a result of final verification and confirmation of the shares tendered in the Series A Exchange Offer and elimination of fractional share interests created as a result of the 1-for-4 reverse stock split.

        In addition, effective March 15, 2004, our common stock (on a post 1-for-4 reverse split basis) and Series 1 Preferred Stock began trading on the Nasdaq National Market under the symbols PLRE and PLREP, respectively and our Series A Preferred Stock began trading on the Nasdaq National Market under the new symbol PLREO.

        We discuss other subsequent events in Note 7 and Note 9.

Report of Independent Auditors

To the Board of Directors and Shareholders
of Price Legacy Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 on page 72 present fairly, in all material respects, the financial position of Price Legacy Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 on page 72 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

March 11, 2004

ITEM 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

ITEM 9A—Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by Securities and Exchange Commission Rule 13a-15(b), under the supervision and with the participation of certain management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

        Note that in this Form 10-K, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

ITEM 10—Directors and Executive Officers of the Registrant

        Information about directors and executive officers is incorporated by reference from the discussion under the headings "Director Nominees and Board Composition" and "Executive Officers" in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11—Executive Compensation

        Information about executive compensation is incorporated by reference from the discussion under the heading "Executive Compensation" in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information about security ownership and related stockholder matters is incorporated by reference from the discussion under the headings "Securities Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13—Certain Relationships and Related Transactions

        Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading "Certain Relationships and Related Transactions" in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14—Principal Accountant Fees and Services

        Information about our principal accountant fees and services is incorporated by reference from the discussion under the heading "Principal Accountant Fees and Services" in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
List of Financial Statements and Financial Statement Schedules:

    The following consolidated financial statements of Price Legacy Corporation are included in Item 8 Page

				Page
(1)	(A)		Report of Independent Auditors	70
	(B)		Consolidated Financial Statements
		(i)	Consolidated Balance Sheets—December 31, 2003 and 2002	41
		(ii)	Consolidated Statements of Operations—Year ended December 31, 2003, Year ended December 31, 2002, and Year ended December 31, 2001.	42
		(iii)	Consolidated Statements of Stockholders' Equity—Year ended December 31, 2003, Year ended December 31, 2002, and Year ended December 31, 2001	43
		(iv)	Consolidated Statements of Cash Flows—Year ended December 31, 2003, Year ended December 31, 2002, and Year ended December 31, 2001.	44
		(v)	Notes to Consolidated Financial Statements	46
(2)	Financial Statement Schedules:
	The following consolidated financial statement schedules of Price Legacy Corporation are included in Item 14(d):
	Schedule II — Valuation and Qualifying Accounts			73
	Schedule III — Real Estate and Accumulated Depreciation			74

	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(b)
Reports on Form 8-K

        We did not file any reports on Form 8-K during the quarter ended December 31, 2003.

(c)
Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 78.

PRICE LEGACY CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2003
(amounts in thousands)

	Year Ended December 31
Allowance for Uncollectible Accounts
	2003	2002	2001
Balance at beginning of period	$1,669	$1,680	$785
Additions
Charged to bad debt expense	2,694	1,612	1,030
Deductions
Accounts receivable written off	(2,948)	(1,623)	(135)

Balance at end of period	$1,415	$1,669	$1,680

PRICE LEGACY CORPORATION
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(amounts in thousands)

					Gross amount at which carried at close of period
		Initial Costs									Depreciable Life
				Costs Capitalized Subsequent to Acquisition
Location (2) (3)	Description	Land and Improvement	Building and Improvements		Land and Improvements	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date of Acquisition	Land Improvements	Buildings and Improvements	Tenant Improvements
Investment Properties:
Newport, KY	Shopping Center	$—	$95,450	$16,018	$8,816	$102,653	$111,468	$(9,916)	2001	2001	40	40	10
Hollywood, FL	Shopping Center	30,037	60,211	(2,130)	27,764	60,353	88,118	(3,279)		2001	40	40	10
Westbury, NY	Shopping Center	41,784	—	43,878	56,955	28,707	85,662	(3,421)	1992-93	1992	40	40	10
Pentagon City, VA	Shopping Center	24,742	14,473	33,816	29,576	43,455	73,031	(4,545)	1993-94	1993	40	40	10
Sterling, VA	Shopping Center	25,445	50,906	(6,099)	25,445	44,807	70,252	(1,493)		2002	40	40	10
Orlando, FL	Shopping Center	9,821	19,686	21,966	17,144	34,329	51,473	(1,257)		2001	40	40	10
Wayne, NJ	Shopping Center	19,760	6,912	20,475	26,524	20,623	47,147	(2,400)	1991-93	1991	40	40	10
West Palm Beach, FL	Shopping Center	13,566	27,193	112	13,566	27,305	40,871	(1,489)		2001	40	40	10
Mesa, AZ	Shopping Center	10,990	20,410	5,776	10,990	26,186	37,176	(1,570)		2001	40	40	10
Miami, FL	Shopping Center	12,017	24,088	860	12,043	24,921	36,965	(1,311)		2001	40	40	10
Philadelphia, PA	Shopping Center	8,649	4,382	18,703	10,640	21,093	31,734	(2,610)	1992, 1994-95	1991	40	40	10
Temecula, CA	Shopping Center	12,622	—	18,109	12,737	17,995	30,731	(306)	2001-03	1999	40	40	10
Ft. Lauderdale, FL	Shopping Center	9,600	19,243	763	10,305	19,302	29,606	(1,048)		2001	40	40	10
San Diego, CA	Warehouse/Office Building/Self Storage	5,244	7,990	15,944	6,971	22,207	29,178	(2,425)		1981	40	40	10
Orlando Business Park, FL	Land	28,563	—	—	28,563	—	28,563	—			—	—	—
Signal Hill, CA	Shopping Center	5,872	—	21,899	14,267	13,504	27,771	(1,570)	1992-93	1991	40	40	10
Greenville, SC	Shopping Center	9,845	19,697	(3,025)	9,845	16,672	26,517	(625)		2002	40	40	10
Roseville, CA	Shopping Center	9,173	8,165	8,618	7,641	18,315	25,956	(2,235)		1997	40	40	10
Tempe, AZ	Shopping Center	8,380	15,563	1,340	8,380	16,903	25,283	(1,073)		2001	40	40	10
Scottsdale/Los Arcos, AZ	Land	19,932	29,108	(29,527)	19,513	—	19,513	—			—	—	—
Greensburg, IN	Shopping Center	6,378	12,947	—	6,378	12,947	19,325	(809)		2001	40	40	10
Sacramento/Bradshaw, CA	Office Building	1,243	15,281	1,182	2,033	15,673	17,706	(1,822)		1998	40	40	10
Hollywood, FL-OBC	Office Complex	4,445	8,909	650	4,445	9,559	14,004	(546)		2001	40	40	10
San Diego/Rancho San Diego, CA	Shopping Center	4,424	6,889	2,606	5,166	8,753	13,919	(1,039)		1998	40	40	10
Tusayan, AZ	Hotel/Restaurant	—	13,227	91	—	13,318	13,318	(944)		2001	40	40	10

PRICE LEGACY CORPORATION
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2003
(amounts in thousands)

					Gross amount at which carried at close of period
		Initial Costs									Depreciable Life
				Costs Capitalized Subsequent to Acquisition
Location (2) (3)	Description	Land and Improvement	Building and Improvements		Land and Improvements	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date of Acquisition	Land Improvements	Buildings and Improvements	Tenant Improvements
San Diego/Carmel Mtn., CA	Shopping Center	3,464	—	6,755	5,532	4,687	10,219	(522)	1992-93	1991	40	40	10
Phoenix, AZ	Shopping Center	3,284	6,557	14	3,284	6,571	9,855	(264)		2002	40	40	10
Scottsdale, AZ	Office Building	3,353	6,310	76	3,353	6,386	9,739	(563)		2000	40	40	10
Columbia, SC	Shopping Center	2,689	5,379	—	2,689	5,379	8,068	(213)		2002	40	40	10
Ocala, FL	Shopping Center	2,405	4,810	—	2,405	4,810	7,215	(200)		2002	40	40	10
Moorsetown, NJ (leased land)	Shopping Center	Leased	—	6,776	—	6,776	6,776	(1,247)	1989-91	1989	40	40	10
Middletown, OH	Retail Building	2,515	4,181	—	2,515	4,181	6,696	(409)		2000	40	40	10
San Juan Capistrano, CA	Shopping Center	3,150	—	3,114	2,879	3,385	6,264	(416)	1988-89, 94-95	1987	40	40	10
Terre Haute, IN	Retail Building	2,185	3,572	—	2,185	3,572	5,757	(350)		2000	40	40	10
Smithtown, NY	Retail Building	721	—	4,646	2,409	2,958	5,367	(361)	1988-89	1985	40	40	10
Tucson, AZ	Shopping Center	1,073	—	3,273	1,999	2,347	4,346	(318)	1989-91	1988	40	40	10
Redwood City, CA	Retail Building	1,860	—	2,354	4,214	—	4,214	—		1982	—	—	—
Chula Vista/Rancho del Rey, CA	Land	915	—	(200)	715	—	715	—		1993	—	—	—
Fountain Valley, CA	Land	321	—	—	321	—	321	—		1998	—	—	—

Total Investment Properties		$350,467	$511,539	$218,833	$410,207	$670,632	$1,080,839	$(52,596)

Properties Held for Sale
Anaheim, CA	Land	51,810	586	(15,396)	37,000	—	37,000	—	2001-03	2001	—	—	—
San Diego/Rancho Bernardo, CA	Office Building	2,530	9,851	2,760	2,530	12,611	15,141	(1,950)		2000	40	40	10
Farmington, UT	Land	7,000	—	(1,119)	5,880	—	5,880	—		2001	—	—	—
Phoenix, AZ	Office Building	606	4,944	—	606	4,944	5,551	(10)		2003	40	40	10
Hampton, VA	Retail Building/Bank	1,132	—	3,497	2,248	2,381	4,629	(280)	1992	1987	40	40	10
Tucson/Marana, AZ	Land	2,635	—	152	2,114	675	2,787	—		1999	—	—	—

Total Properties Held for Sale		65,713	15,381	(10,106)	50,378	20,611	70,988	(2,240)

Total Properties		$416,180	$526,920	$208,727	$460,585	$691,243	$1,151,827	$(54,836)

(1)
The aggregate cost for federal income tax purposes is $797,271

(2)
Does not include our investments in unconsolidated joint ventures

(3)
See Part I, Item 2 located elsewhere in this Annual Report on Form 10-K for a list of debt secured by properties

PRICE LEGACY CORPORATION
SCHEDULE III (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Year Ended December 31
Reconciliation to Reported Amounts
	2003	2002	2001
PROPERTY AND EQUIPMENT
Balance at beginning of period	$1,141,035	$1,064,844	$554,821
Additions during the period:
Purchases	30,135	177,081	367,446
Adoption of FIN 46R	82,275	—	—
Assets acquired in the Merger	—	(5,333)	181,949
Deductions during the period:
Cost of properties sold	(24,272)	(93,029)	(39,372)

Subtotal	1,229,173	1,143,563	1,064,844
Other:
Asset impairment	(77,346)	(2,528)	—

Balance at end of period	$1,151,827	$1,141,035	$1,064,844

ACCUMULATED DEPRECIATION
Balance at beginning of period	$34,617	$19,420	$9,365
Depreciation expense	21,061	18,531	10,889
Accumulated depreciation of properties sold	(842)	(3,334)	(834)

Balance at end of period	$54,836	$34,617	$19,420

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE LEGACY CORPORATION
DATED: March 15, 2004	By:	/s/ JACK MCGRORY Jack McGrory Chief Executive Officer (Principal Executive Officer)
DATED: March 15, 2004	By:	/s/ JEFFREY R. FISHER Jeffrey R. Fisher Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JACK MCGRORY JACK McGRORY, Chairman of the Board of Directors	March 15, 2004 Date
/s/ JAMES F. CAHILL JAMES F. CAHILL, Director	March 15, 2004 Date
/s/ MURRAY GALINSON MURRAY GALINSON, Director	March 15, 2004 Date
/s/ KEENE WOLCOTT KEENE WOLCOTT, Director	March 15, 2004 Date
ROBERT N. GOODMAN, Director	Date
CHARLES L. GOLDBERG, Director	Date

EXHIBIT INDEX
Description

2.1(1)	Agreement and Plan of Merger, dated as of March 21, 2001, by and among Price Enterprises, Inc., PEI Merger Sub, Inc. and Excel Legacy Corporation
2.2(2)	Distribution Agreement dated as of August 26, 1997 between Price Enterprises, Inc. and PriceSmart, Inc.
2.3(3)	Distribution Agreement, dated as of March 31, 1998, by and among Excel Realty Trust, Inc., Excel Legacy Corporation and ERT Development Corporation
3.1(4)	Articles of Amendment and Restatement of Price Legacy Corporation
3.2(5)	Bylaws of Price Legacy Corporation
4.1(4)	Form of Common Stock Certificate
4.2(6)	Form of Series A Preferred Stock Certificate
4.3(4)	Form of Series 1 Preferred Stock Certificate
10.1(7)*	Amended and Restated Price Legacy Corporation 2001 Stock Option and Incentive Plan (the 2001 Plan)
10.2(7)*	Form of Incentive Stock Option Agreement under the 2001 Plan
10.3(8)	Loan Agreement dated June 28, 2000 between Price Owner LLC and GMAC Commercial Mortgage Corporation, including form of Promissory Note, Mortgage and Security Agreement, Assignment of Leases and Rents, Guaranty of Recourse Obligations and Environmental Indemnity Agreement
10.4	Amended and Restated Registration Rights Agreement, dated as of March 11, 2004, by and among Price Legacy Corporation, The Price Group LLC and The 520 Group LLC
10.5(1)	Form of Common Stock Purchase Warrant
10.6(9)	Revolving Credit Agreement dated as of September 19, 2001 among Price Legacy Corporation and Fleet National Bank and the other banks which are party thereto
10.7(10)	Purchase and Sale Agreement, dated as of May 7, 2001, among SREG Operating Limited Partnership, SREG Oakwood Plaza, Inc., SREG OBC, Inc., SREG Hollywood Hills, Inc., SREG Cypress Creek, Inc., SREG Kendale, Inc., SREG Cross County, Inc., and SREG (Millenia), Inc., and Swerdlow Real Estate Group, Inc. and Price Enterprises, Inc.
10.8*	Employment Contract, dated as of December 18, 2003, by and between Price Legacy Corporation and John Visconsi
10.9*	Employment Contract, dated as of January 1, 2004, by and between Price Legacy Corporation and Robert Siordia
10.10*	Employment Contract, dated as of January 1, 2004, by and between Price Legacy Corporation and Susan Wilson
10.11*	Employment Contract, dated as of December 29, 2003, by and between Price Legacy Corporation and Jeff Fisher
10.12(12)*	Master Separation Agreement dated as of October 15, 2003 among Price Legacy Corporation, Gary B. Sabin, Richard B. Muir, Graham R. Bullick and S. Eric Ottesen
10.13(12)*	Common Stock Purchase Agreement dated as of October 15, 2003 between Price Legacy Corporation and Gary B. Sabin and the other parties listed on the signature page thereto
10.14(12)*	Resignation and Release Agreement dated as of October 15, 2003 between Price Legacy Corporation and Gary B. Sabin
10.15(13)*	Resignation and Release Agreement dated as of October 15, 2003 between Price Legacy Corporation and Richard B. Muir
10.16(13)*	Resignation and Release Agreement dated as of October 15, 2003 between Price Legacy Corporation and Graham R. Bullick
10.17(13)*	Resignation and Release Agreement dated as of October 15, 2003 between Price Legacy Corporation and S. Eric Ottesen

10.18*	Mutual Release Agreement dated as of January 2, 2004 between Price Legacy Corporation and James Y. Nakagawa
10.19*	Consulting and Office Services Agreement dated January 30, 2004 between Price Legacy Corporation and Kausay Holdings, LLC
10.20(14)	International Swap Dealers Association, Inc. Master Agreement dated as of April 12, 2002 between Fleet National Bank and Price Legacy Corporation
10.21	Fourth Amendment to Credit Agreement dated as of February 2, 2004, by and among Price Legacy Corporation and Wells Fargo Bank as Agent and the other parties thereto
12.1	Computation of ratio of earnings to fixed charges
21.1	Subsidiaries of Price Legacy Corporation
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certifications of Price Legacy's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Price Legacy's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Price Legacy.

*
Indicates a management contract or compensatory plan or arrangement

(1)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 23, 2001 (File No. 0-20449)

(2)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 12, 1997 (File No. 0-20449)

(3)
Incorporated by reference to Excel Legacy Corporation's Current Report on Form 8-K filed with the SEC on April 2, 1998 (File No. 0-23503)

(4)
Incorporated by reference to Registration Statement on Form 8-A filed with the SEC on March 12, 2004 (File No. 1-16637)

(5)
Incorporated by reference to Transition Report on Form 10-K of Price Enterprises, Inc. filed with the SEC on March 27, 1998 (File No. 0-20449)

(6)
Incorporated by reference to Registration Statement on Form 8-A filed with the SEC on August 7, 1998 (File No. 0-20449)

(7)
Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 20, 2002 (File No. 1-16637)

(8)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 26, 2000 (File No. 0-20449)

(9)
Incorporated by reference to Quarterly Report on For 10-Q for the quarter ended September 30, 2001 filed with the SEC on November 14, 2001 (File No. 1-16637)

(10)
Incorporated by reference to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001 filed with the SEC on May 25, 2001 (File No. 0-20449)

(11)
Incorporated by reference to Excel Legacy Corporation's Annual Report on Form 10-K filed with the SEC on March 30, 2000 (File No. 0-23503)

(12)
Incorporated by reference to Schedule 13D/A filed with the SEC by Gary B. Sabin on October 24, 2003 (File No. 005-43425)

(13)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 11, 2003 (File No. 1-16637)

(14)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 13, 2002 (File No. 1-16637)

QuickLinks

PRICE LEGACY CORPORATION Annual Report on Form 10-K For the Year Ended December 31, 2003
FORWARD-LOOKING STATEMENTS
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
Report of Independent Auditors
PART III
PART IV
PRICE LEGACY CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS December 31, 2003 (amounts in thousands)
PRICE LEGACY CORPORATION SCHEDULE III (Continued) REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
SIGNATURES
EXHIBIT INDEX Description