Form 10-K/A
period 2003-12-31
PRICE LEGACY CORP
filed 2004-04-29
CIK 929647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003
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
83/4% Series A Cumulative Redeemable
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

        The following items of Price Legacy Corporation's (Price Legacy) Annual Report on Form 10-K for the fiscal year ended December 31, 2003 are hereby amended. Each such item is set forth in its entirety, as amended.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

        The following table sets forth certain information regarding Price Legacy's existing directors, including the name, position with Price Legacy (if any) and age of each director:

Name	Age	Title
Jack McGrory	54	Chairman, President and Chief Executive Officer
James F. Cahill	49	Director
Murray Galinson	64	Director
Charles L. Goldberg	63	Director
Robert N. Goodman	51	Director
Keene Wolcott	73	Director

        Jack McGrory has served as Chairman of the Board of Price Legacy since September 2001 and as President and Chief Executive Officer since October 2003. Mr. McGrory served as Chairman of the Board of Price Legacy's predecessor, Price Enterprises, Inc., and as a director of Excel Legacy Corporation from November 1999 to September 2001. Mr. McGrory currently serves as Executive Vice President of San Diego Revitalization Corp., a non-profit organization focused on real estate development in an inner city community of San Diego, a position he has held since November 2001. Mr. McGrory also has served as Managing Director of The Price Group, which is engaged in securities and real estate investments, since August 2000. Mr. McGrory served as Chief Operating Officer of the San Diego Padres from October 1999 to August 2000 and is a member of its board of directors. Mr. McGrory served as President and Chief Executive Officer of Price Enterprises from September 1997 to November 1999 and as City Manager of the City of San Diego from March 1991 to August 1997. Mr. McGrory is also a director of PriceSmart, Inc., a publicly traded operator of international membership shopping stores.

        James F. Cahill has served as a director of Price Legacy since September 2001. Mr. Cahill served as a director of Price Enterprises from August 1997 to September 2001. Mr. Cahill has also served as Executive Vice President of Price Entities since January 1987. In this position with Price Entities, he is responsible for the oversight and investment activities of the financial portfolio of Sol Price, founder of The Price Company, and related entities. Mr. Cahill has been a director of PriceSmart since November 1999, and currently serves as Vice-Chairman. He is also currently Executive Vice President of San Diego Revitalization Corp., a position he has held since November 2001. Prior to 1987, Mr. Cahill was employed at The Price Company for ten years with his last position being Vice President of Operations. Mr. Cahill was a director of Neighborhood National Bank, located in San Diego, from 1992 through January 1998.

        Murray Galinson has served as a director of Price Legacy since September 2001. Mr. Galinson served as a director of Price Enterprises from August 1994 to November 1999 and from January 2001 to September 2001. Mr. Galinson also has served as Chairman of the Board of San Diego National Bank and SDNB Financial Corp. since May 1996 and as a director of both entities since their inception in 1981. Mr. Galinson served as President of both entities from September 1984 until May 1996 and as Chief Executive Officer of both entities from September 1984 to September 1997. Mr. Galinson is also a director of PriceSmart.

        Charles L. Goldberg has served as a director of Price Legacy since March 2004. Mr. Goldberg is a member of the law firm of Seltzer Caplan McMahon Vitek where he heads the Specialized Criminal Defense Group. He has practiced law in San Diego for more than 30 years specializing in defense of white collar fraud cases, complex civil defense litigation and administrative law. Mr. Goldberg has previously served on the board of directors of First International Bank.

        Robert N. Goodman has served as a director of Price Legacy since March 2004. Mr. Goodman has served as President of Resmark Equity Partners, LLC (formerly known as Olympic Realty Advisors II, LLC), a finance company providing equity and debt capital for single family residential homebuilding projects primarily in California, since 1999. Mr. Goodman owns a controlling equity interest in JDT Consulting Group, the sole general partner of La Jolla Village Professional Center Associates, L.P., a California limited partnership. Mr. Goodman is also a director of Orleans Homebuilders, Inc.

        Keene Wolcott has served as a director of Price Legacy since September 2001. Mr. Wolcott has also served as President of Wolcott Investments, Inc., a private investment company, since 1975. Mr. Wolcott served as a director of The Price REIT, Inc. from January 1995 until 1998. From 1969 to 1973, Mr. Wolcott served as Chief Executive Officer of the Colorado Corporation, which managed investor funds in oil and gas exploration. Prior to 1969, he served as Senior Vice President of Hayden, Stone and Company, a securities brokerage firm.

Executive Officers and Other Key Employees

        Set forth below are the names, positions and ages of the executive officers and other key employees of Price Legacy:

Name	Age	Position
Jack McGrory	54	Chairman, President and Chief Executive Officer
Robert M. Siordia	44	Chief Operating Officer and Secretary
Jeffrey R. Fisher	45	Chief Financial Officer
Marjorie G. Rubin	57	General Counsel
John A. Visconsi	60	Senior Vice President—Asset Management
Susan M. Wilson	46	Senior Vice President—Development

        Jack McGrory has served as Chairman of the Board of Price Legacy since September 2001 and as President and Chief Executive Officer since October 2003. Mr. McGrory served as Chairman of the Board of Price Legacy's predecessor, Price Enterprises, and as a director of Excel Legacy from November 1999 to September 2001. For a more detailed discussion of Mr. McGrory's business experience, see "Directors."

        Robert M. Siordia has served as Chief Operating Officer and Secretary of Price Legacy since October 2003. From March 2003 to October 2003, Mr. Siordia was employed by The Price Group. From February 2000 to December 2002, Mr. Siordia served as Vice President for Deutsche Bank in the firm's real estate investment banking operations and from January 2003 to March 2003 served as Director. From October 1994 to November 1999, Mr. Siordia served as Vice President of West Coast Real Estate for Price Enterprises, Inc. From 1986 through September 1993, Mr. Siordia worked for The Price Company in various capacities within the company's real estate operations. Mr. Siordia assumed the position of Assistant Vice President of Price/Costco, Inc. following the merger of The Price Company and Costco Wholesale Corporation in 1993.

        Jeffrey R. Fisher has served as Chief Financial Officer of Price Legacy since January 2004. Prior to joining Price Legacy, Mr. Fisher served as Chief Financial Officer of National Retail Partners, a private real estate company, from October 2000. From August 1993 to September 2000, Mr. Fisher served as Corporate Controller of Burnham Pacific Properties, Inc. Prior to joining Burnham Pacific Properties, Mr. Fisher was a senior manager at Deloitte & Touche. Mr. Fisher is a certified public accountant.

        Marjorie G. Rubin has served as General Counsel of Price Legacy since December 2003. Prior to joining Price Legacy, from 1998 to 2002, Ms. Rubin served as Senior Corporate Counsel of TrizecHahn Development Corporation, a publicly-traded developer and operator of regional shopping centers. From 1988 to 1997, Ms. Rubin practiced law with Andersen & Waldron, where she was the partner in charge of the firm's transactional department. Prior to that, Ms. Rubin practiced law with Gibson, Dunn & Crutcher LLP.

        John A. Visconsi has served as Senior Vice President—Asset Management of Price Legacy since September 2001. Mr. Visconsi served as Senior Vice President—Asset Management of Price Enterprises from November 1999 to September 2001 and in the same position with Excel Legacy from May 1999 to September 2001. Mr. Visconsi served as Vice President—Leasing with Excel Realty Trust and then New Plan Excel from January 1995 to April 1999. He also served as Senior Vice President of Price Enterprises from January 1994 to March 1995. From 1981 to 1994, Mr. Visconsi was Director of Leasing and Land Development of Trizec Hahn, Inc.

        Susan M. Wilson has served as Senior Vice President—Development of Price Legacy since September 2001. Ms. Wilson served as Senior Vice President—Mixed Use/Development of Price Enterprises and as Senior Vice President—Office/Industrial/Hospitality of Excel Legacy from December 1999 to September 2001. From May 1992 to May 1998, Ms. Wilson owned and operated her own real estate development and property management firm specializing in office, industrial and multi-family projects.

Audit Committee Financial Expert

        Price Legacy's Board of Directors has determined that none of the directors serving on its Audit Committee qualifies as an "audit committee financial expert," as that term is defined in the rules and regulations established by the Securities and Exchange Commission (SEC), and that Price Legacy does not have an "audit committee financial expert" at this time. Since October 2003, Price Legacy has undergone significant corporate changes, including the resignation of its senior management, the resignation of four members of its Board of Directors and the completion of a major recapitalization transaction. Two new directors were appointed to the Board of Directors in connection with completing the recapitalization transaction. The Board of Directors is actively engaged in a search for an appropriate candidate who would qualify as an "audit committee financial expert" to serve on Price Legacy's Audit Committee.

Code of Ethics

        Price Legacy has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. The full text of Price Legacy's Code of Business Conduct and Ethics is available on its website at www.pricelegacy.com.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), directors, executive officers and beneficial owners of ten percent or more of Price Legacy's common stock, Series A preferred stock and/or Series 1 preferred stock are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of Price Legacy's common stock, Series A preferred stock and/or Series 1 preferred stock. Based solely on its review of the forms received by it, Price Legacy believes that its executive officers, directors and beneficial owners of more than ten percent of its common stock, Series A preferred stock and/or Series 1 preferred stock complied with all applicable filing requirements during 2003, except that Messrs. Cahill, Galinson and Wolcott reported on Form 4s filed in January 2004 stock options granted in connection with Price Legacy's Annual Meeting of Stockholders held on December 16, 2003.

Item 11. Executive Compensation

        The following Summary Compensation Table sets forth summary information concerning compensation paid by or on behalf of Price Legacy for each of the three years ended December 31, 2003 to Price Legacy's Chief Executive Officer and each of Price Legacy's other four most highly compensated executive officers (collectively, the Named Executive Officers).

Summary Compensation Table

Long-Term Compensation
Annual Compensation(1)
				Securities Underlying Options	All Other Compensation(3)
Name and Principal Position(s)	Year	Salary	Bonus(2)
Jack McGrory(4) Chairman, President and Chief Executive Officer	2003	$—	$—	—	$1,000
Gary B. Sabin(5) Co-Chairman and Chief Executive Officer	2003 2002 2001	$283,332 321,875 75,000	$77,513 — 150,000	— — 762,333	$25,953 29,452 6,239
James Y. Nakagawa(6) Chief Financial Officer	2003 2002 2001	$200,463 170,625 30,000	$81,508 35,000 70,000	— — 307,500	$26,515 24,205 4,521
Richard B. Muir(5) Vice Chairman	2003 2002 2001	$187,500 221,875 50,000	$46,507 — 100,000	— — 697,000	$23,803 24,770 4,896
Graham R. Bullick, Ph.D.(5) President and Chief Operating Officer	2003 2002 2001	$178,207 193,750 37,500	$112,530 — 75,000	— — 314,500	$25,103 25,092 5,114
Mark T. Burton(7) Senior Vice President—Acquisitions	2003 2002 2001	$175,000 171,875 37,500	$46,507 — 75,000	— — 307,500	$21,790 21,915 4,852

(1)
Price Legacy's executive officers received no compensation directly from Price Legacy prior to the Merger of Excel Legacy Corporation and Price Enterprises, Inc. that resulted in the formation of Price Legacy. Prior to the Merger, Excel Legacy paid the compensation of the officers, and Price Enterprises reimbursed Excel Legacy for the operational expenses of Price Enterprises under an administrative services agreement between the companies, which totaled $2,366,300 in 2001. The following table provides information regarding the amounts paid to certain of the Named Executive Officers by Excel Legacy during 2001.

Name	Salary	All Other Compensation
Gary B. Sabin	$225,000	$18,717
Richard B. Muir	150,000	14,688
Graham R. Bullick, Ph.D.	112,500	13,563
James Y. Nakagawa	112,500	13,563
Mark T. Burton	112,500	14,566
(2)
The bonuses represent amounts awarded by the Compensation Committee related to 2002 and 2001 paid by Price Legacy in 2003 and 2002.

(3)
All other compensation consists of medical and dental benefits, life insurance, long-term disability insurance, car allowances and contributions to Price Legacy's 401(k) plan on behalf of the Named Executive Officer.

(4)
Mr. McGrory was appointed Price Legacy's President and Chief Executive Officer on October 15, 2003. Mr. McGrory receives no salary for serving as Chief Executive Officer.

(5)
Messrs. Sabin, Muir and Bullick resigned their positions with Price Legacy on October 15, 2003. In connection with their resignations, Messrs. Sabin, Muir and Bullick entered into resignation and release agreements and a master separation agreement providing for certain benefits from Price Legacy. See "Certain Relationships and Related Transactions."

(6)
Mr. Nakagawa resigned his position with Price Legacy on January 2, 2004.

(7)
Mr. Burton resigned his position with Price Legacy on February 1, 2004.

Aggregated Option Exercises in 2003 and Fiscal Year-End Option Values

        The following table provides information concerning exercises of stock options by each of the Named Executive Officers during 2003, and the number of options and value of unexercised options held by each person on December 31, 2003 (after adjusting such number and value for the impact of Price Legacy's recently completed 1-for-4 reverse stock split).

			Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of Unexercised In-The-Money Options At Fiscal Year-End(1)
Name	Number of Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jack McGrory	—	—	7,251	—	$7,340	—
Gary B. Sabin	—	—	197,752	—	527,392	—
Richard B. Muir	—	—	180,918	—	481,973	—
Graham R. Bullick, Ph.D.	—	—	83,628	—	217,701	—
James Y. Nakagawa	—	—	33,209	—	86,687	—
Mark T. Burton	—	—	81,878	—	212,731	—

(1)
Calculated by determining the difference between the fair market value of the securities underlying the options and the closing price of Price Legacy's common stock on December 31, 2003.

Compensation Plans

        Price Legacy Stock Option Plans.    The Amended and Restated Price Legacy Corporation 2001 Stock Option and Incentive Plan (Price Legacy Option Plan) provides for the grant to executive officers, other key employees, consultants and directors of Price Legacy of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock, dividend equivalent awards, deferred stock awards, stock payment awards, stock appreciation rights and performance awards. The Price Legacy Option Plan currently provides for aggregate award grants of up to 998,250 shares of common stock, after giving effect to Price Legacy's recently completed 1-for-4 reverse stock split. This aggregate limit automatically increases on January 1 of each calendar year by 10% of the aggregate limit in effect for the immediately preceding calendar year, up to a maximum of 1,250,000 shares of common stock, after giving effect to Price Legacy's recently completed 1-for-4 reverse stock split. In connection with the Merger in September 2001, Price Legacy assumed Excel Legacy's stock option plan, which provided for the grant of a broad variety of stock-based compensation alternatives. The number of shares of common stock and the exercise price underlying each option granted under this plan prior to the Merger were adjusted to reflect the exchange ratio in the Merger. No future grants will be made under this plan. As of April 18, 2004 and after giving effect to Price Legacy's recently completed 1-for-4 reverse stock split, options to purchase an aggregate of 713,351 shares of Price Legacy common stock, at prices ranging from $12.40 to $27.60 were outstanding under the Price Legacy Option Plan and the Excel Legacy stock option plan assumed by Price Legacy in the Merger.

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

Compensation of Directors

        During 2003, each non-employee director of Price Legacy received cash compensation of $15,000 for serving on Price Legacy's Board of Directors. In addition, each non-employee director received $1,000 for each Board of Directors meeting attended in person. Each director who sits on a committee of the Board of Directors also received $500 for each committee meeting attended in person. The Chairman of the Audit Committee received additional annual compensation in the amount of $15,000 for service as Chairman of that committee. In addition to directors fees, each non-employee director of Price Legacy is granted an option to purchase 2,500 shares of Price Legacy common stock on the date the director is first elected to the Board of Directors. At each subsequent annual meeting of stockholders at which the non-employee director is re-elected, the director receives an option to purchase 1,250 shares of Price Legacy common stock.

Committees of the Board of Directors

        Audit Committee.    The Audit Committee, established by the Board of Directors in accordance with the requirements of Section 3(a)(58)(A) of the Exchange Act, consists of Messrs. Wolcott (Chairman), Goldberg and Goodman. During 2003, the Audit Committee consisted of Messrs. Melvin L. Keating, Jack McGrory and Keene Wolcott and held seven meetings. Pursuant to the terms of a written charter adopted by the Board of Directors, the Audit Committee reviews the annual audits of Price Legacy's independent public accountants, reviews and evaluates internal accounting controls, selects Price Legacy's independent public accountants, reviews and passes upon (or ratifies) related party transactions and conducts the reviews and examinations as it deems necessary with respect to the practices and policies of, and the relationship between, Price Legacy and its independent public accountants. All current members of the Audit Committee are independent, as defined in Nasdaq Stock Market qualification standards.

        Compensation Committee.    The Compensation Committee consists of Messrs. Cahill (Chairman) and Galinson. During 2003, the Compensation Committee consisted of Messrs. Reuben S. Leibowitz, James F. Cahill and Murray Galinson and held one meeting. The Compensation Committee reviews compensation of senior officers of Price Legacy and administers its executive compensation policies and stock based compensation plans. All members of the Compensation Committee are independent, as defined in the Nasdaq Stock Market qualification standards.

        Nominating/Corporate Governance Committee.    The Nominating/Corporate Governance Committee was formed in February 2004 and currently consists of Messrs. Wolcott (Chairman), Goldberg and Goodman. The Nominating/Corporate Governance Committee identifies and recommends to the Board of Directors qualified candidates for nomination as directors, develops and recommends to the Board of Directors Price Legacy's corporate governance principles and oversees the evaluation of the Board of Directors and management of Price Legacy. All members of the Nominating/Corporate Governance Committee are independent, as defined in the Nasdaq Stock Market qualification standards.

Compensation Committee Interlocks and Insider Participation

        No interlocking relationship existed during 2003 or currently exists between any member of the Compensation Committee and any member of any other company's Board of Directors or compensation committee.

COMPENSATION COMMITTEE REPORT

        Set forth below in full is the Report of Price Legacy's Compensation Committee regarding the compensation paid by Price Legacy to its executive officers during 2003:

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

        Long-Term Incentives.    Long-term incentives generally include awards of stock options, however under Price Legacy's stock option and incentive plan they may also include a variety of stock-based compensation alternatives such as restricted stock, dividend equivalent awards, deferred stock awards, stock payment awards, stock appreciation rights and performance awards. The objective for the awards is to closely align executive interests with the longer term interests of stockholders. These awards, which are at risk and dependent on the creation of incremental stockholder value or the attainment of cumulative financial targets over several years, represent a portion of the total compensation opportunity provided for the executive officers. Award sizes are based on individual performance, level of responsibility, the individual's potential to make significant contributions to Price Legacy and award levels at other similar companies.

Compensation of Chief Executive Officer

        During 2003, Gary B. Sabin served as Price Legacy's Chief Executive Officer until October 15, 2003, and Jack McGrory served as Price Legacy's Chief Executive Officer beginning October 15, 2003. During 2003, prior to his resignation, Mr. Sabin was compensated pursuant to an employment agreement with Price Legacy at an annual rate of $325,000. Mr. Sabin was eligible to participate in Price Legacy's stock option and incentive plan. Mr. McGrory receives no salary from and is not party to any employment agreement with Price Legacy in connection with serving as Price Legacy's Chief Executive Officer. Mr. McGrory is eligible to participate in Price Legacy's stock option and incentive plan.

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

James F. Cahill Murray Galinson January 16, 2004

PERFORMANCE GRAPH

        The following performance graph compares the performance of Price Legacy's common stock to the Nasdaq Combined Composite Index and to the published National Association of Real Estate Investment Trust's All Equity Total Return Index, or the NAREIT Equity Index, in each case for the period commencing December 31, 1998 through December 31, 2003. The NAREIT Equity Index includes all tax qualified REITs listed on the New York Stock Exchange, the American Stock Exchange and the Nasdaq National Market. The graph assumes that the value of the investment in Price Legacy's common stock and each index was $100 at December 31, 1998 and that all dividends were reinvested. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of shares of Price Legacy's common stock, Series A preferred stock and Series 1 preferred stock as of April 29, 2004 and after giving effect to Price Legacy's recently completed 1-for-4 reverse stock split by: (1) each director and nominee for director; (2) each of the Named Executive Officers; (3) all executive officers and directors of Price Legacy as a group; and (4) all other stockholders known by Price Legacy to be beneficial owners of more than five percent of its common stock, Series A preferred stock or Series 1 preferred stock. Except as otherwise indicated, each individual named has a business address of 17140 Bernardo Center Drive, Suite 300, San Diego, California 92128, and has sole investment and voting power with respect to the securities shown.

	Number of Shares Beneficially Owned Percent Beneficially Owned (%)(2)
Name	Common(1)	Series A Preferred	Series 1 Preferred	Common	Series A Preferred	Series 1 Preferred	Percent of Total Voting Power (%)
Jack McGrory(3)(4)(5)(6)	5,818,826	—	—	16.0%	*	*	13.5%
James F. Cahill(3)(4)(5)(7)	6,020,015	—	—	16.6%	*	*	14.9%
Murray Galinson(3)(4)(5)(8)	5,882,825	—	—	16.2%	*	*	14.6%
Charles L. Goldberg(9)	8,330	—	—	*	*	*	*
Robert N. Goodman(10)	2,500	—	—	*	*	*	*
Keene Wolcott(11)	17,500	—	—	*	*	*	*
Gary B. Sabin	199,551	—	—	*	*	*	*
Richard B. Muir	211,419	—	—	*	*	*	*
Graham R. Bullick, Ph.D.	76,191	—	—	*	*	*	*
James Y. Nakagawa	7,503	400	—	*	*	*	*
Mark T. Burton	90,088	—	—	*	*	*	*
The Price Group(12)	3,199,413	—	—	8.8%	*	*	7.9%
The Price Family Charitable Fund	2,045,152	—	—	5.6%	*	*	5.1%
The Price Family Charitable Trust	4,200,000	—	—	11.6%	*	*	10.5%
Robert & Allison Price Charitable Trust	2,098,496	—	—	5.8%	*	*	5.3%
Sol Price(3)(4)(5)(13)	10,272,798	—	—	28.3%	*	*	25.6%
Robert E. Price(3)(4)(5)(14)	9,351,941	—	570	25.7%	*	*	23.3%
Helen Price(4)	2,045,152	—	—	5.6%	*	*	5.1%
Allison Price(4)(5)(15)	6,123,559	—	—	16.9%	*	*	15.4%
William Gorham(4)(5)	2,582,839	—	—	7.1%	*	*	6.5%
Joseph Satz(3)(4)(5)	5,804,863	—	—	16.0%	*	*	14.4%
Kathy Hillan(3)(4)(5)	5,792,263	—	—	15.9%	*	*	14.4%
The 520 Group LLC	9,668,296	—	—	26.2%	*	*	22.7%
Mark Daitch(16)(17)	9,671,701	—	—	26.2%	*	*	22.7%
Barry McComic(17)	9,668,296	—	—	26.2%	*	*	22.7%
Charles T. Munger(18)	—	2,000,000	—	*	30.8%	*	*
All executive officers and directors as a group (8 persons)	6,415,470	—	—	17.5%	*	*	15.2%

*
Less than 1%.

(1)
Includes the following shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of April 29, 2004: Mr. McGrory—7,250; Mr. Cahill—5,000; Mr. Galinson—5,000; Mr. Goldberg—2,500; Mr. Goodman—2,500; and Mr. Wolcott—5,000; Mr. Sabin—7,168; Mr. Muir—180,918; Dr. Bullick—75,002; Mr. Nakagawa—2,000; Mr. Burton—81,878.

(2)
Percentages are based on 36,278,344 shares of common stock, 6,491,494 shares of Series A preferred stock and 2,492,463 shares of Series 1 preferred stock outstanding as of April 29, 2004, plus, for each person, the shares that would be issued assuming that person exercises all options held that are exercisable within 60 days of April 29, 2004.

(3)
Jack McGrory, James F. Cahill, Murray Galinson, Kathy Hillan and Joseph Satz are co-managers, and Sol Price and Robert E. Price are managers of The Price Group LLC. As such, for purposes of this table, they are each deemed to beneficially own 3,140,994 shares of common stock, including 58,419 shares of common stock issuable upon the exercise of a currently exercisable warrant, held by The Price Group. Each of Sol Price, Robert E. Price, James F. Cahill, Murray Galinson, Jack McGrory Kathy Hillan and Joseph Satz has shared voting and dispositive power with respect to, and disclaims beneficial ownership of, the shares held by The Price Group. The business address for Jack McGrory, James F. Cahill, Murray Galinson, Sol Price, Robert E. Price, Kathy Hillan and Joseph Satz is c/o The Price Entities, 7979 Ivanhoe Avenue, Suite 520, La Jolla, California 92037.

(4)
Jack McGrory, James F. Cahill, Murray Galinson, Sol Price, Robert E. Price, Allison Price, Helen Price, William Gorham, Kathy Hillan and Joseph Satz are directors of The Price Family Charitable Fund. As such, for purposes of this table, they are each deemed to beneficially own 2,045,152 shares of common stock held by the Charitable Fund. Each of Sol Price, Robert E. Price, James F. Cahill, Murray Galinson, Jack McGrory, Allison Price, William Gorham, Kathy Hillan and Joseph Satz has shared voting and dispositive power with respect to, and disclaims beneficial ownership of, the shares held by the Charitable Fund. The business address for Allison Price, Helen Price and William Gorham is c/o The Price Entities, 7979 Ivanhoe Avenue, Suite 520, La Jolla, California 92037.

(5)
Jack McGrory, James F. Cahill, Murray Galinson, Sol Price, Robert E. Price, Allison Price, William Gorham, Kathy Hillan, and Joseph Satz are directors of San Diego Revitalization Corp. As such, for purposes of this table, they are each deemed to beneficially own 522,498 shares of common stock held by San Diego Revitalization. Each of Sol Price, Robert E. Price, James F. Cahill, Murray Galinson, Jack McGrory, Allison Price, William Gorham, Kathy Hillan and Joseph Satz has shared voting and dispositive power with respect to, and disclaims beneficial ownership of, the shares held by the San Diego Revitalization.

(6)
Includes 2,524 shares of common stock held by Mr. McGrory as custodian for his minor children. Mr. McGrory disclaims beneficial ownership of such shares.

(7)
Includes 4,616 shares of common stock held by Mr. Cahill as custodian for his minor children and 101,360 shares of common stock held by trusts in which Mr. Cahill is a trustee. Mr. Cahill has shared voting and dispositive power with respect to, and disclaims beneficial ownership of, the shares held by the trusts.

(8)
Includes 47,250 shares of common stock held by the Galinson Charitable Remainder Trust 2, 22,099 shares of common stock held by the Murray and Elaine Galinson Family Trust, 10,500 shares of common stock held by the Galinson Family Partnership, 3,743 shares of common stock held by Kindervest and 1,969 shares of common stock held by Mr. Galinson's spouse. Mr. Galinson disclaims beneficial ownership of such shares.

(9)
Mr. Goldberg's business address is 2100 Symphony Towers, 750 B Street, San Diego, California 92101.

(10)
Mr. Goodman's business address is 10880 Wilshire Blvd., Suite 1420, Los Angeles, California 90024.

(11)
Mr. Wolcott's business address is 4545 North Lane, Del Mar, California 92014.

(12)
Includes 58,419 shares of common stock issuable upon the exercise of a currently exercisable warrant and 25,200 shares of Series A preferred stock held by an entity controlled by the Price Group.

(13)
Includes 4,480,535 shares of common stock held by trusts of which Sol Price is a trustee, and as to which Sol Price has sole voting and dispositive power.

(14)
Includes 3,555,909 shares of common stock held by trusts of which Robert E. Price is a trustee. Robert E. Price has shared voting and dispositive power with respect to such shares. Also includes 570 shares of Series A preferred stock held by Robert E. Price through a retirement plan and 3,769 shares of common stock held by Robert E. Price as custodian for his minor children.

(15)
Includes 3,555,909 shares of common stock held by trusts of which Allison Price is a trustee. Allison Price has shared voting and dispositive power with respect to such shares.

(16)
Includes 1,928 shares of common stock held by Mr. Daitch as custodian for his minor children. Mr. Daitch disclaims beneficial ownership of such shares.

(17)
Mr. Daitch and Mr. McComic are managers of The 520 Group, LLC. As such, for purposes of this table, they are each deemed to beneficially own 9,668,296 shares of common stock, including 625,000 shares of common stock issuable upon the exercise of a currently excercisable warrant, held by The 520 Group LLC. The business address for Mark Daitch and Barry McComic is c/o The 520 Group LLC, 7979 Ivanhoe Avenue, Suite 520, La Jolla, California 92037

(18)
Includes 15,000 shares of Series A preferred stock owned by Charles T. Munger, 92,115 shares of Series A preferred stock owned by Philip B. Munger, 1,275,000 shares of Series A preferred stock held by NBACTMC Partnership, 287,040 shares of Series A preferred stock held by Alfred C. Munger Trusts and 330,845 shares of Series A preferred stock held by Charles T.

  and Nancy B. Munger Trusts. This information is based solely upon information contained in a Schedule 13G filed with the SEC on behalf of the foregoing individuals and entities on February 5, 1999. Charles T. Munger's business address is 355 South Grand Avenue, 34th Floor, Los Angeles, California 90071.

Equity Compensation Plan Information

        The following table sets forth information regarding all of Price Legacy's equity compensation plans as of December 31, 2003.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)(1)(2)
Equity compensation plans approved by security holders	777,736	$13.20	118,749
Equity compensation plans not approved by security holders(3)	—	—	—
Total	777,736	$13.20	118,749

(1)
Includes information related to the Price Legacy Option Plan and the Excel Legacy stock option plan that was assumed by Price Legacy in the Merger. The information presented reflects the impact of Price Legacy's recently completed 1-for-4 reverse stock split.

(2)
The number of securities remaining available for future issuance under the Price Legacy Option Plan automatically increases on January 1 of each calendar year by 10% of the aggregate limit in effect for the immediately preceding calendar year, up to a maximum of 1,250,000 shares of Price Legacy common stock, after giving effect to Price Legacy's recently completed 1-for-4 reverse stock split.

(3)
Price Legacy maintains no equity compensation plans not approved by security holders.

Item 13. Certain Relationships and Related Transactions

Recapitalization Transaction

        On March 12, 2004, Price Legacy completed a recapitalization transaction in which it (1) exchanged, at the election of the holder, either 4.2 shares of common stock (or 1.05 shares of common stock after giving effect to a 1-for-4 reverse stock split) or one share of Series 1 preferred stock for each outstanding share of Price Legacy's Series A preferred stock, (2) exchanged 1.39 shares of common stock (or 0.3475 of a share of common stock after giving effect to the 1-for-4 reverse stock split) for each outstanding share of Price Legacy's Series B preferred stock and (3) amended and restated its charter to (a) effect a 1-for-4 reverse stock split of its common stock, (b) designate and establish the terms of the Series 1 preferred stock issued in exchange for shares of Series A preferred stock, (c) eliminate the Series B preferred stock following its exchange for common stock, (d) modify the manner of election of its directors and (e) change the capital stock it is authorized to issue to provide sufficient shares to complete the recapitalization transaction. In the recapitalization transaction, Price Legacy exchanged shares of its common stock for all of the shares of Series A preferred stock held by its officers and directors, all of the shares of Series A preferred stock and Series B preferred stock held by persons and entities affiliated with The Price Group LLC and all of the shares of Series B preferred stock held by The 520 Group LLC.

Warburg Pincus Stock Sale

        On January 5, 2004 and prior to the effectiveness of Price Legacy's 1-for-4 reverse stock split, The 520 Group LLC purchased all of the securities of Price Legacy held by certain entities affiliated with E.M. Warburg Pincus, LLC, including 17,985,612 shares of Series B preferred stock, 5,000,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock. In connection with the completion of the stock sale, Reuben S. Leibowitz and Melvin L. Keating, former directors of Price Legacy appointed by the Warburg Pincus entities, resigned from Price Legacy's board of directors. In addition, the registration rights associated with the Price Legacy securities sold by the Warburg Pincus entities were also transferred to The 520 Group LLC, and Price Legacy entered into an amended and restated registration rights agreement with The 520 Group LLC.

Management Resignations; Termination and Release Agreement

        Messrs. Sabin, Muir, Bullick and Ottesen, former members of Price Legacy's senior management, resigned from their positions with Price Legacy effective October 15, 2003, including the resignation of Messrs. Sabin and Muir from Price Legacy's board of directors. In connection with their resignations, Price Legacy entered into a resignation and release agreement providing for the following:

  •
  Price Legacy agreed to pay to each of Messrs. Sabin, Muir, Bullick and Ottesen his base salary and accrued vacation pay through October 15, 2003 and to reimburse all business expenses incurred through October 15, 2003 in accordance with Price Legacy's standard policies;

  •
  Price Legacy agreed to maintain for each of Messrs. Sabin, Muir, Bullick and Ottesen, their spouses and dependents, until October 15, 2004, the medical, hospitalization, dental, disability and life insurance programs in which the officers, their spouses and dependents were participating immediately prior to October 15, 2003 at the current levels;

  •
  all options to purchase shares of Price Legacy's capital stock granted to Messrs. Sabin, Muir, Bullick and Ottesen became fully vested as of October 15, 2003 and will continue to be outstanding and exercisable, and the expiration date of such options will be extended until October 15, 2004;

  •
  each of Messrs. Sabin, Muir, Bullick and Ottesen will receive any other rights, compensation and/or benefits as may be due to them under the terms and provisions of Price Legacy's 401(k) Plan;

  •
  any restrictions on the ability of Messrs. Sabin, Muir, Bullick or Ottesen to engage in any activities, directly or indirectly, in competition with Price Legacy, or to make any investment in competition with Price Legacy contained in their employment agreements were terminated; and

  •
  Messrs. Sabin, Muir, Bullick and Ottesen, on the one hand, and Price Legacy, on the other hand, provided customary mutual releases of claims for events occurring prior to October 15, 2003.

        In connection with these resignations, Price Legacy also entered into a master separation agreement with Messrs. Sabin, Muir, Bullick and Ottesen that established certain additional arrangements between Price Legacy and the resigning officers, including:

  •
  the purchase by Price Legacy of 2,267,000 shares of common stock held by Mr. Sabin and certain related entities for a purchase price of $4.00 per share, which occurred on October 23, 2003, and the application of the proceeds to pay the purchase price of the real estate transactions described below;

  •
  the sublease by Price Legacy of Price Legacy's interest in the Excel Centre Office Building and a grant by Price Legacy of the right to purchase all of Price Legacy's rights and interest in the Excel Centre Office Building for an aggregate purchase price equal to $14.7 million;

  •
  the sale by Price Legacy of real estate known as the Redhawk II land, including the assignment by Price Legacy of all plans and entitlements related to the Redhawk II land, for an aggregate purchase price equal to $4,754,082; and

  •
  a lease by Price Legacy of the office space in the Excel Centre Office Building that is used by Price Legacy for its corporate headquarters at market rates and other terms mutually agreed by the parties.

Indebtedness of Management

        In 1998, Excel Legacy loaned to some of its officers, including certain of the Named Executive Officers, an aggregate amount of approximately $10.9 million representing approximately 50% of the purchase price of shares of Excel Legacy common stock purchased by the officers at that time. Price Legacy assumed the loans receivable from these officers in the Merger. Following the Merger, the loans were secured by shares of Price Legacy common stock owned by the officers. Loans to some of the officers were recourse against the officers in the amount of any deficiency between the value of the pledged shares of Price Legacy common stock and the outstanding balance of the loan. The remaining loans were non-recourse, but were secured by the pledged shares of Price Legacy common stock. One of the officers used personal funds to repay his loan in its entirety prior to maturity. The remaining loans matured on March 31, 2003. On that date, Price Legacy acquired from the officers with non-recourse loans the common stock pledged as collateral and cancelled the officers' remaining obligations under the loans. In the case of the recourse loans, Price Legacy acquired from the officers the common stock pledged as collateral, and the officers repaid the remaining balance of their loans.

        The following table provides, with respect to each executive officer who had a loan from Price Legacy described above, the outstanding balance of the loan at maturity, the number of pledged shares surrendered to Price Legacy, and the recourse payment from the officer to Price Legacy (if any).

Name	Outstanding Loan Balance at Maturity	Pledged Shares Surrendered at Maturity	Recourse Payment (if any)
Gary B. Sabin	$4,586,188	1,016,899	—
Richard. B. Muir	1,472,394	305,666	—
Graham R. Bullick, Ph.D.	1,542,394	306,027	$62,782
Mark T. Burton	1,542,394	322,754	—
James Y. Nakagawa(1)	—	—	—
S. Eric Ottesen	1,542,394	308,619	53,062
Ronald. H. Sabin(2)	1,612,394	341,413	—
David A. Lund(3)	1,441,767	306,012	—

(1)
Mr. Nakagawa repaid his loan with personal funds prior to maturity. Mr. Nakagawa's outstanding loan balance was $40,331 at the time of repayment.

(2)
Ronald H. Sabin is a former officer of Excel Legacy who resigned prior to the merger, and the brother of Gary B. Sabin, former Co-Chairman and Chief Executive Officer of Price Legacy. Ronald H. Sabin's loan was secured by 341,413 shares of Price Legacy common stock and recourse against Mr. Ronald Sabin in the amount of $122,281. Upon maturity, Price Legacy acquired the 341,413 pledged shares and cancelled the remaining obligations under his loan, including the recourse amount.

(3)
David A. Lund is a former officer of Excel Legacy who resigned prior to the merger. Mr. Lund's loan was unsecured and recourse against Mr. Lund in the full amount of the loan. Price Legacy acquired 306,012 shares of Price Legacy common stock owned by Mr. Lund and cancelled the remaining obligations under his loan.

Item 14. Principal Accountant Fees and Services

        The aggregate fees billed to Price Legacy by PricewaterhouseCoopers LLP, its principal accountant, for the indicated services for each of the last two fiscal years were as follows (in thousands):

	2002	2003
Audit Fees(1)	$171,650	$218,124
Audit-Related Fees(2)	34,235	-0-
Tax Fees(3)	53,699	79,324
All Other Fees(4)	52,000	116,877

(1)
Audit Fees consist of the audit of Price Legacy's annual financial statements included in Price Legacy's Annual Report on Form 10-K and Annual Report to Stockholders, review of interim financial statements included in Price Legacy's Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)
Audit-Related Fees consist of fees for assurance and related services performed by Price Legacy's independent accountants that are reasonably related to the performance of the audit or review of Price Legacy's financial statements, including employee benefit plan audits; due diligence related to acquisitions; and consulting on financial accounting/reporting standards.

(3)
Tax Fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning, including preparation of tax returns for Price Legacy and its consolidated subsidiaries; refund claims; payment planning; tax audit assistance; and tax work stemming from audit-related items.

(4)
All Other Fees consist of other permissible work performed by Price Legacy's independent accountant that does not meet with the above category descriptions.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE LEGACY CORPORATION
DATED: April 29, 2004	By:	/s/ JACK MCGRORY Name: Jack McGrory Title: Chief Executive Officer (Principal Executive Officer)
DATED: April 29, 2004	By:	/s/ JEFFREY R. FISHER Name: Jeffrey R. Fisher Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Description

31.1	Certifications of Price Legacy's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

QuickLinks

PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
Summary Compensation Table
Aggregated Option Exercises in 2003 and Fiscal Year-End Option Values
COMPENSATION COMMITTEE REPORT
PERFORMANCE GRAPH
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
SIGNATURES
EXHIBIT INDEX Description