Form 10-Q
period 2004-03-31
PRICE LEGACY CORP
filed 2004-05-10
CIK 929647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

The registrant had 36,615,994 shares of common stock, par value $.0004 per share, outstanding at May 4, 2004.

PRICE LEGACY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRICE LEGACY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	March 31 2004	December 31 2003
	(unaudited)
Real estate assets
Land and land improvements	$415,555	$410,207
Building and improvements	680,073	670,050
Construction in progress	3,030	582
	1,098,658	1,080,839
Property held for sale	70,461	70,988
Less accumulated depreciation	(59,825)	(54,836)
	1,109,294	1,096,991

Investment in unconsolidated real estate joint ventures	—	4,113
Cash and cash equivalents	8,204	7,631
Restricted cash	13,214	11,288
Accounts receivable, net of allowance of $1,620 and $1,415	7,545	7,440
Notes receivable	10,311	10,311
Deferred rents	11,684	11,161
Other assets	21,850	21,953
Total assets	$1,182,102	$1,170,888

See accompanying notes.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31 2004	December 31 2003
	(unaudited)
Liabilities
Mortgages and notes payable	$545,895	$483,675
Capital lease payable on property held for sale	11,706	11,706
Revolving line of credit	18,860	69,100
	576,461	564,481
Accounts payable and other liabilities	30,425	29,945
Total liabilities	606,886	594,426

Commitments and contingencies

Minority interests	1,608	1,608

Stockholders’ equity
Series A Preferred Stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 6,491,494 and 27,434,166 shares issued and outstanding	94,557	399,615
Series 1 Preferred Stock, cumulative, redeemable, $0.0001 par value, 15,218,506 shares authorized, 2,942,463 shares issued and outstanding at March 31, 2004	47,227	—
Series B Preferred Stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 24,125,208 shares issued and outstanding at December 31, 2003	—	131,023

Common stock, $0.0004 par value, 106,931,723 shares authorized, 36,283,973 issued and outstanding at March 31, 2004; $0.0001 par value, 94,691,374 shares authorized, 8,690,414 issued and outstanding at December 31, 2003	15	3
Additional paid-in capital	641,103	176,431
Accumulated other comprehensive loss	(2,234)	(1,479)
Retained deficit	(207,060)	(130,739)
Total stockholders’ equity	573,608	574,854
Total liabilities and stockholders’ equity	$1,182,102	$1,170,888

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited - amounts in thousands, except per share data)

	First Quarter Three Months Ended March 31
	2004	2003

Rental revenues	$31,987	$31,024

Expenses
Operating and maintenance	5,840	6,008
Property taxes	4,041	3,669
Depreciation and amortization	5,629	4,157
General and administrative	1,485	1,984
Total expenses	16,995	15,818

Operating income	14,992	15,206

Interest and other
Interest expense	(6,911)	(6,467)
Interest income	45	812
Equity in earnings of joint ventures	62	149
Total interest and other	(6,804)	(5,506)

Income from continuing operations	8,188	9,700

Discontinued operations:
Income from operations	161	209
Net loss on sale of real estate	—	(211)
Gain (loss) on discontinued operations	161	(2)

Net income before (loss) gain on sale of real estate and investments	8,349	9,698

Net (loss) gain on sale of real estate and investments	(44)	691

Net income	$8,305	$10,389

Dividends to preferred stockholders	(11,814)	(12,360)
Preferred stock conversion	(72,812)	—

Net loss applicable to common stockholders	$(76,321)	$(1,971)

Basic and diluted net loss per common share	$(5.58)	$(0.21)

Weighted average common shares outstanding Basic and diluted (see Note 3)	13,668	9,257

Cash dividends paid per preferred share	$.35	$.35

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (unaudited – amounts in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series 1		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares*	Amount

Balance at December 31, 2003	27,434	$399,615	24,125	$131,023	—	—	8,690	$3
Comprehensive income:
Net income	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—
Unrealized loss on interest rate caps	—	—	—	—	—	—	—	—
Total comprehensive income
Dividends on Series A Preferred Stock	—	—	—	—	—	—	—	—
Dividends on Series B Preferred Stock	—	—	398	2,212	—	—	—	—
Common stock issued in legal settlement	—	—	—	—	—	—	160	—
Common stock and Series 1 Preferred Stock issued in exchange for Series A Preferred Stock	(20,943)	(305,058)	—	—	2,942	47,227	18,900	8
Common stock issued in exchange for Series B Preferred Stock	—	—	(24,523)	(133,235)	—	—	8,522	4
Issuance costs associated with Recapitalization Transaction	—	—	—	—	—	—	—	—
Common stock options exercised	—	—	—	—	—	—	12	—

Balance at March 31, 2004	6,491	$94,557	—	—	2,942	$47,227	36,284	$15

	Additional Paid-In Capital	Accumulated Comprehensive Loss	Retained Earnings (Deficit)	Total

Balance at December 31, 2003	$176,431	$(1,479)	$(130,739)	$574,854
Comprehensive income:
Net income	––	—	8,305	8,305
Unrealized loss on marketable securities	––	(5)		(5)
Unrealized loss on interest rate caps	––	(750)		(750)
Total comprehensive income				7,550
Dividends on Series A Preferred Stock	––	—	(9,602)	(9,602)
Dividends on Series B Preferred Stock	––	—	(2,212)	—
Common stock issued in legal settlement	2,099	—	—	2,099
Common stock and Series 1 Preferred Stock issued in exchange for Series A Preferred Stock	293,337	—	(35,519)	(5)
Common stock issued in exchange for Series B Preferred Stock	170,524	—	(37,293)	—
Issuance costs associated with Recapitalization Transaction	(1,500)	––	––	(1,500)
Common stock options exercised	212	—	––	212

Balance at March 31, 2004	$641,103	$(2,234)	$(207,060)	$573,608

*Retroactively restated for 1-for-4 reverse stock split

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited - amounts in thousands)

	First Quarter Three Months Ended March 31
	2004	2003
Operating activities
Net income	$8,305	$10,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,629	4,403
Deferred rents	(523)	(909)
Equity in earnings of joint ventures	(62)	(149)
Net loss (gain) on sale of real estate and investments	44	(480)
Changes in operating assets and liabilities:
Accounts receivable and other assets	167	2,505
Accounts payable and other liabilities	519	(1,099)
Net cash provided by operating activities	14,079	14,660

Investing activities
Deposits to restricted cash	(1,926)	(1,666)
Additions to real estate assets	(4,544)	(9,217)
Proceeds from the sale of real estate assets	—	2,902
Distributions from real estate joint ventures	119	87
Advances on notes receivable	—	(14,207)
Repayments on notes receivable	—	12,553
Net cash used in investing activities	(6,351)	(9,548)

Financing activities
Advances from revolving line of credit and notes payable	74,976	28,282
Repayments of revolving line of credit and notes payable	(72,741)	(22,945)
Dividends paid to preferred stockholders	(9,602)	(9,602)
Proceeds from exercise of stock options	212	—
Net cash used in financing activities	(7,155)	(4,265)

Net increase in cash and cash equivalents	573	847

Cash and cash equivalents at beginning of period	7,631	11,471

Cash and cash equivalents at end of period	$8,204	$12,318

Supplemental cash flow information:
Cash paid for interest	$6,782	$7,007

Supplemental schedule of noncash investing and financing activities:
Reduction in joint ventures in connection with purchase of real estate	4,012	––
Assumption of mortgage in connection with purchase of real estate	9,745	––
Preferred stock conversion	72,812	––
Increase to treasury stock for reduction in notes receivable	—	779

See accompanying notes.

PRICE LEGACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2004

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

Accounting Principles

We prepared the financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been omitted.  However, except as disclosed below, there have been no material changes to the information disclosed in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003.  Certain prior year data have been reclassified to conform to the 2004 presentation.

We are responsible for the financial statements included in this document.  The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our latest Annual Report on Form 10-K.

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

Real Estate Assets and Depreciation

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets.  The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended March 31
	2004	2003
Interest incurred	$6,929	$7,135
Interest capitalized	18	525

Cash and Cash Equivalents

We are required to maintain reserves with certain lenders for property taxes, insurance and capital expenditures.  The aggregate amounts of these reserves held by lenders were approximately $13.2 million at March 31, 2004 and $11.3 million at December 31, 2003.  These amounts are reflected as restricted cash on the Consolidated Balance Sheets.

Our restricted cash balances at March 31, 2004 and December 31, 2003 include $2.4 million of restricted funds which represent the proceeds from the sale of vacant land at our property in Hollywood/Oakwood Plaza, FL.  The funds will be held by the lender until the debt is repaid in 2009.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.”  SFAS 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123.  This statement has not had a significant impact on our consolidated financial statements.

We do not record compensation expense for stock options.  The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS 123, as amended by SFAS 148, for our option grants (amounts in thousands, except per share data).

	Three Months Ended March 31
	2004	2003
Net loss applicable to common stockholders:
As reported	$(76,321)	$(1,971)
Deduct: stock based compensation expense determined under fair value method	(36)	(154)
Pro forma	$(76,357)	$(2,125)

	Three Months Ended March 31
	2004	2003
Net loss per share – basic and diluted:
As reported	$(5.58)	$(0.21)
Pro forma	$(5.59)	$(0.23)
Weighted average fair value of options granted during the period	$1.63	—

The FASB is currently considering amending SFAS 123 and APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The proposed standard will require us to record compensation expense for all share based compensation plans.  If adopted, this proposed standard would have a negative impact on our earnings in future periods.  We discuss our stock option plan further in Note 11.

Note 2 – Recapitalization Transaction

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

The Recapitalization Transaction consisted of:

•                  an exchange offer in which we offered to exchange, at the option of the holder, either shares of our common stock or shares of our newly designated Series 1 Preferred Stock for all outstanding shares of  our Series A Preferred Stock

•                  exchange transactions with the holders of all of our outstanding Series B Preferred Stock in which we exchanged 8,521,746 shares of our common stock (after giving effect to the reverse stock split described below) for all of our outstanding shares of Series B Preferred Stock

•                  an amendment and restatement of our charter to, among other things,

•                  effect a 1-for-4 reverse stock split of our common stock

•                  designate and establish the terms of our Series 1 Preferred Stock

•                  eliminate the Series B Preferred Stock following its exchange for common stock

•                  change the manner in which our directors are elected so that the holders of common stock and Series A Preferred Stock, but not the holders of Series 1 Preferred Stock, voting together as a single class, are entitled to elect all of our directors

•                  change our authorized capital stock to provide sufficient shares to complete the Recapitalization Transaction

Our stockholders approved the Recapitalization Transaction at a special meeting of stockholders held on March 11, 2004, and the Recapitalization Transaction was completed on March 12, 2004.  As a result of the Recapitalization Transaction, we issued a total of 27,421,965 shares of common stock (on a post 1-for-4 reverse stock split basis) and 2,942,463 shares of Series 1 Preferred Stock and we retired 20,942,672 shares of Series A Preferred Stock and 24,523,015 shares of Series B Preferred Stock.  After giving effect to the Recapitalization Transaction, we had outstanding 36,283,973 shares of common stock, 6,491,494 shares of Series A Preferred Stock, and 2,942,463 shares of Series 1 Preferred Stock.

On March 12, 2004, we filed Articles of Amendment and Restatement in the State Department of Assessments and Taxation of Maryland effecting the 1-for-4 reverse stock split of our common stock and the other amendments to our charter contemplated by the Recapitalization Transaction.

For accounting purposes, Emerging Issue Task Force (EITF) topic D-42 governs the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock. The exchange of the Series A Preferred Stock for either common stock or Series 1 Preferred Stock is being treated as a redemption and, accordingly, the excess of the fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock on the balance sheet was subtracted from net income to arrive at net loss applicable to common stockholders in the calculation of earnings per share.  Approximately 10.7% of the Series A Preferred Stock was exchanged for Series 1 Preferred Stock and 65.6% of the Series A Preferred Stock was exchanged for common stock, requiring a deduction of approximately $35.5 million from net income to arrive at net loss applicable to common stockholders with the Series 1 Preferred Stock valued at $16.05 per share.

The exchange of the Series B Preferred Stock for common stock is being treated as an induced conversion in accordance with EITF D-42.  The exchange of the Series B Preferred Stock for common stock at a ratio of 1.39 shares of common stock for each share of Series B Preferred Stock resulted in a deduction of approximately $37.3 million from net income to arrive at net loss applicable to common stockholders.

Note 3 – Net Income Per Share

SFAS No. 128, “Earnings per Share,” requires presentation of two calculations of earnings per common share.  Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period.  Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus dilutive potential shares.  Dilutive potential shares are shares assumed to be issued if outstanding stock options were exercised.  All earnings per share amounts have been presented, and where appropriate, restated to reflect these calculations.  The effect of common stock equivalents of 163,162 shares for the three months ended March 31, 2004 was antidilutive and therefore not presented.  We did not have any common stock equivalents for the quarter ended March 31, 2003.

In following the provisions of SFAS 128, we adjusted the computations of basic and diluted earnings per share and the number of common shares outstanding retroactively for all periods presented to reflect our change in capital structure.  The earnings per share for the quarters ended March 31, 2004 and 2003 have been restated to reflect the 1-for-4 reverse stock split of our common stock in the first quarter of 2004 as if it occurred at the beginning of the period.

Note 4 – Real Estate Assets

Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from 1 to 26 years.  Rental revenues include the following (amounts in thousands):

	First Quarter Three Months Ended March 31
	2004	2003
Minimum rent	$23,222	$22,479
Straight-line accrual of future rent	527	487
Expense reimbursements	6,763	6,724
Percentage rent	288	319
Other revenues	1,187	1,015
Rental revenues	$31,987	$31,024

Acquisitions

During the first three months of 2004, we acquired our joint venture partners’ 50% interest in a property in Fresno, CA for $2.8 million.  The purchase price was allocated to land and buildings and we assumed the outstanding mortgage of $9.7 million.

We did not acquire any properties during the first three months of 2003.

Dispositions

There were no dispositions during the first three months of 2004.

During the first three months of 2003, we sold a property in Scottsdale, AZ for $3.0 million, recognizing a net loss of $0.2 million on the sale.  Also during the first three months in 2003, we received payment on three notes receivable related to the sale of our self storage development properties in 2002.  We recognized a gain of $0.7 million on the sales.

Variable Interest Entities

On July 1, 2003, we adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46R).  This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply.  This interpretation focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential reward from the variable interest entity’s assets and activities are the best evidence of control.  Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities.  Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements.

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

	Assets	Liabilities	Minority Interest
1.Orlando Business Park LLC	$28,900	$4,645	$1,013
2.Los Arcos Development, LLC	22,000	—	—

1.               Orlando Business Park LLC, previously classified as a joint venture on our balance sheet, owns land in Orlando, FL held for development or sale.  We guarantee the $4.6 million in debt on the property.  Beginning December 2003, the debt required monthly principal repayments of $1.5 million.  We have been funding these repayments on behalf of the partnership until the loan is paid in full in June 2004.

2.               Los Arcos Development, LLC (an affiliate of Ellman Companies) owns 42 acres of land in Scottsdale, AZ.  Commencing in 1996, non-recourse loans were made by one of our affiliates to Los Arcos Development, LLC to acquire the Scottsdale property.   These loans were previously classified as notes receivable on our balance sheet.  As of January 13, 2004, we entered into loan amendments with Los Arcos Development, LLC to confirm a second priority lien on the Scottsdale property to collateralize the loans and to establish a new maturity date of December 31, 2004.

A separate note receivable from Los Arcos Development, LLC in the aggregate principal amount of $13.0 million was acquired by another affiliate in February 2003.  This note receivable is non-recourse and is collateralized by a first priority lien on the Scottsdale property.

For accounting purposes, the cumulative balance of the notes receivable at March 31, 2004 a $22.0 million which is net of a $29.5 million impairment recorded in the fourth quarter of 2003.  This treatment does not affect the amount which Los Arcos Development, LLC owes to us pursuant to the terms of the loan documents.  This balance is classified as land on our Consolidated Balance Sheets.  Although interest continues to accrue per the terms of the loan documents, we did not accrue interest on the notes for accounting purposes in 2004 and 2003.

The first and second lien loans were further amended in May 2004 to require certain payments on the notes by July 16, 2004, subject to certain extension options through August 31, 2004.  If such payments are timely made, the borrower and its affiliates will receive releases from further liability under the loans, and the liens will be released.  In addition, we granted Ellman Investments, Inc. certain rights to purchase the loans in lieu of making the required payments (with the purchase price in such event approximately equal to the amount of the required payments).

Property Held for Sale

Included in the Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 are the following properties held for sale, which are carried at fair value less costs to sell (amounts in thousands):

		March 31	December 31
Location	Description	2004	2003
Anaheim, CA	Land	$36,493	$37,000
San Diego/Rancho Bernardo, CA	Office Building	15,141	15,141
Farmington, UT	Land	5,880	5,880
Phoenix/One North First Street, AZ	Office Building	5,531	5,551
Hampton, VA	Retail Building	4,629	4,629
Tucson/Marana, AZ	Land	2,787	2,787
Total		$70,461	$70,988

Note 5 – Discontinued Operations

We report discontinued operations for our properties in San Diego/Rancho Bernardo, CA, Hampton, VA, Phoenix/One North First Street, AZ, Anaheim, CA and Farmington, UT which are classified as held for sale.  Also included in the 2003 Consolidated Statements of Operations are the discontinued operations of our properties at Scottsdale, AZ, Inglewood, CA, New Britain, CT, and Northridge, CA which were sold in 2003.  Discontinued operations are summarized as follows (amounts in thousands, except per share data):

	First Quarter Three Months Ended March 31
	2004	2003

Rental revenue	$466	$953
Expenses
Operating and maintenance	157	205
Property taxes	148	150
Depreciation and amortization	—	246
Interest expense	—	143
	305	744
Income from operations	161	209
Net loss on sale of real estate	—	(211)

Net income (loss)	$161	$(2)

Note 6 – Investments in Unconsolidated Real Estate Joint Ventures

As of March 31, 2004 and December 31, 2003, we had the following investments in unconsolidated joint ventures which we accounted for under the equity method of accounting (amounts in thousands):

		March 31	December 31
Joint Venture	Ownership%	2004	2003
Blackstone Ventures I	50%	—	$2,469
3017977 Nova Scotia Company	55%	—	1,600
Other	Various	—	44
Total		—	$4,113

In March 2004, we paid $2.8 million to purchase our partners’ 50% share of Blackstone Ventures I.  We assumed the outstanding mortgage of $9.7 million.

During the first quarter of 2004, we sold our investment in 3017977 Nova Scotia Company to affiliates associated with the Ellman Companies.  In consideration, we added $1.6 million to an existing note receivable due from Los Arcos Development, LLC.  This note receivable is consolidated and recorded as land on our Consolidated Balance Sheet in accordance with FIN 46R.

Also in the first quarter of 2004, we disposed of a joint venture investment in an apartment complex and recognized a loss on the disposal of $44,100.

Note 7 – Notes Receivable

As of March 31, 2004 and December 31, 2003, we had the following notes receivable outstanding related to various real estate developments and related businesses (amounts in thousands):

	March 31	December 31
Note Receivable	2004	2003
Arizona Hockey Management/Ellman Holdings	$9,500	$9,500
Other	811	811
Total	$10,311	$10,311

The notes generally do not require cash payments of interest until specified futures dates, typically when developments are completed or sold.

Of the $10.3 million outstanding, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Affiliates) represented an aggregate outstanding principal balance, for accounting purposes, of approximately $9.5 million.  The outstanding balance is net of a $12.9 million impairment recorded in the fourth quarter of 2003 to reflect the fair value of the notes in connection with management’s plan to sell our non-core assets.  These notes receivable from the Ellman Affiliates are collateralized by a pledge of certain Ellman Affiliates’ distributions from a holding company that owns the Phoenix Coyotes hockey team and other related assets.  These loans were made at a time when the Ellman Affiliates intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property owned by Los Arcos Development, LLC.

As a result of delays at the Scottsdale property, the Ellman Affiliates elected to pursue an alternative site for the hockey arena in Glendale, AZ.  In December 2002, the Ellman Affiliates and the other investors involved in the ownership of the Phoenix Coyotes entered into a series of transactions in which the Phoenix Coyotes hockey team and related real estate development assets were consolidated for the purpose of assisting in obtaining additional financing.  The sale of equity interests in the holding company could generate proceeds to help repay our notes.  However, it is unclear at this time the impact the structure will have on the repayment of our loans made to the Ellman Affiliates in connection with their acquisition of the Phoenix Coyotes.   Although interest continues to accrue per the terms of the notes, we stopped accruing interest on the loans for accounting purposes when the development projects were consolidated into the holding company.

As of January 13, 2004, we entered into loan amendments with the Ellman Affiliates to, among other things, incorporate the pledge of certain Ellman Affiliates’ distributions from the holding company collateralizing the loans and set forth the new maturity date of the loans as December 31, 2004.

In May 2004, we entered into further agreements with the Ellman Affiliates to permit a release of the Ellman Affiliates from further liability under the loans in exchange for a nominal payment, provided that certain other obligations of the Ellman Affiliates owed to us, including the obligations to make the payments arising with respect to the notes receivable described in Note 4 have been satisfied, and provided further that the Ellman Affiliates deliver documents satisfactory to us releasing and indemnifying us from liabilities with respect to our various transactions with the Ellman Affiliates.

Note 8 – Debt

We had the following debt outstanding at March 31, 2004 and December 31, 2003 (amounts in thousands):

	March 31 2004	December 31 2003
Mortgages on five properties in Florida bearing interest at fixed rates ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$158,268	$158,668

Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points (2.07% at March 31, 2004). The mortgage is collateralized by five of our properties and matures July 2004	121,375	121,375

Mortgages and notes payable on seven properties bearing interest ranging from 2.59% to 8.45%. The loans are collateralized by the properties and mature on various dates between October 2004 and February 2017	98,097	88,779

Mortgage on a property in Pentagon City, VA bearing interest at LIBOR plus 145 basis points (2.54% at March 31, 2004). The loan is collateralized by the property and matures February 2009	60,000	—

Capital lease arrangements with an individual on two properties. The capital leases have effective interest rates of 4.43% and 7.36% and mature in December 2004 and June 2005. One lease for $19.3 million was repaid in April 2004	31,006	31,006

Construction loan outstanding bearing interest at LIBOR plus 310 basis points (4.19% at March 31, 2004). The loan is due March 2005 and is collateralized by a retail center in Newport, KY (see below)	28,500	28,500

Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 130 basis points (2.39% at March 31, 2004). The loan is collateralized by the property and matures June 2008	22,100	22,100

Construction loan payable to a bank bearing interest at LIBOR plus 150 basis points (2.59% at March 31, 2004). The loan matures in November 2004 and is collateralized by the project in Temecula, CA. This loan was refinanced with a new lender in April 2004	21,068	20,929

	March 31 2004	December 31 2003
Revolving $25.0 million credit facility bearing interest at LIBOR plus 150 to 200 basis points (2.89% at March 31, 2004), maturing September 2004 (see below)	18,860	69,100

Construction loan payable to a bank bearing interest at LIBOR plus 185 basis points (2.94% at March 31, 2004). The loan matures in March 2005 and is collateralized by the project in Orlando, FL	12,542	10,466

Note payable to a bank bearing interest at LIBOR plus 375 basis points (4.84% at March 31, 2004). Principal and interest is due at a rate of $1.5 million per month until paid in full in June 2004. The loan is collateralized by land in Orlando, FL	4,645	8,821

Note payable outstanding on a $4.7 million facility related to Newport, KY. This loan was paid in full in March 2004	—	4,737

Total	$576,461	$564,481

We were in compliance with all convenants on our credit facility at March 31, 2004.  In 2004, we plan to use cash flow from operations to fund our recurring debt service obligations.

In February 2004, we amended our credit facility, repaid $60.0 million and Wells Fargo Bank assumed the amended facility.  The amended facility provides for a maximum borrowing of $25.0 million.  This amendment was intended to provide financing through the completion of the Recapitalization Transaction (see Note 2).  In April 2004, we entered into a new $50.0 million credit facility with Wells Fargo Bank.  The new facility has a 3-year term and has a current interest rate of LIBOR plus 155 basis points.  The LIBOR rate add-on may vary between 118 and 170 basis points based on our leverage and other financial ratios.  The new facility also can be increased by $25.0 million to allow up to $75.0 million of borrowings.

We have a 65% interest in Newport on the Levee, LLC (Newport) that owns a retail project in Newport, KY.  In addition to the $28.5 million construction loan in the above table, the City of Newport has issued two series of public improvement bonds.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows:  (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds are guaranteed by us, by

Newport, and the third party co-developers of the project.  Newport has drawn on $46.8 million of the bonds at March 31, 2004.

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

We also use derivatives to protect the fair value of existing or anticipated fixed-rate debt.  During 2002, we had five amortizing swaps with approximately $161 million current notional value protecting the fair value of approximately $161 million fixed-rate debt from changes in value attributable to interest rate movement.  In October 2002, we sold our five Interest Rate Swap Agreements back to the counter party for a $13.8 million gain and will amortize the gain over the fixed-rate debt’s remaining life through 2009 to 2010.  The remaining deferred gain of $11.3 million is included with accounts payable and other liabilities on the Consolidated Balance Sheets.

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

Cash flow hedges hedge the future cash outflows of current or forecasted debt.  The interest rate caps described above protect against variability in interest cash outflows above the cap strike rate.  The changes in the fair value of these hedges are reported on the Consolidated Balance Sheets with a corresponding adjustment to either Accumulated Other Comprehensive Income or in earnings, depending on the hedging relationship.  Unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings in the same period or periods that the hedged cash flows affect earnings.  As of March 31, 2004, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $2.2 million.  Within the next twelve months, we estimate that approximately $53,000 will be reclassified from Accumulated Other Comprehensive Loss to earnings as additional interest.

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

Note 10 – Related Party Transaction

During the first quarter of 2004, Mr. Mark Burton, a former member of our senior management, resigned his position with us effective February 1, 2004.  In connection with his resignation, we entered into a consulting and office services agreement whereby Mr. Burton and other employees formerly with our company provide various acquisition and disposition services and related due diligence.  The term of the agreement is for one year ending January 31, 2005.  In connection with this agreement, we paid approximately $33,000 in consulting services for the quarter ended March 31, 2004.

Note 11 – Stock Option Plan

During the first quarter of 2004, we granted 80,000 stock options (on a post 1-for-4 reverse stock split basis) under our 2001 Stock Option and Incentive Plan (the Plan).  As of March 31, 2004, we had reserved 998,250 shares for issuance under the Plan.  We issued no stock options during the first quarter of 2003.

As we stated in Note 1, we follow the provisions of APB No. 25, “Accounting for Stock Issued to Employees.”  In 1997 and 2002, we implemented the disclosure provisions required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for

Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No.123,” respectively, for our stock option plans.  SFAS 123 requires pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the “fair value” method described in that statement.  We estimated the fair value using the Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	Three Months Ended March 31
	2004	2003
Risk free interest rate	4.21%	—
Annual dividend rate	6.59%	—
Volatility factor of the stock price	23.11%	—
Weighted average expected life (years)	10	—

We do not record compensation expense for stock option grants.  The table in Note 1 summarizes results as if we had recorded compensation expense for options granted in 2004.

Note 12 – Subsequent Events

In April 2004, we sold a property in Hampton, VA for net proceeds of approximately $4.6 million.

In April 2004, our TRS sold approximately 1.9 million shares of common stock of Mace Security International (MACE) for $10.7 million.  We will recognize a gain on the sale of approximately $9.2 million in the second quarter of 2004.

In May 2004, we announced that on June 7, 2004, we will redeem 1.0 million shares of our Series A Preferred Stock for the redemption price of $16.00 per share.

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

•                  our ability to successfully complete real estate acquisitions, developments and dispositions

•                  the financial performance of our properties, joint ventures and investments

•                  government approvals, actions and initiatives, including the need for compliance with environmental requirements

•                  our ability to continue to qualify as a real estate investment trust, or REIT

The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements.  Any forward-looking statements should also be considered in light of the information provided in “Factors That May Affect Future Performance” located in our Form 10-K filing for the 2003 fiscal year.  We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In Management’s Discussion and Analysis we explain our general financial condition and results of operations including:

•                  why revenues, costs and earnings changed from the prior period

•                  funds from operations (FFO)

•                  how we used cash for capital projects and dividends and how we expect to use cash for the remainder of 2004

•                  where we plan on obtaining cash for future dividend payments and future capital expenditures

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Preparation of our financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes.  Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies which include revenue recognition, valuation of real estate assets and depreciation, and the disposal or impairment of long-lived assets.  There have been no material changes to these policies in 2004.  We believe that our estimates and assumptions are reasonable based upon historical experience, however, actual results may differ from these estimates under different assumptions or conditions.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the 2003 fiscal year.

Overview

We receive income primarily from rental revenue from open-air shopping center properties, including recoveries from tenants, offset by operating and general and administrative expenses.  During the fourth quarter of 2003, we segregated a number of our non-core assets for disposal.  During the first quarter of 2004, we have continued our efforts to sell our non-core assets and intend to redeploy the proceeds from the disposition of these assets into the acquisition of income-generating properties, the reduction of debt, or the redemption of our Series A Preferred Stock.  Also during the first quarter of 2004, we acquired our joint venture partners’ 50% share of a property in Fresno, CA.  There were no significant dispositions of properties during the first quarter of 2004.

During the first quarter of 2004, we completed a Recapitalization Transaction that resulted in a significant simplification of our capital structure.  In accordance with Emerging Issues Task Force (EITF) topic D-42 which governed this transaction, approximately $72.8 million was deducted from net income to arrive at net loss applicable to common stockholders in the calculation of earnings per share.

Rental Revenues

	Amount (000’s)	Change (000’s)	Percent Change
1st Quarter 2004	$31,987	$963	3%
1st Quarter 2003	31,024

Rental revenues increased $1.0 million to $32.0 million in the first quarter of 2004 compared to the same period in 2003 primarily because:

•                  properties we owned both years generated $0.9 million of additional revenues, primarily due to additional leasing activity at our Miami, FL, and Newport, KY properties and the opening of our Temecula, CA and Orlando/Millenia II, FL properties,  partially offset by vacancies at our Westbury, NY property due to Kmart’s bankruptcy

•                  we acquired our joint venture partners' 50% share of a property in Fresno, CA in March 2004 which generated $0.1 million of additional revenues

Expenses

	Amount (000’s)	Change (000’s)	Percent Change
1st Quarter 2004	$16,995	$1,177	7%
1st Quarter 2003	15,818

Expenses increased $1.2 million to $17.0 million in the first quarter of 2004 compared to 2003 primarily because:

•                  expenses from properties we owned in both years increased $1.7 million, primarily due to additional depreciation expense at our Newport, KY property and additional operating expenses due to the opening of our Temecula, CA and Orlando/Millenia II, FL properties

•                  these increases to expenses were partially offset by a decrease in general and administrative expenses of $0.5 million primarily due to a decrease in salaries and legal expenses

Operating Income

	Amount (000’s)	Change (000’s)	Percent Change
1st Quarter 2004	$14,992	$(214)	-1%
1st Quarter 2003	15,206

Operating income decreased for the first quarter of 2004 compared to the same period in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount (000’s)	Change (000’s)	Percent Change
1st Quarter 2004	$6,911	$444	7%
1st Quarter 2003	6,467

Interest expense increased $0.4 million in the first quarter of 2004 compared to 2003 because during the first quarter of 2004 we had an average of $576.5 million of debt outstanding compared to $547.6 million in the first quarter of 2003.  Our outstanding debt increased mainly due to borrowings on our construction loans.  The increase in interest expense due to the amount of debt outstanding was partially offset by a decrease in interest rates on our variable rate debt.

The weighted average interest rate on our variable rate debt decreased to 2.6% on March 31, 2004 from 3.1% on March 31, 2003.  We discuss our outstanding debt further in “Liquidity and Capital Resources” located elsewhere in this Form 10-Q.

Interest Income

	Amount (000’s)	Change (000’s)	Percent Change
1st Quarter 2004	$45	$(767)	-94%
1st Quarter 2003	812

Interest income decreased $0.8 million in the first quarter of 2004 compared to 2003 primarily because:

•                  we had notes receivable outstanding with other real estate developers which earned $0.7 million in interest income in 2003

•                  interest income on our outstanding cash balances decreased by $0.1 million, mainly due to lower interest rates

Discontinued Operations

We report discontinued operations for our properties in San Diego/Rancho Bernardo, CA, Hampton, VA, Phoenix/One North First Street, AZ, Anaheim, CA and Farmington, UT which are classified as held for sale.  Also included in the 2003 Consolidated Statements of Operations are the discontinued operations of our properties at Scottsdale, AZ, Inglewood, CA, New Britain, CT, and Northridge, CA which were sold in 2003.

During the first quarter of 2003 we sold a property in Scottsdale, AZ for $3.0 million and recognized a net loss of $0.2 million.  This loss is recorded as discontinued operations in the Consolidated Statement of Operations in accordance with Statement of Financial Accounting Standards No. 144.

Gain/Loss on Sale of Real Estate and Investments

During the first quarter of 2004 we disposed of a joint venture investment and recognized a loss on the disposal of $44,100.

During the first quarter of 2003, we received payment on the notes receivable related to the sale of our development self storage properties and recognized additional gains on the sales of $0.7 million.

Funds From Operations (amounts in thousands)

	Three Months Ended March 31
	2004	2003
Net income	$8,305	$10,389
Depreciation and amortization	5,629	4,157
Depreciation and amortization of discontinued operations	—	246
Price Legacy’s share of depreciation of joint ventures	26	179
Depreciation of non-real estate assets	(27)	(31)
Net loss on sale of discontinued operations	—	211
Net loss (gain) on sale of real estate and investments	44	(691)
FFO before preferred dividends	13,977	14,460
Preferred dividends	(11,814)	(12,360)
Preferred stock conversion	(72,812)	—
FFO	$(70,649)	$2,100

Net cash provided by (used in):
Operating activities	$14,079	$14,660
Investing activities	(6,351)	(9,548)
Financing activities	(7,155)	(4,265)
Significant non-cash items:
Preferred stock conversion	$72,812	$—
Series B preferred dividends	2,212	2,758
Deferred rents	531	509

Our Company, as well as real estate industry analysts, generally considers FFO as another measurement of economic profitability for real estate-oriented companies.  The Board of Governors of the National Association for Real Estate Investment Trusts (NAREIT) defines FFO as net income in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization.  We calculate FFO in accordance with the NAREIT definition which also excludes gains (losses) from the sale of investments, and adjusts for preferred dividends.  We believe that FFO is helpful to investors as a measure of our financial performance because, along with cash flow from operating activities, financing activities and investing activities, FFO provides investors with an indication of the ability of a REIT to incur and service debt, to make capital expenditures and to fund other cash needs.  In addition, we believe that FFO provides useful information about our performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.  FFO does not represent the cash flows from operations defined by GAAP, may not be comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.  Excluded from FFO are significant components in understanding our financial performance.

FFO before preferred dividends and preferred stock conversion during the first quarter of 2004 decreased $0.5 million or 3.3% to $14.0 million compared to the first quarter of 2003 primarily because:

•                  decreased interest income reduced FFO $0.8 million

•                  additional interest expense reduced FFO $0.4 million

•                  properties sold or held for sale contributed $0.4 million to FFO in the prior year

•                  these decreases to FFO were partially offset by:

•                  properties we owned in both years increased FFO $0.6 million

•                  decreased general and administrative expenses increased FFO $0.5 million

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

Dividends

As a REIT, we are required to distribute 90% of our taxable income, excluding capital gains, in dividends.  Our Series A Preferred Stock required a quarterly dividend payment of $9.6 million during the first quarter of 2004.  Also during 2004, we declared and issued a dividend of 397,807 additional shares of Series B Preferred Stock.  As of March 31, 2004, we have a federal net operating loss (NOL) carry-forward of approximately $17.1 million, which could be used to offset future taxable income.

As a result of our Recapitalization Transaction, our Series B Preferred Stock was exchanged for shares of common stock.  In addition, based on a final report from the exchange agent in the Series A Exchange Offer, 20,942,672 shares of our Series A Preferred Stock were tendered for exchange in the Series A Exchange Offer for a total of 2,942,463 shares of our Series 1 Preferred Stock and 18,900,219 shares of our common stock (on a post 1-for-4 reverse stock split basis).  In the future, if the dividends we pay to holders of our Series A and Series 1 Preferred Stock are less than 90% of our taxable income (after applying any applicable NOLs), we can declare a dividend to our common stockholders.  Because the Recapitalization Transaction reduced the amount of dividends payable to preferred holders, in the future it will be more likely that we will be required to pay a dividend to our common stockholders in order to distribute 90% of our taxable income.  On April 13, 2004, we announced that our board of directors declared a dividend to our common stockholders of $0.28 per share and we also declared a dividend of $0.35 per share on our Series A Preferred Stock.  We also declared a dividend of $0.16 per share on the Series 1 Preferred Stock, which represents a quarterly dividend of $0.29 per share prorated for the period of March 12, 2004 through April 30, 2004.

If our taxable income is less than the dividends we pay to holders of our Series A and Series 1 Preferred Stock, we are still obligated to pay them.  If we are unable to pay these dividends when due, they accumulate until paid.

In May 2004, we announced that on June 7, 2004, we will redeem 1.0 million shares of our Series A Preferred Stock for the redemption price of $16.00 per share.

Debt

In September 2001, we entered into a $100.0 million unsecured credit facility with Fleet Bank as agent.  In February 2004, we amended the credit facility, repaid $60.0 million and Wells Fargo Bank assumed the amended facility.  The amended facility provides for a maximum borrowing of $25.0 million.  This amendment was intended to provide financing through the completion of the Recapitalization Transaction.  In April 2004, we entered into a new $50.0 million credit facility with Wells Fargo Bank.  The new facility has a 3-year term and an interest rate of LIBOR plus 155 basis points and the rate will be variable, between 118 and 170 basis points based on our leverage and other financial ratios.  We will be able to increase the new facility by $25.0 million to allow up to $75.0 million of borrowings.

Our current credit facility requires us to comply with specified financial covenants, the most restrictive of which relate to fixed charge coverage and leverage.  Covenants in some of our construction loans are also tied to our credit facility.  We were in compliance with all covenants in our credit facility at March 31, 2004.  To the extent that we violate any of these covenants in the future, we would need to obtain waivers from our lenders to maintain compliance.  We cannot assure that any such waivers would be forthcoming.

In 2004 we had or will have the following significant debt financing and maturities:

•                  In January 2004, we obtained a $60.0 million loan secured by our property in Pentagon City, VA.  We used the proceeds to reduce the amount outstanding on our credit facility

•                  In February 2004, we repaid a $4.7 million loan related to our property in Newport, KY.  We repaid the loan through borrowing on our credit facility

•                  In March 2004, a $28.5 million construction loan related to our property in Newport, KY matured.  We extended this loan for one year at the same terms

•                  In April 2004, we refinanced a construction loan related to our property in Temecula, CA with a new lender for $29.0 million

•                  In April 2004, we repaid a $19.3 million capital lease obligation on our Greensburg, IN property with proceeds from the sale of our property in Hampton, VA (approximately $4.6 million) with the balance through a borrowing on our credit facility.  We plan to repay the borrowing on our credit facility with a new $14.2 million loan

•                  In June 2004, a $4.6 million loan related to land we own in Orlando, FL matures.  This loan is guaranteed by us and by our partner.  The loan requires monthly principal repayments of $1.5 million until paid in full.  We have been funding these repayments on behalf of the partnership until it is repaid or we refinance the loan

•                  In July 2004, a $121.4 million loan related to five properties matures.  We plan to refinance this loan

•                  In December 2004, an $11.7 million capital lease related to our office building in San Diego/Rancho Bernardo, CA matures.  We subleased our interest in this property to former members of our senior management and granted them the right to purchase the property.  This right to purchase has been exercised and closing is scheduled for May 2004

We may also refinance additional debt outstanding to obtain more favorable terms.

The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of March 31, 2004 (amounts in thousands):

	Contractual Cash Obligations
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Debt	$576,461	$218,567	$68,368	$29,011	$260,515
Ground lease obligations	26,412	748	1,994	1,994	21,676
Total	$602,873	$219,315	$70,362	$31,005	$282,191

In 2004 we plan to use cash flow from operations to fund our recurring debt service obligations.

Off-Balance Sheet Financing Matters

The City of Newport, KY in 1999 issued two series of public improvement bonds related to our project in Newport, KY.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds are guaranteed by the Newport project, Excel Legacy, and the project’s third party developer.  As of March 31, 2004, Newport had drawn on $46.8 million of the bonds for construction incurred prior to that date.

Growth

We continue to evaluate various properties for acquisition or development and continue to evaluate other investment opportunities in a very competitive real estate market.  We anticipate borrowing available amounts on our credit facility or mortgages to fund any acquisition and development opportunities.  We also anticipate obtaining construction loans to fund our development activities.  During the first quarter of 2004, we paid $2.8 million to purchase our joint venture partners’ 50% interest in a property in Fresno, CA.

Development

We have a significant retail project in Newport, KY.  The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased.  The project opened in October 2001.  At March 31, 2004, the project was approximately 73% occupied, excluding ground leases.  As the project becomes fully leased, there may be capital required to fund the remaining tenant improvements.  We spent $200,000 on tenant improvements during the first quarter of 2004 and estimate spending an additional $1.1 million through the remainder of 2004.

We also have retail development projects in which construction will continue through 2004.  The Temecula, CA project is an open-air retail shopping center with Wal-Mart, Kohl’s and other tenants.  At March 31, 2004, the project was approximately 98% leased.  We plan to develop an historical parcel within this project for approximately $5.0 million.  We spent approximately $200,000 on this development during the first quarter of 2004 and estimate spending an additional $1.0 million through the remainder 2004.  We expect to fund these costs through available cash.

In November 2002, we purchased land adjacent to our retail property in Orlando, FL to develop an open-air retail center.  At March 31, 2004, the project was approximately 61% occupied.  We estimate the total cost of this development to be approximately $19.7 million with an estimated $0.6 million remaining to complete construction, which we will fund through an existing construction loan.

Los Arcos Development, LLC (an affiliate of the Ellman Companies) owns land in Scottsdale, AZ.  Commencing in 1996 loans were made to Los Arcos Development, LLC to acquire this real estate, and we also acquired an additional senior loan secured by the Scottsdale property in 2003 (see Note 4).  At December 31, 2003, we wrote down the value of these notes receivable and recognized an impairment of $29.5 million.  As of March 31, 2004, the outstanding principal balance on the note receivable relating to the Scottsdale property, net of the impairment write down, was approximately $22.0 million and is classified as land on our Consolidated Balance Sheets in accordance with FIN 46R.  We contributed $0.9 million in the first quarter of 2004 for pre-development expenses related to this project, and this sum is included within the indebtedness under the loans.

Orlando Business Park, LLC owns approximately 2,400 acres of land in Orlando, FL.  During 2004 we estimate spending approximately $1.0 million on re-entitlements and plan on funding this amount through a loan or available cash.

Properties Held for Sale

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies.  We may also participate in tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner.  We did not sell any properties during the first quarter ended March 31, 2004. In April 2004, we sold a property in Hampton, VA for $4.8 million.  When we sell an operating property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

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

We are contemplating purchasing various properties and selling certain other properties.  As we sell properties, our cash flows from operations may decrease until the proceeds are reinvested, either into new properties, used to reduce debt, or used for the redemption of our Series A Preferred Stock.

Notes Receivable

We had $10.3 million in principal amount of third party notes receivable outstanding as of March 31, 2004 related to various real estate developments and related businesses.  The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold.  Of the $10.3 million outstanding, notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Affiliates) represent an aggregate outstanding principal balance, for accounting purposes, of approximately $9.5 million.  The outstanding balance is net of a $12.9 million impairment recorded in the fourth quarter of 2003 to reflect the fair value of the notes in connection with management’s plan to sell our non-core assets.  These notes receivable from the Ellman Affiliates are collateralized by a pledge of certain Ellman Affiliates’ distributions from a holding company that owns the Phoenix Coyotes hockey team and other related assets.   These loans were made at a time when the Ellman Affiliates intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property owned by Los Arcos Development, LLC.

As a result of delays at the Scottsdale property, the Ellman Affiliates elected to pursue an alternative site for the hockey arena in Glendale, AZ.  In December 2002, the Ellman Affiliates and the other investors involved in the ownership of the Phoenix Coyotes entered into a series of transactions in which the Phoenix Coyotes hockey team and related real estate development assets were consolidated for the purpose of assisting in obtaining additional financing. The sale of equity interests in the holding company could generate proceeds to help repay our notes.  However, it is unclear at this time the impact the structure will have on the repayment of our loans made to the Ellman Affiliates in connection with their acquisition of the Phoenix Coyotes.   Although interest continues to accrue per the terms of the notes, we stopped accruing interest on the loans for accounting purposes when the development projects were consolidated into the holding company.

As of January 13, 2004, we entered into loan amendments with the Ellman Affiliates to, among other things, incorporate the pledge of certain Ellman Affiliates’ distributions from the holding company collateralizing the three loans and set forth the new maturity date of the loans as December 31, 2004.

In May 2004, we entered into further agreements with the Ellman Affiliates to permit a release of the Ellman Affiliates from further liability under the loans in exchange for a nominal payment, provided that certain other obligations of the Ellman Affiliates owed to us, including the obligations to make the payments arising with respect to the notes receivable described in Note 4 have been satisfied, and provided further that the Ellman Affiliates deliver documents satisfactory to us releasing and indemnifying us from liabilities with respect to our various transactions with the Ellman Affiliates.

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

We had $311.3 million in variable rate debt outstanding at March 31, 2004.  Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $3.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

	Expected Maturity Date as of March 31, 2004
	(dollar amounts in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$10,311	—	—	—	—	—	$10,311	$10,311
Average interest rate	12%	—	—	—	—	—	12%
Debt	$218,567	$35,671	$32,697	$3,343	$25,668	$260,515	$576,461	$569,577
Average interest rate	3%	6%	4%	8%	3%	7%	5%

ITEM 4 – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business that, in the opinion of our management, are not individually or in the aggregate material to our financial statements.

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 12, 2004, we completed a recapitalization transaction (the Recapitalization Transaction) in which we offered to exchange, at the option of the holder, either shares of our common stock or shares of our newly designated Series 1 Preferred Stock for all outstanding shares of our Series A Preferred Stock and exchanged shares of our common stock for all of our outstanding shares of Series B Preferred Stock.  As part of the Recapitalization Transaction, we also amended and restated our charter to, among other things:

•                  effect a 1-for-4 reverse stock split of our common stock

•                  designate and establish the terms of our Series 1 Preferred Stock issued in exchange for some of our Series A Preferred Stock

•                  eliminate the Series B Preferred Stock following its exchange for common stock

•                  change the manner in which our directors are elected so that the holders of common stock and Series A Preferred Stock, but not the holders of Series 1 Preferred Stock, voting together as a single class, are entitled to elect all of our directors

•                  change our authorized capital stock to provide sufficient shares to complete the Recapitalization Transaction

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of stockholders on March 11, 2004 at which our stockholders approved the Recapitalization Transaction.  As of the record date for the meeting, we had 35,427,325 shares of common stock, 27,434,166 shares of Series A Preferred Stock and 24,125,207 shares of Series B Preferred Stock outstanding.  In approving the Recapitalization

Transaction, our stockholders approved the following matters, and each matter received the votes indicated:

Proposa1 One:  A proposal to issue common stock and Series 1 Preferred Stock in the Series A Exchange Offer was approved with the following votes:

	Votes For	Votes Against	Votes Abstaining	Non Votes
Proposal One	53,731,396	105,921	—	—

Proposal Two:  A proposal to issue common stock in the Series B Exchange Offer was approved with the following votes:

	Votes For	Votes Against	Votes Abstaining	Non Votes
Proposal Two	53,756,296	120,641	—	—

Proposal Three:  A proposal to amend Price Legacy’s charter to effect a 1 for 4 reverse stock split of the common stock was approved with the following votes:

	Votes For	Votes Against	Votes Abstaining	Non Votes
Proposal Three	53,428,513	450,554	32,383	8,384,499

Proposal Four:  A proposal to amend Price Legacy’s charter to designate and establish the terms of the Series 1 Preferred Stock that may be issued in exchange for shares of Series A Preferred Stock was approved with the following votes:

	Votes For	Votes Against	Votes Abstaining	Non Votes
Proposal Four	53,472,911	277,191	161,348	8,384,499

Proposal Five:  A proposal to amend Price Legacy’s charter to eliminate the Series B Preferred Stock following its exchange for common stock was approved with the following votes:

	Votes For	Votes Against	Votes Abstaining	Non Votes
Proposal Five	53,816,987	65,447	29,016	8,384,499

Proposal Six:  A proposal to amend Price Legacy’s charter to change the manner of election of Price Legacy’s board of directors was approved with the following votes:

	Votes For	Votes Against	Votes Abstaining	Non Votes
Proposal Six	53,757,848	124,376	29,226	8,384,499

Proposal Seven:  A proposal to amend Price Legacy’s charter to change the authorized capital stock was approved with the following votes:

	Votes For	Votes Against	Votes Abstaining	Non Votes
Proposal Seven	53,680,689	200,484	30,277	8,384,499

Proposal Eight:  A proposal to amend and restate Price Legacy’s charter, in substantially the form of the Articles of Amendment and Restatement attached to the proxy statement as Annex B, which included the foregoing amendments was approved with the following votes:

	Votes For	Votes Against	Votes Abstaining	Non Votes
Proposal Eight	53,397,279	433,988	80,183	8,384,499

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)          The following exhibits are included herein or incorporated by reference:

31.1                 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

We filed a report on Form 8-K on February 9, 2004 reporting under Items 5, 7, and 12 the issuance of a press release announcing a one-time non-cash charge.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE LEGACY CORPORATION
Registrant

Date: May 10, 2004	/s/ Jack McGrory
Jack McGrory
Chief Executive Officer

Date: May 10, 2004	/s/ Jeffrey R. Fisher
Jeffrey R. Fisher
Chief Financial Officer