Form 10-Q
period 2004-06-30
PRICE LEGACY CORP
filed 2004-08-09
CIK 929647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

The registrant had 36,919,539 shares of common stock, par value $.0004 per share, outstanding at August 6, 2004.

PRICE LEGACY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRICE LEGACY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	June 30 2004	December 31 2003
	(unaudited)
Real estate assets
Land and land improvements	$385,569	$410,207
Building and improvements	677,668	670,050
Construction in progress	2,919	582
	1,066,156	1,080,839
Property held for sale	50,474	70,988
Less accumulated depreciation	(62,339)	(54,836)
	1,054,291	1,096,991

Investment in unconsolidated real estate joint ventures	—	4,113
Cash and cash equivalents	29,226	7,631
Restricted cash	9,742	11,288
Accounts receivable, net of allowance of $843 and $1,415	8,857	7,440
Notes receivable	9,086	10,311
Deferred rents	11,702	11,161
Other assets	19,468	21,953
Total assets	$1,142,372	$1,170,888

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30 2004	December 31 2003
	(unaudited)
Liabilities
Mortgages and notes payable	$541,673	$483,675
Capital lease payable on property held for sale	—	11,706
Revolving line of credit	—	69,100
	541,673	564,481
Accounts payable and other liabilities	24,711	29,945
Total liabilities	566,384	594,426

Commitments and contingencies

Minority interests	595	1,608

Stockholders’ equity
Series A Preferred Stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 5,486,994 and 27,434,166 shares issued and outstanding	79,981	399,615
Series 1 Preferred Stock, cumulative, redeemable, $0.0001 par value, 15,218,506 shares authorized, 2,942,463 shares issued and outstanding at June 30, 2004	47,227	—
Series B Preferred Stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 24,125,208 shares issued and outstanding at December 31, 2003	—	131,023
Common stock, $0.0004 par value, 106,931,723 shares authorized, 36,919,539 issued and outstanding at June 30, 2004; $0.0001 par value, 94,691,374 shares authorized, 8,690,414 issued and outstanding at December 31, 2003	15	3
Additional paid-in capital	648,999	176,431
Accumulated comprehensive loss	(2,433)	(1,479)
Retained deficit	(198,396)	(130,739)
Total stockholders’ equity	575,393	574,854
Total liabilities and stockholders’ equity	$1,142,372	$1,170,888

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited - amounts in thousands, except per share data)

	Second Quarter Three Months Ended June 30		Year-to-Date Six Months Ended June 30
	2004	2003	2004	2003

Rental revenues	$33,121	$31,313	$65,016	$62,245

Expenses
Operating and maintenance	5,758	6,637	11,596	12,639
Property taxes	4,097	3,829	8,122	7,493
Depreciation and amortization	5,547	5,617	11,160	9,759
General and administrative	1,377	1,827	2,862	3,809
Provision for asset impairment	1,225	—	1,225	—
Total expenses	18,004	17,910	34,965	33,700

Operating income	15,117	13,403	30,051	28,545

Interest and other
Interest expense	(7,054)	(6,514)	(13,965)	(12,980)
Interest income	63	113	108	925
Equity in earnings of joint ventures	—	1,014	62	1,164
Total interest and other	(6,991)	(5,387)	(13,795)	(10,891)

Income from continuing operations	8,126	8,016	16,256	17,654

Discontinued operations:
Income from operations	241	442	460	713
Net gain (loss) on sale of real estate	2,193	(2,314)	2,193	(2,521)
Gain (loss) on discontinued operations	2,434	(1,872)	2,653	(1,808)

Net income before gain on sale of real estate and investments	10,560	6,144	18,909	15,846

Net gain on sale of real estate and investments	12,666	—	12,622	687

Net income	23,226	6,144	31,531	16,533

Dividends to preferred stockholders	(2,886)	(12,423)	(14,700)	(24,783)
Preferred stock conversion and redemption	(1,423)	—	(74,235)	—

Net income (loss) applicable to common stockholders	$18,917	$(6,279)	$(57,404)	$(8,250)

Net income (loss) per common share
Basic	$.52	$(.68)	$(2.29)	$(.89)
Diluted	.51	(.68)	(2.29)	(.89)

Weighted average common shares outstanding
Basic	36,567	9,250	25,118	9,253
Diluted	36,987	9,250	25,118	9,253

Cash dividends paid per Series A preferred share	$.35	$.35	$.70	$.70
Cash dividends paid per Series 1 preferred share	.16	—	.16	—
Cash dividends paid per common share	.28	—	.28	—

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (unaudited – amounts in thousands)

	Preferred Stock Series A		Preferred Stock Series 1		Preferred Stock Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares*	Amount

Balance at December 31, 2003	27,434	$399,615	—	—	24,125	$131,023	8,690	$3
Comprehensive income:
Net income	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—
Unrealized loss on interest rate caps	—	—	—	—	—	—	—	—
Total comprehensive income
Dividends on Series A Preferred Stock	—	—	—	—	—	—	—	—
Dividends on Series B Preferred Stock	—	—	—	—	398	2,212	—	—
Dividends on Series 1 Preferred Stock
Dividends on common stock	—	—	—	—	—	—	—	—
Common stock issued in legal settlement	—	—	—	—	—	—	160	—
Common stock and Series 1 Preferred Stock issued in exchange for Series A Preferred Stock	(20,947)	(305,058)	2,942	47,227	—	—	18,900	8
Common stock issued in exchange for Series B Preferred Stock	—	—	—	—	(24,523)	(133,235)	8,522	4
Issuance costs associated with Recapitalization Transaction	—	—	—	—	—	—	—	—
Common stock options exercised	—	—	—	—	—	—	648	—
Redemption of Series A Preferred Stock	(1,000)	(14,576)	—	—	—	—	—	—

Balance at June 30, 2004	5,487	$79,981	2,942	$47,227	—	—	36,920	$15

	Additional Paid-In Capital	Accumulated Comprehensive Loss	Retained Earnings (Deficit)	Total

Balance at December 31, 2003	$176,431	$(1,479)	$(130,739)	$574,854
Comprehensive income:
Net income	—	—	31,531	31,531
Unrealized loss on marketable securities	—	(15)	—	(15)
Unrealized loss on interest rate caps	—	(939)	—	(939)
Total comprehensive income				30,577
Dividends on Series A Preferred Stock	—	—	(12,017)	(12,017)
Dividends on Series B Preferred Stock	—	—	(2,212)	—
Dividends on Series 1 Preferred Stock			(471)	(471)
Dividends on common stock	—	—	(10,252)	(10,252)
Common stock issued in legal settlement	2,099	—	—	2,099
Common stock and Series 1 Preferred Stock issued in exchange for Series A Preferred Stock	293,337	—	(35,519)	(5)
Common stock issued in exchange for Series B Preferred Stock	170,524	—	(37,293)	—
Issuance costs associated with Recapitalization Transaction	(1,500)	—	—	(1,500)
Common stock options exercised	8,108	—	—	8,108
Redemption of Series A Preferred Stock	—	—	(1,424)	(16,000)

Balance at June 30, 2004	$648,999	$(2,433)	$(198,396)	$575,393

*Retroactively restated for 1-for-4 reverse stock split

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited - amounts in thousands)

	Year to Date Six Months Ended June 30
	2004	2003
Operating activities
Net income	$31,531	$16,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,191	10,259
Deferred rents	(803)	(438)
Equity in earnings of joint ventures	(62)	(1,164)
Net (gain) loss on sale of real estate and investments	(14,815)	1,834
Provision for asset impairment	1,225	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	(1,471)	1,139
Accounts payable and other liabilities	(2,259)	(6,054)
Net cash provided by operating activities	24,537	22,109

Investing activities
Refund of (deposits to) restricted cash	1,546	(2,502)
Additions to real estate assets	(4,699)	(16,178)
Proceeds from the sale of real estate assets and investments	51,571	15,855
Contributions to real estate joint ventures	—	(6)
Distributions from real estate joint ventures	119	200
Advances on notes receivable	—	(14,466)
Repayments on notes receivable	—	17,585
Net cash provided by investing activities	48,537	488

Financing activities
Advances from revolving line of credit and notes payable	269,647	68,713
Repayments of revolving line of credit and notes payable	(290,494)	(65,868)
Dividends paid to stockholders	(22,740)	(19,204)
Redemption of Series A Preferred Stock	(16,000)	—
Proceeds from exercise of stock options	8,108	—
Net cash used in financing activities	(51,479)	(16,359)

Net increase in cash and cash equivalents	21,595	6,238

Cash and cash equivalents at beginning of period	7,631	11,471

Cash and cash equivalents at end of period	$29,226	$17,709

Supplemental cash flow information:
Cash paid for interest	$13,349	$13,937

Supplemental schedule of noncash investing and financing activities:
Pay down of capital lease in exchange for property	11,706	—
Reduction in joint ventures in connection with purchase of real estate	4,012	—
Assumption of mortgage in connection with purchase of real estate	9,745	—
Preferred stock conversion	72,812	—
Increase to treasury stock for reduction in notes receivable	—	779

See accompanying notes.

PRICE LEGACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2004

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

Real Estate Assets and Depreciation

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets.  The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Interest incurred	$7,054	$7,137	$13,983	$14,272
Interest capitalized	—	(478)	(18)	(1,003)

Cash and Cash Equivalents

We are required to maintain reserves with certain lenders for property taxes, insurance and capital expenditures.  The aggregate amounts of these reserves held by lenders were approximately $9.7 million at June 30, 2004 and $11.3 million at December 31, 2003.  These amounts are reflected as restricted cash on the Consolidated Balance Sheets.

Our restricted cash balances at June 30, 2004 and December 31, 2003 include $2.4 million of restricted funds which represent the proceeds from the sale of vacant land at our property in Hollywood/Oakwood Plaza, FL.  The funds will be held by the lender until the debt is repaid in 2009.

Investment in Securities

In April 2004, our TRS sold approximately 1.9 million shares of common stock of Mace Security International for $10.7 million.  We recognized a gain on the sale of approximately $9.2 million.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income (loss) applicable to common stockholders:
As reported	$18,917	$(6,279)	$(57,404)	$(8,250)
Deduct: stock based compensation expense determined under fair value method	(56)	(154)	(116)	(308)
Pro forma	$18,861	$(6,433)	$(57,520)	$(8,558)

Net income (loss) per share – basic:
As reported	$.52	$(.68)	$(2.29)	$(.89)
Pro forma	$.51	$(.70)	$(2.29)	$(.92)
Net income (loss) per share – diluted:
As reported	$.52	$(.68)	$(2.29)	$(.89)
Pro forma	$.51	$(.70)	$(2.29)	$(.92)
Weighted average fair value of options granted during the period	$4.35	—	$3.20	—

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

Our stockholders approved the Recapitalization Transaction at a special meeting of stockholders held on March 11, 2004, and the Recapitalization Transaction was completed on March 12, 2004.  As a result of the Recapitalization Transaction, we issued a total of 27,421,965 shares of common stock (on a post 1-for-4 reverse stock split basis) and 2,942,463 shares of Series 1 Preferred Stock and we retired 20,947,172 shares of Series A Preferred Stock and 24,523,015 shares of Series B Preferred Stock.  After giving effect to the Recapitalization Transaction, we had outstanding 36,283,973 shares of common stock, 6,486,994 shares of Series A Preferred Stock, and 2,942,463 shares of Series 1 Preferred Stock.

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

On June 7, 2004, we redeemed 1.0 million shares of our Series A Preferred Stock at the redemption price of $16.00 per share, along with a dividend of $0.145 per share which represented a quarterly dividend of $0.35 per share pro-rated for the period of May 1, 2004 to June 7, 2004.  The redemption price of $16.00 per share was in excess of the carrying value of the stock which resulted in a reduction of $1.4 million from net income to arrive at net income applicable to common stockholders in accordance with EITF topic D-42.

Note 3 – Net Income Per Share

SFAS No. 128, “Earnings per Share,” requires presentation of two calculations of earnings per common share.  Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period.  Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus dilutive potential shares.  Dilutive potential shares are shares assumed to be issued if outstanding stock options were exercised.  All earnings per share amounts have been presented, and where appropriate, restated to reflect these calculations.  The effect of common stock equivalents for the six months ended June 30, 2004 and the three months ended June 30, 2003 was antidilutive.

	Three Months Ended June		Six Months Ended June
	2004	2003	2004	2003

Weighted average shares outstanding	36,567,169	9,249,799	25,117,700	9,253,478
Effect of dilutive securities:
Employee stock options	419,991	2,123	296,626	—
Weighted average shares outstanding – assuming dilution	36,987,160	9,251,922	25,414,326	9,253,478

Note 3 – Net Income Per Share

In following the provisions of SFAS 128, we adjusted the computations of basic and diluted earnings per share and the number of common shares outstanding retroactively for all periods presented to reflect our change in capital structure.  The earnings per share for the three months and six months ended June 30, 2004 and 2003 have been restated to reflect the 1-for-4 reverse stock split of our common stock in the first quarter of 2004 as if it occurred at the beginning of the period.

Note 4 – Real Estate Assets

Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from 1 to 26 years.  Rental revenues include the following (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Minimum rent	$23,953	$22,361	$47,090	$44,754
Straight-line accrual of future rent	388	689	915	1,176
Expense reimbursements	6,299	6,002	13,055	12,721
Percentage rent	386	255	674	574
Other revenues	2,095	2,006	3,282	3,020
Rental revenues	$33,121	$31,313	$65,016	$62,245

Acquisitions

During the first six months of 2004, we acquired our joint venture partners’ 50% interest in a property in Fresno, CA for $2.8 million.  We assumed the outstanding mortgage of $9.7 million.

We did not acquire any properties during the first six months of 2003.

Dispositions

During the first six months of 2004, we sold the following properties:

Location	Description	Date Sold	Sales Price (000’s)
Hampton, VA	Retail Building/Bank	4/1/04	$4,850
San Diego/Rancho Bernardo, CA (1)	Office Building	5/12/04	14,655
Tempe, AZ (2)	Land, Building	5/13/04	1,724
Tucson/Marana, AZ (2)	Land	6/16/04	408
Orlando, FL (3)	Land	6/23/04	41,500
San Diego/Morena, CA (2)	Office Building	6/28/04	4,125

(1)       We subleased our interest in this property to former members of our senior management in October 2003.  During the second quarter of 2004, they exercised their right to purchase all of our rights and interest in the building

(2)       Partial sale

(3)       This was a joint venture investment classified as land on our Consolidated Balance Sheet in accordance with FIN 46R

During the first six months of 2003, we sold the following properties:

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

If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.  As of June 30, 2004, our analysis related to FIN 46R indicates we are the primary beneficiary of the following variable interest entity which requires consolidation in our financial statements (amounts in thousands):

	Assets	Liabilities	Minority Interest
Los Arcos Development, LLC	$22,000	—	—

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

A separate note receivable from Los Arcos Development, LLC in the aggregate principal amount of $13.0 million was acquired by another affiliate in February 2003.  This note receivable is non-recourse and collateralized by a first priority lien on the Scottsdale property.

The first and second lien loans were further amended in July 2004 to require certain payments on the notes in the total amount of $30.3 million by July 15, August 2, August 10, and August 16, 2004, subject to certain extension options through August 31, 2004.  If such payments are timely made, the borrower and its affiliates will receive releases from further liability under these loans and the related loans described in Note 7, and the liens will be released.  The required July 15 and August 2 payments have been received.  In addition, we granted Ellman Investments, Inc. certain rights to purchase the loans in lieu of making the required payments (with the purchase price in such event approximately equal to the amount of the required payments).

For accounting purposes, the cumulative balance of the notes receivable at June 30, 2004 was $22.0 million, which is net of a $29.5 million impairment recorded in the fourth quarter of 2003.  This treatment does not affect the amount which Los Arcos Development, LLC owes to us pursuant to the terms of the loan documents.  This balance is classified as land on our Consolidated Balance Sheets.  Although interest continues to accrue per the terms of the loan documents, we did not accrue interest on the notes for accounting purposes in 2004 and 2003.

Orlando Business Park, LLC, previously classified as a joint venture on our balance sheet, owned land in Orlando, FL.  This land was sold in the second quarter of 2004 and we recognized a gain of $2.6 million on the sale.

Property Held for Sale

Included in the Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 are the following properties held for sale, which are carried at fair value less costs to sell (amounts in thousands):

Location	Description	June 30 2004	December 31 2003
Anaheim, CA	Land	$36,598	$37,000
Farmington, UT	Land	5,880	5,880
Phoenix/One North First Street, AZ	Office Building	5,539	5,551
Tucson/Marana, AZ	Land	2,457	2,787
San Diego/Rancho Bernardo, CA	Office Building	—	15,141
Hampton, VA	Retail Building	—	4,629
Total		$50,474	$70,988

Note 5 – Discontinued Operations

We report discontinued operations for our properties in Anaheim, CA, Farmington, UT, Phoenix/One North First Street, AZ,  and Tucson/Marana, AZ which are classified as held for sale.

We also report discontinued operations for our properties in San Diego/Rancho Bernardo, CA, Hampton, VA, and San Diego, CA which were sold during the second quarter ended June 30, 2004.  Also included in the Consolidated Statements of Operations for the three and six months ended June 30, 2003 are the discontinued operations of our properties at Scottsdale, AZ, Inglewood, CA, New Britain, CT, and Northridge, CA which were sold in 2003.  Discontinued operations are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Rental revenue	$570	$1,124	$1,128	$2,169
Expenses
Operating and maintenance	164	189	323	402
Property taxes	149	110	314	265
Depreciation and amortization	16	238	31	500
Interest expense	—	145	—	289
	329	682	668	1,456
Income from operations	241	442	460	713
Net gain (loss) on sale of real estate	2,193	(2,314)	2,193	(2,521)
Net income (loss)	$2,434	$(1,872)	$2,653	(1,808)

Earnings (loss) per common share
Basic and diluted	$0.07	$(0.20)	$0.11	$(0.20)

Note 6 – Investments in Unconsolidated Real Estate Joint Ventures

As of June 30, 2004 and December 31, 2003, we had the following investments in unconsolidated joint ventures which we accounted for under the equity method of accounting (amounts in thousands):

Joint Venture	Ownership%	June 30 2004	December 31 2003
Blackstone Ventures I	50%	—	$2,469
3017977 Nova Scotia Company	55%	—	1,600
Other	Various	—	44
Total		—	$4,113

In March 2004, we paid $2.8 million to purchase our partners’ 50% share of Blackstone Ventures I and we assumed the outstanding mortgage of $9.7 million.

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

Note 7 – Notes Receivable

As of June 30, 2004 and December 31, 2003, we had the following notes receivable outstanding related to various real estate developments and related businesses (amounts in thousands):

Note Receivable	June 30 2004	December 31 2003
Arizona Hockey Management/Ellman Holdings	$8,275	$9,500
Other	811	811
Total	$9,086	$10,311

The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold.

Of the $9.1 million outstanding, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Affiliates) represented an aggregate outstanding principal balance, for accounting purposes, of approximately $8.3 million.  The outstanding balance is net of a $12.9 million impairment recorded in the fourth quarter of 2003 to reflect the fair value of the notes in connection with management’s plan to sell our non-core assets and an additional $1.2 million impairment recorded in the second quarter of 2004 to reflect Ellman Affiliates’ exercise of its option to purchase the loans pursuant to the terms specified below.  These notes receivable from the Ellman Affiliates are collateralized by a pledge of certain Ellman Affiliates’ distributions from a holding company that owns the Phoenix Coyotes hockey team and other related assets.  These loans were made at a time when the Ellman Affiliates intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property owned by Los Arcos Development, LLC.

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

In August 2004, Ellman Investments, Inc. exercised its right to purchase the loans, provided that certain other obligations of the Ellman Affiliates owed to us, including the obligations to make the payments arising with respect to the notes receivable described in Note 4 have been satisfied, and provided further that the Ellman Affiliates deliver documents satisfactory to us releasing and indemnifying us from liabilities with respect to our various transactions with the Ellman Affiliates.

Note 8 – Debt

We had the following debt outstanding at June 30, 2004 and December 31, 2003 (amounts in thousands):

	June 30 2004	December 31 2003
Mortgages on five properties in Florida bearing interest at fixed rates ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$157,896	$158,668

Mortgage payable with a bank, bearing interest at LIBOR plus 90 basis points (2.27% at June 30, 2004). The mortgage is collateralized by four of our properties and matures July 2005	121,375	—

Mortgage on a property in Pentagon City, VA bearing interest at LIBOR plus 145 basis points (2.82% at June 30, 2004). The loan is collateralized by the property and matures January 2009	60,000	—

Mortgages and notes payable on four properties bearing interest at fixed rates ranging from 5.88% to 8.45%. The loans are collateralized by the properties and mature on various dates between October 2011 and February 2017	56,828	57,271

	June 30 2004	December 31 2003
Mortgages on two properties bearing interest at LIBOR plus 205 basis points (3.42% at June 30, 2004). The loans are collateralized by the properties and mature December 2006	29,506	31,508

Mortgage on a property in Temecula, CA bearing interest at 5.20%. The loan is collateralized by the property and matures May 2014.	28,937	—

Construction loan outstanding bearing interest at LIBOR plus 310 basis points (4.47% at June 30, 2004). The loan is due March 2005 and is collateralized by a retail center in Newport, KY (see below)	28,500	28,500

Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 130 basis points (2.67% at June 30, 2004). The loan is collateralized by the property and matures June 2008	22,099	22,100

Mortgage on a property in Greensburg, IN bearing interest at LIBOR plus 155 basis points (2.92% at June 30, 2004). The loan is collateralized by the property and matures May 2009	14,200	—

Construction loan payable to a bank bearing interest at LIBOR plus 185 basis points (3.22% at June 30, 2004). The loan matures in March 2005 and is collateralized by the project in Orlando, FL	12,638	10,466

Mortgage on a property in Fresno, CA bearing interest at LIBOR plus 175 basis points (3.12% at June 30, 2004). The loan is collateralized by the property and matures October 2004	9,694	—

Revolving $50.0 million credit facility bearing interest at LIBOR plus 118 to 170 basis points (2.92% at June 30, 2004), maturing March 2007 (see below)	—	—

Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points. The mortgage matured in July 2004 and was refinanced	—	121,375

Revolving $100.0 million credit facility bearing interest at LIBOR plus 150 to 200 basis points. In February 2004, we repaid $60.0 million and amended our credit facility (see below)	—	69,100

	June 30 2004	December 31 2003
Capital lease arrangements with an individual on two properties. The capital leases had effective interest rates of 4.43% and 7.36%. Both leases were repaid in 2004	—	31,006

Construction loan payable to a bank bearing interest at LIBOR plus 150 basis points. This loan was refinanced with a new lender in April 2004	—	20,929

Note payable to a bank bearing interest at LIBOR plus 375 basis points. This loan was paid in full in June 2004	—	8,821

Note payable outstanding on a $4.7 million facility related to Newport, KY. This loan was paid in full in March 2004	—	4,737
Total	$541,673	$564,481

We were in compliance with all covenants on our credit facility at June 30, 2004.  In 2004, we plan to use cash flow from operations to fund our recurring debt service obligations.

In February 2004, we amended our credit facility, repaid $60.0 million and Wells Fargo Bank assumed the amended facility.  The amended facility provided for a maximum borrowing of $25.0 million.  This amendment was intended to provide financing through the completion of the Recapitalization Transaction (see Note 2).  In April 2004, we entered into a new $50.0 million credit facility with Wells Fargo Bank.  The new facility has a 3-year term and has a current interest rate of LIBOR plus 155 basis points.  The LIBOR rate add-on may vary between 118 and 170 basis points based on our leverage and other financial ratios.  The new facility also can be increased by $25.0 million to allow up to $75.0 million of borrowings.

We have a 65% interest in Newport on the Levee, LLC (Newport) that owns a retail project in Newport, KY.  In addition to the $28.5 million construction loan in the above table, the City of Newport has issued two series of public improvement bonds.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows:  (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds are guaranteed by us, by

Newport, and the third party co-developers of the project.  Newport has drawn on $46.8 million of the bonds at June 30, 2004 (See Note 12).

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

To manage interest rate risk, we may employ options, forwards, swaps, caps and floors, or a combination thereof, depending on the underlying exposure.  We undertake a variety of borrowings from lines of credit to medium and long-term financings.  To manage overall costs, we currently use derivative instruments to cap our exposure to variability in interest rates or to convert a portion of our variable-rate debt to fixed-rate debt.  In July 2002, we paid $3.4 million for forward-starting, LIBOR-based interest rate caps with a combined notional value of $152 million and a strike of 7.0% to cap our exposure to interest rate variability on anticipated floating-rate debt.  The interest rate caps are effective July 1, 2004, and continue through 2009 to 2010.  The interest rate caps are included with other assets on the Consolidated Balance Sheets.  We also use derivatives to protect the fair value of existing or anticipated fixed-rate debt.  During 2002, we had five amortizing swaps with approximately $161 million current notional value protecting the fair value of approximately $161 million fixed-rate debt from changes in value attributable to interest rate movement.  In October 2002, we sold our five Interest Rate Swap Agreements back to the counter party for a $13.8 million gain and will amortize the gain over the fixed-rate debt’s remaining life through 2009 to 2010.  The remaining deferred gain of $10.9 million is included with accounts payable and other liabilities on the Consolidated Balance Sheets.

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

Cash flow hedges hedge the future cash outflows of current or forecasted debt.  The interest rate caps described above protect against variability in interest cash outflows above the cap strike rate.  The changes in the fair value of these hedges are reported on the Consolidated Balance Sheets with a corresponding adjustment to either Accumulated Comprehensive Income or in earnings, depending on the hedging relationship.  Unrealized gains and losses held in Accumulated Comprehensive Income will be reclassified to earnings in the same period or periods that the hedged cash flows affect earnings.  As of June 30, 2004, the balance in Accumulated Comprehensive Loss relating to derivatives was $2.4 million.  Within the next twelve months, we estimate that approximately $0.2 million will be reclassified from Accumulated Comprehensive Loss to earnings as additional interest expense.

We hedge our exposure to the variability in future cash flows for forecasted transactions other than interest-related cash flows over a maximum period of 12 months.  During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in Accumulated Comprehensive Income.  Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.  We are not currently hedging exposure to variability in future cash flows for forecasted transactions other than interest-related cash flows on future anticipated debt.

Note 10 – Related Party Transaction

During the first quarter of 2004, Mr. Mark Burton, a former member of our senior management, resigned his position with us effective February 1, 2004.  In connection with his resignation, we entered into a consulting and office services agreement whereby Mr. Burton and other employees formerly with our company provide various acquisition and disposition services and related due diligence.  The term of the agreement is for one year ending January 31, 2005.  In connection with this agreement, we paid approximately $50,000 in consulting services for the quarter ended June 30, 2004 and $83,000 for the six months ended June 30, 2004.

Note 11 – Stock Option Plan

During the first six months of 2004, we granted 85,000 stock options (on a post 1-for-4 reverse stock split basis) under our 2001 Stock Option and Incentive Plan (the Plan).  As of June 30, 2004, we had reserved 998,250 shares for issuance under the Plan.  We issued no stock options during the first six months of 2003.

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

	Six Months Ended June 30
	2004	2003
Risk free interest rate	4.21-4.49%	—
Annual dividend rate	6.06-6.59%	—
Volatility factor of the stock price	38.67-40.98%	—
Weighted average expected life (years)	10	—

We do not record compensation expense for stock option grants.  The table in Note 1 summarizes results as if we had recorded compensation expense for options granted in 2004.

Note 12 – Subsequent Event

On August 2, 2004, we purchased all of the Newport, KY Series 2000b taxable bonds (see Note 8) for $10.2 million (including accrued interest).

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

•                  our ability to successfully complete real estate acquisitions, developments and dispositions

•                  the financial performance of our properties, joint ventures and investments

•                  government approvals, actions and initiatives, including the need for compliance with environmental requirements

•                  our ability to continue to qualify as a real estate investment trust, or REIT

•                  our ability to realize the value of various assets through negotiated transactions

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

Overview

We receive income primarily from rental revenue from open-air shopping center properties, including recoveries from tenants, offset by operating and general and administrative expenses.  During the fourth quarter of 2003, we segregated a number of our non-core assets for disposal.  During the first six months of 2004, we have continued our efforts to sell our non-core assets.  We sold our properties in Hampton, VA and San Diego/Rancho Bernardo, CA.  We also sold land in Tucson, AZ and our joint venture investment which owned land in Orlando, FL.  We completed partial sales of properties in San Diego/Morena, CA and Tempe, AZ.  Finally, we sold our investment in Mace Security International stock and recognized a gain of $9.2 million.  We intend to redeploy the proceeds from the disposition of these assets into the redemption of our Series A Preferred Stock, the reduction of debt, or the acquisition of income-generating properties.  During the first six months of 2004, we redeemed 1.0 million shares of Series A Preferred Stock for the redemption price of $16 per share.  During the first six months of 2004, we acquired our joint venture partners’ 50% share of a property in Fresno, CA.

During the first six months of 2004, we completed a Recapitalization Transaction that resulted in a significant simplification of our capital structure.  In accordance with Emerging Issues Task Force (EITF) topic D-42 which governed this transaction, approximately $72.8 million was deducted from net income to arrive at net loss applicable to common stockholders in the calculation of earnings per share.

Rental Revenues

	Amount (000’s)	Change (000’s)	Percent Change
2nd Quarter 2004	$33,121	1,808	6%
2nd Quarter 2003	31,313

Year-to-Date 2004	65,016	2,771	4%
Year-to-Date 2003	62,245

Rental revenues increased $1.8 million to $33.1 million in the second quarter of 2004 compared to the same period in 2003 primarily because:

•                  properties we owned both years generated $1.4 million of additional revenues, primarily due to additional leasing activity at our Miami, FL property and the opening of our Temecula, CA and Orlando/Millenia II, FL properties,  partially offset by vacancies at our Wayne, NJ property due to Today’s Man and The Wiz bankruptcies

•                  we acquired our joint venture partners’ 50% share of a property in Fresno, CA in March 2004 which generated $0.5 million of additional revenues

Rental revenues increased $2.8 million to $65.0 million in the six month year-to-date period of 2004 compared to the same period in 2003 primarily because:

•                  properties we owned both years generated $2.3 million of additional revenues, primarily due to additional leasing activity at our Miami, FL property, the opening of our Temecula, CA and Orlando/Millenia II, FL properties, and additional revenue at our Tusayan, AZ hotel property, partially offset by vacancies at our Wayne, NJ property due to Today’s Man and The Wiz bankruptcies and Westbury, NY due to Kmart’s bankruptcy

•                  we acquired our joint venture partners’ 50% share of a property in Fresno, CA in March 2004 which generated $0.6 million of additional revenues

Expenses

	Amount (000’s)	Change (000’s)	Percent Change
2nd Quarter 2004	$18,004	$94	1%
2nd Quarter 2003	17,910

Year-to-Date 2004	34,965	1,265	4%
Year-to-Date 2003	33,700

Expenses increased $0.1 million to $18.0 million in the second quarter of 2004 compared to 2003 primarily because:

•                  we recorded a provision for asset impairment of $1.2 million related to our notes receivable with the Ellman Affiliates when they exercised their right to purchase the notes

•                  an increase in expenses of $0.2 million due to the acquisition of our joint venture partners’ 50% share of a property in Fresno, CA

•                  these increases to expenses were offset by

•                  expenses form properties we owned in both years decreased $0.8 million, primarily due to higher bad debt expense in 2003 at our Wayne, NJ property pertaining to the bankruptcies of Today’s Man and The Wiz

•                  general and administrative expenses decreased $0.5 million mainly due to a decrease in salaries and legal expense

Expenses increased $1.3 million to $35.0 million for the six month year-to-date period of 2004 compared to 2003 primarily because:

•                  we recorded a provision for asset impairment of $1.2 million related to our notes receivable with the Ellman Affiliates when they exercised their right to purchase the notes

•                  expenses from properties we owned in both years increased $1.0 million, primarily due to additional operating expenses due to the openings of our properties in

Temecula, CA and Orlando/Millenia II, FL and increased depreciation expense at our Newport, KY property

•                  an increase in expenses of $0.2 million due to the acquisition of our joint venture partners’ 50% share of a property in Fresno, CA

•                  these increases to expenses were offset by

•                  a decrease in general and administrative expenses of $0.9 million, primarily due to lower salary expense and legal expense

•                  a decrease to bad debt expense of $0.1 million

Operating Income

	Amount (000’s)	Change (000’s)	Percent Change
2nd Quarter 2004	$15,117	$1,714	13%
2nd Quarter 2003	13,403

Year-to-Date 2004	$30,051	1,506	5%
Year-to-Date 2003	28,545

Operating income increased for the second quarter and year-to-date periods of 2004 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount (000’s)	Change (000’s)	Percent Change
2nd Quarter 2004	$7,054	$540	8%
2nd Quarter 2003	6,514

Year-to-Date 2004	$13,965	985	8%
Year-to-Date 2003	12,980

Interest expense increased $0.5 million in the second quarter of 2004 compared to 2003 because during the second quarter of 2004 we had an average of $559.8 million of debt outstanding compared to $558.2 million in the second quarter of 2003.  Our outstanding debt increased mainly due to borrowings on our construction loans.  Interest expense increased $1.0 million in the six month year-to-date period of 2004 compared to 2003 because we had an average of $570.0 million of debt outstanding compared to $558.8 million for the same period of 2003.

The weighted average interest rate on our variable rate debt also increased to 2.8% on June 30, 2004 from 2.6% on June 30, 2003.  We discuss our outstanding debt further in “Liquidity and Capital Resources” located elsewhere in this Form 10-Q.

Interest Income

	Amount (000’s)	Change (000’s)	Percent Change
2nd Quarter 2004	$63	$(50)	-44%
2nd Quarter 2003	113

Year-to-Date 2004	108	(817)	-88%
Year-to-Date 2003	925

Interest income decreased $0.1 million in the second quarter of 2004 compared to 2003 primarily because we had notes receivable outstanding with other real estate developers which earned $0.1 million in interest income in 2003.  These notes are no longer outstanding.

Interest income decreased $0.8 million in the six month year-to-date period of 2004 compared to 2003 primarily because we had notes receivable outstanding with other real estate developers which earned $0.8 million in interest income in 2003.  These notes are no longer outstanding.

Discontinued Operations

We report discontinued operations for our properties in Anaheim, CA, Farmington, UT, Phoenix/One North First Street, AZ,  and Tucson/Marana, AZ which are classified as held for sale.  We also report discontinued operations for our properties in San Diego/Rancho Bernardo, CA, San Diego, CA and Hampton, VA which were sold in 2004.  Also included in the 2003 Consolidated Statements of Operations are the discontinued operations of our properties at Scottsdale, AZ, Inglewood, CA, New Britain, CT, and Northridge, CA which were sold in 2003.

During the first six months of 2004, we sold the following properties and recognized a net gain of $2.2 million.  This gain is recorded as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144.

Location	Description	Date Sold	Sales Price (000’s)
Hampton, VA	Retail Building/Bank	4/1/04	$4,850
San Diego/Rancho Bernardo, CA	Office Building	5/12/04	14,655
Tucson/Marana, AZ	Land	6/16/04	408
San Diego/Morena, CA	Office Building	6/28/04	4,125

During the first six months of 2003 we sold the following properties and recognized a net loss of $2.5 million.  This loss is recorded as discontinued operations in the Consolidated Statement of Operations in accordance with Statement of Financial Accounting Standards No. 144.

Location	Description	Date Sold	Sales Price (000’s)
Scottsdale, AZ	Land, Restaurant	3/31/03	$3,000
Inglewood, CA	Warehouse Building	4/29/03	4,000
New Britain, CT	Warehouse Building	5/15/03	3,529
Northridge, CA	Shopping Center	6/27/03	5,850

Gain/Loss on Sale of Real Estate and Investments

During the first six months of 2004 we disposed of a joint venture investment, sold our investment in Mace stock, sold a parcel of land at our property in Tempe, AZ and sold our joint venture investment which owned land in Orlando, FL.   We recognized a net gain of $12.7 million on the sale of these investments.

During the first six months of 2003, we received payment on the notes receivable related to the sale of our development self storage properties and recognized additional gains on the sales of $0.7 million.

Funds From Operations (amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income	$23,226	$6,144	$31,531	$16,533
Depreciation and amortization	5,547	5,617	11,160	9,759
Depreciation and amortization of discontinued operations	16	238	31	500
Price Legacy’s share of joint venture depreciation	—	338	26	517
Depreciation of non-real estate assets	(47)	(31)	(74)	(62)
Net (gain) loss on sale of discontinued operations	(2,193)	2,314	(2,193)	2,521
Net gain on sale of real estate and investments	(12,666)	—	(12,622)	(687)
FFO before preferred dividends	13,883	14,620	27,859	29,081
Preferred dividends	(2,886)	(12,423)	(14,700)	(24,783)
Preferred stock conversion and redemption	(1,423)	—	(74,235)	—
FFO	$9,574	$2,197	$(61,076)	$4,298

Net cash provided by (used in):
Operating activities	$10,458	$7,449	$24,537	$22,109
Investing activities	57,888	10,036	48,537	488
Financing activities	(44,324)	(12,094)	(51,479)	(16,359)
Significant non-cash items:
Provision for asset impairment	1,225	—	1,225	—
Preferred stock conversion	—	—	72,812	—
Series B preferred dividends	—	2,821	2,212	5,579
Deferred rents	391	690	922	1,199

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

FFO before preferred dividends and preferred redemption during the second quarter of 2004 decreased $0.7 million or 5.0% to $13.9 million compared to the second quarter of 2003 primarily because:

•                  joint venture investments contributed $1.3 million to FFO in the prior year

•                  we recorded a provision for asset impairment of $1.2 million related to our notes receivable during the second quarter of 2004

•                  properties sold or held for sale contributed $0.7 million to FFO in the prior year

•                  additional interest expense reduced FFO $0.5 million

•                  decreased interest income reduced FFO $0.1 million

•                  these decreases to FFO were partially offset by:

•                  properties we owned in both years increased FFO $2.1 million

•                  reduced general and administrative expenses increased FFO $0.5 million

•                  we acquired our joint venture partners’ 50% share of a property in Fresno, CA which contributed $0.4 million to FFO

FFO before preferred dividends and preferred stock conversion and redemption during the six month year-to-date period of 2004 decreased $1.2 million or 4.2% to $27.9 million compared to the same period of 2003 primarily because:

•                  joint venture investments contributed an additional $1.6 million to FFO in the prior year

•                  we recorded a provision for asset impairment of $1.2 million related to our notes receivable during the second quarter of 2004

•                  properties sold or held for sale contributed $1.0 million to FFO in the prior year

•                  additional interest expense reduced FFO $1.0 million

•                  decreased interest income reduced FFO $0.8 million

•                  these decreases to FFO were partially offset by:

•                  properties we owned in both years increased FFO $2.8 million

•                  reduced general and administrative expenses increased FFO $0.9 million

•                  we acquired our joint venture partners’ 50% share of a property in Fresno, CA which contributed $0.5 million to FFO

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

Dividends

As a REIT, we are required to distribute 90% of our taxable income, excluding capital gains, in dividends.  Our Series A Preferred Stock required a quarterly dividend payment of $9.6 million during the first quarter of 2004 and $2.4 million during the second quarter of 2004.  Our Series 1 Preferred Stock required a dividend of $0.5 million during the second quarter of 2004.  Also during 2004, we declared and issued a dividend of 397,807 additional shares of Series B Preferred Stock.  As of June 30, 2004, we had a federal net operating loss (NOL) carry-forward of approximately $17.1 million, which could be used to offset future taxable income.

As a result of our Recapitalization Transaction, our Series B Preferred Stock was exchanged for shares of common stock.  In addition, based on a final report from the exchange agent in the Series A Exchange Offer, 20,942,672 shares of our Series A Preferred Stock were tendered for exchange in the Series A Exchange Offer for a total of 2,942,463 shares of our Series 1 Preferred Stock and 18,900,219 shares of our common stock (on a post 1-for-4 reverse stock split basis).  If the dividends we pay to holders of our Series A and Series 1 Preferred Stock are less than 90% of our taxable income (after applying any applicable NOLs), we can declare a dividend to our common stockholders.  Because the Recapitalization Transaction reduced the amount of dividends payable to preferred holders, it is more likely that we will be required to pay a dividend to our common stockholders in order to distribute 90% of our taxable income.

On May 14, 2004, we paid a dividend to our common stockholders of $0.28 per share and we also paid dividends of $0.35 per share on our Series A Preferred Stock.  We also paid a dividend of $0.16 per share on the Series 1 Preferred Stock, which represents a quarterly dividend of $0.29 per share prorated for the period of March 12, 2004 through April 30, 2004 for a total of $0.5 million.  On July 15, 2004, we announced that our board of directors declared a dividend to our common stockholders of $0.28 per share, a dividend of $0.35 per share on our Series A Preferred Stock and a dividend of $0.29 per share on the Series 1 Preferred Stock, for a total of approximately $13.1 million. We expect to pay such dividends on or about August 16, 2004.

If our taxable income is less than the dividends we pay to holders of our Series A and Series 1 Preferred Stock, we are still obligated to pay them.  If we are unable to pay these dividends when due, they accumulate until paid.

On June 7, 2004, we redeemed 1.0 million shares of our Series A Preferred Stock for the redemption price of $16.00 per share.

Debt

In April 2004, we entered into a new $50.0 million unsecured credit facility with Wells Fargo Bank.  Prior to this new facility we had a $100 million unsecured credit facility with Fleet Bank as agent, which was amended in February 2004 when we repaid $60.0 million and Wells Fargo assumed the facility.  The new facility has a 3-year term and an interest rate as of June 30, 2004, of LIBOR plus 155 basis points and the rate will be variable, between 118 and 170 basis points based on our leverage and other financial ratios.  We will be able to increase the new facility by $25.0 million to allow up to $75.0 million of borrowings.  As of June 30, 2004 we had no amount outstanding on the new facility.

Our current credit facility requires us to comply with specified financial covenants, the most restrictive of which relate to fixed charge coverage and leverage.  Covenants in some of our construction loans are also tied to our credit facility.  We were in compliance with all covenants in our credit facility at June 30, 2004.  To the extent that we violate any of these covenants in the future, we would need to obtain waivers from our lenders to maintain compliance.  We cannot assure that any such waivers would be forthcoming.

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

•                  In May 2004, we obtained a $14.2 million loan secured by our property in Greensburg, IN.  We used the proceeds to reduce the amount outstanding on our credit facility

•                  In May 2004, an $11.7 million capital lease related to our office building in San Diego/Rancho Bernardo, CA was repaid by former member of our senior management.  We subleased our interest and granted them the right to purchase the property.  This right to purchase was exercised and closed in May 2004

•                  In June 2004, a $4.6 million loan related to land we owned in Orlando, FL matured.  This loan was guaranteed by us and by our partner.  We paid this loan in full and subsequently sold the land

•                  In July 2004, a $121.4 million loan related to five properties matured.  We refinanced this loan with another lender for the same amount with four of the properties

•                  In October 2004, a $9.6 million loan related to our property in Fresno, CA matures.  We plan to refinance this loan

We may also refinance additional debt outstanding to obtain more favorable terms.

The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of June 30, 2004 (amounts in thousands):

	Contractual Cash Obligations
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Debt	$541,673	$11,671	$198,327	$29,926	$301,749
Ground lease obligations	23,305	498	1,993	1,994	18,820
Total	$564,978	$12,169	$200,320	$31,920	$320,569

In 2004 we plan to use cash flow from operations to fund our recurring debt service obligations.

Off-Balance Sheet Financing Matters

The City of Newport, KY in 1999 issued two series of public improvement bonds related to our project in Newport, KY.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds are guaranteed by the Newport project, Excel Legacy, and the project’s third party developer.  As of June 30, 2004, Newport had drawn on $46.8 million of the bonds for construction incurred prior to that date.

On August 2, 2004, we purchased all of the Newport, KY Series 2000b taxable bonds for $10.2 million (including accrued interest).

Growth

We continue to evaluate various properties for acquisition or development and continue to evaluate other investment opportunities in a very competitive real estate market.  We anticipate borrowing available amounts on our credit facility or mortgages to fund any acquisition and development opportunities.  We also anticipate obtaining construction loans to fund our development activities.  During the first quarter of 2004, we paid $2.8 million to purchase our joint venture partners’ 50% interest in a property in Fresno, CA and assumed a mortgage of $9.7 million.

Development

We have a significant retail project in Newport, KY.  The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased.  The project opened in October 2001.  At June 30, 2004, the project was approximately 75% occupied, excluding ground leases.  As the project becomes fully leased, there may be capital required to fund the remaining tenant improvements.  We spent $0.8 million on tenant improvements during the first six months of 2004 and estimate spending an additional $0.5 million through the remainder of 2004.

We also have retail development projects in which construction will continue through 2004.  The Temecula, CA project is an open-air retail shopping center with Wal-Mart, Kohl’s and other tenants.  At June 30, 2004, the project was 100% leased.  We plan to develop an historical parcel within this project for approximately $5.0 million.  We spent approximately $200,000 on this development during the first six months of 2004 and estimate spending an additional $250,000 through the remainder of 2004.  We expect to fund these costs through available cash.

In November 2002, we purchased land adjacent to our retail property in Orlando, FL to develop an open-air retail center.  At June 30, 2004, the project was approximately 66% occupied.  We estimate the total cost of this development to be approximately $19.7 million with an estimated $0.6 million remaining to complete construction, which we will fund through an existing construction loan.

Los Arcos Development, LLC (an affiliate of the Ellman Companies) owns land in Scottsdale, AZ.  Commencing in 1996 loans were made to Los Arcos Development, LLC to acquire this real estate, and we also acquired an additional senior loan secured by the Scottsdale property in 2003 (see Note 4).  At December 31, 2003, we wrote down the value of these notes receivable and recognized an impairment of $29.5 million.  As of June 30, 2004, the outstanding principal balance on the note receivable relating to the Scottsdale property, net of the impairment write down, was approximately $22.0 million and is classified as land on our Consolidated Balance Sheets in accordance with FIN 46R.  We contributed $0.9 million in the first six months of 2004 for pre-development expenses related to this project, and this sum is included within the indebtedness under the loans.

Orlando Business Park, LLC owned approximately 2,400 acres of land in Orlando, FL.  During the second quarter of 2004 we sold this land and recognized a gain of $2.6 million.

Properties Held for Sale

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies.  We may also participate in tax-deferred exchange transactions, which allow us to dispose of properties and reinvest the proceeds in a tax efficient manner.  During the second quarter of 2004, we sold a property in Hampton, VA for $4.8 million.  We also sold an office building at our property in San Diego/Morena, CA for $4.1 million and a portion of our property in Tempe, AZ for $1.7 million.  When we sell an operating property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

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

We own approximately 40 acres of land in Farmington, UT.  During the fourth quarter of 2003, we decided to sell the property rather than develop it and wrote down the value by $3.6 million to its estimated fair market value.  We also own some land in Tucson/Marana, AZ.  We sold a portion of this land during the second quarter of 2004 and continue our efforts to sell the remaining parcels.

We are contemplating purchasing various properties and selling certain other properties.  As we sell properties, our cash flows from operations may decrease until the proceeds are reinvested, either into new properties, used to reduce debt, or used for the redemption of our Series A Preferred Stock.

Notes Receivable

We had $9.1 million in principal amount of third party notes receivable outstanding as of June 30, 2004 related to various real estate developments and related businesses.  The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold.  Of the $9.1 million outstanding, notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Affiliates) represent an aggregate outstanding principal balance, for accounting purposes, of approximately $8.3 million.  The outstanding balance is net of a $12.9 million impairment recorded in the fourth quarter of 2003 to reflect the fair value of the notes in connection with management’s plan to sell our non-core assets and an additional $1.2 million impairment recorded in the second quarter of 2004 to reflect Ellman Affiliates’ exercise of its option to purchase the loans pursuant to the terms specified below.  These notes receivable from the Ellman Affiliates are collateralized by a pledge of certain Ellman Affiliates’ distributions from a holding company that owns the Phoenix Coyotes hockey team and other related assets.   These loans were made at a time when the Ellman Affiliates intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property owned by Los Arcos Development, LLC.

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

In August 2004, Ellman Investments, Inc. exercised its right to purchase the loans, provided that certain other obligations of the Ellman Affiliates owed to us, including the obligations to make the payments arising with respect to the notes receivable described in Note 4 have been satisfied, and provided further that the Ellman Affiliates deliver documents satisfactory to us releasing and indemnifying us from liabilities with respect to our various transactions with the Ellman Affiliates.

Other

In April 2004, we sold our investment in Mace Security International Stock and recognized a gain on the sale of $9.2 million.

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

We had $298.0 million in variable rate debt outstanding at June 30, 2004.  Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $3.0 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

	Expected Maturity Date as of June 30, 2004 (dollar amounts in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$10,311	—	—	—	—	—	$10,311	$10,311
Average interest rate	12%	—	—	—	—	—	12%
Debt	$11,671	$166,745	$31,582	$3,791	$26,135	$301,749	$541,673	$547,734
Average interest rate	3%	3%	4%	7%	3%	6%	5%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business that, in the opinion of our management, are individually or in the aggregate material to our financial statements.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)          The following exhibits are included herein or incorporated by reference:

31.1    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

We filed a report on Form 8-K on May 10, 2004 reporting under Items 5 and 7 the issuance of a press release announcing the redemption of 1,000,000 shares of our Series A Preferred Stock.

We filed a report on Form 8-K on May 24, 2004 reporting under Items 5 and 7 the issuance of a press release announcing the filing of a shelf registration statement registering 24,367,348 shares of our common stock held by certain of our stockholders.

We filed a report on Form 8-K on June 2, 2004 reporting under Items 5 and 7 the issuance of a press release announcing the appointment of Jacklyn Horton to our Board of Directors and announcing the resignation of James Cahill from our Board of Directors.

We filed a report on Form 8-K on June 9, 2004 reporting under Items 5 and 7 the issuance of a press release announcing the completion of the redemption of 1,000,000 shares of our Series A Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE LEGACY CORPORATION
Registrant

Date: August 9, 2004
/s/ Jack McGrory
Jack McGrory
Chief Executive Officer

Date: August 9, 2004
/s/ Jeffrey R. Fisher
Jeffrey R. Fisher
Chief Financial Officer