Form 10-Q
period 2004-09-30
PRICE LEGACY CORP
filed 2004-11-09
CIK 929647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

The registrant had 36,921,206 shares of common stock, par value $.0004 per share, outstanding at November 5, 2004.

PRICE LEGACY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRICE LEGACY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited – amounts in thousands, except share data)

ASSETS

	September 30	December 31
	2004	2003

Real estate assets
Land and land improvements	$366,305	$410,207
Building and improvements	663,557	670,050
Construction in progress	655	582
	1,030,517	1,080,839
Property held for sale	45,191	70,988
Less accumulated depreciation	(67,352)	(54,836)
	1,008,356	1,096,991

Investment in unconsolidated real estate joint ventures	—	4,113
Cash and cash equivalents	54,760	7,631
Restricted cash	11,410	11,288
Accounts receivable, net of allowance of $1,219 and $1,415	5,352	7,440
Notes receivable	811	10,311
Deferred rents	12,039	11,161
Other assets	41,107	21,953
Total assets	$1,133,835	$1,170,888

See accompanying notes.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30	December 31
	2004	2003

Liabilities
Mortgages and notes payable	$540,714	$483,675
Capital lease payable on property held for sale	—	11,706
Revolving line of credit	—	69,100
	540,714	564,481
Accounts payable and other liabilities	51,489	29,945
Total liabilities	592,203	594,426

Commitments and contingencies

Minority interests	595	1,608

Stockholders’ equity
Series A Preferred Stock, cumulative, redeemable, $0.0001 par value, 27,849,771 shares authorized, 3,986,994 and 27,434,166 shares issued and outstanding	58,116	399,615
Series 1 Preferred Stock, cumulative, redeemable, $0.0001 par value, 15,218,506 shares authorized, 2,942,463 shares issued and outstanding at September 30, 2004	47,227	—
Series B Preferred Stock, junior, convertible, redeemable, $0.0001 par value, 27,458,855 shares authorized, 24,125,208 shares issued and outstanding at December 31, 2003	—	131,023

Common stock, $0.0004 par value, 106,931,723 shares authorized, 36,921,206 issued and outstanding at September 30, 2004; $0.0001 par value, 94,691,374 shares authorized, 8,690,414 issued and outstanding at December 31, 2003	15	3
Additional paid-in capital	649,032	176,431
Accumulated comprehensive loss	(2,776)	(1,479)
Retained deficit	(210,577)	(130,739)
Total stockholders’ equity	541,037	574,854
Total liabilities and stockholders’ equity	$1,133,835	$1,170,888

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited - amounts in thousands, except per share data)

	Third Quarter Three Months Ended September 30		Year-to-Date Nine Months Ended September 30
	2004	2003	2004	2003

Rental revenues	$32,149	$29,286	$94,483	$89,174

Expenses
Operating and maintenance	3,994	4,744	13,279	15,381
Property taxes	4,193	3,786	12,315	11,280
Depreciation and amortization	5,525	5,051	16,436	14,379
General and administrative	1,470	5,706	4,332	9,515
Provision for asset impairment	—	—	1,225	—
Total expenses	15,182	19,287	47,587	50,555

Operating income	16,967	9,999	46,896	38,619

Interest and other
Interest expense	(6,849)	(6,432)	(20,815)	(19,412)
Interest and other income	3,055	81	3,163	1,006
Equity in (loss) earnings of joint ventures	(45)	4	17	1,168
Total interest and other	(3,839)	(6,347)	(17,635)	(17,238)

Income from continuing operations	13,128	3,652	29,261	21,381

Discontinued operations:
Income from operations	268	647	850	1,285
Provision for asset impairment	(10,270)	—	(10,270)	—
Net gain (loss) on sale of real estate	80	153	2,274	(2,368)
(Loss) gain on discontinued operations	(9,922)	800	(7,146)	(1,083)

Net income before gain on sale of real estate and investments	3,206	4,452	22,115	20,298

Net gain (loss) on sale of real estate and investments	123	(824)	12,744	(137)

Net income	3,329	3,628	34,859	20,161

Dividends to preferred stockholders	(3,036)	(12,486)	(17,736)	(37,270)
Preferred stock conversion and redemption	(2,136)	—	(76,370)	—

Net loss applicable to common stockholders	$(1,843)	$(8,858)	$(59,247)	$(17,109)

Net loss per common share
Basic and diluted	$(0.05)	$(0.96)	$(1.77)	$(1.85)

Weighted average common shares outstanding
Basic and diluted	36,920	9,250	33,457	9,252

Cash dividends paid per Series A preferred share	$0.35	$0.35	$1.05	$1.05
Cash dividends paid per Series 1 preferred share	0.29	—	0.45	—
Cash dividends paid per common share	0.28	—	0.56	—

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited – amounts in thousands)

	Preferred Stock Series A		Preferred Stock Series 1		Preferred Stock Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares*	Amount

Balance at December 31, 2003	27,434	$399,615	—	—	24,125	$131,023	8,690	$3
Comprehensive income:
Net income	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—
Unrealized loss on interest rate caps	—	—	—	—	—	—	—	—
Total comprehensive income
Dividends on Series A Preferred Stock	—	—	—	—	—	—	—	—
Dividends on Series B Preferred Stock	—	—	—	—	398	2,212	—	—
Dividends on Series 1 Preferred Stock
Dividends on common stock	—	—	—	—	—	—	—	—
Common stock issued in legal settlement	—	—	—	—	—	—	160	—
Common stock and Series 1 Preferred Stock issued in exchange for Series A Preferred Stock	(20,947)	(305,058)	2,942	47,227	—	—	18,900	8
Common stock issued in exchange for Series B Preferred Stock	—	—	—	—	(24,523)	(133,235)	8,522	4
Issuance costs associated with Recapitalization Transaction	—	—	—	—	—	—	—	—
Common stock options exercised	—	—	—	—	—	—	649	—
Redemption of Series A Preferred Stock	(2,500)	(36,441)	—	—	—	—	—	—

Balance at September 30, 2004	3,987	$58,116	2,942	$47,227	—	—	36,921	$15

	Additional Paid-In Capital	Accumulated Comprehensive Loss	Retained Earnings (Deficit)	Total

Balance at December 31, 2003	$176,431	$(1,479)	$(130,739)	$574,854
Comprehensive income:
Net income	—	—	34,859	34,859
Unrealized loss on marketable securities	—	(17)	—	(17)
Unrealized loss on interest rate caps	—	(1,280)	—	(1,280)
Total comprehensive income				33,562
Dividends on Series A Preferred Stock	—	—	(14,200)	(14,200)
Dividends on Series B Preferred Stock	—	—	(2,212)	—
Dividends on Series 1 Preferred Stock			(1,324)	(1,324)
Dividends on common stock	—	—	(20,590)	(20,590)
Common stock issued in legal settlement	2,099	—	—	2,099
Common stock and Series 1 Preferred Stock issued in exchange for Series A Preferred Stock	293,337	—	(35,519)	(5)
Common stock issued in exchange for Series B Preferred Stock	170,524	—	(37,293)	—
Issuance costs associated with Recapitalization Transaction	(1,500)	—	—	(1,500)
Common stock options exercised	8,141	—	—	8,141
Redemption of Series A Preferred Stock	—	—	(3,559)	(40,000)

Balance at September 30, 2004	$649,032	$(2,776)	$(210,577)	$541,037

*Retroactively restated for 1-for-4 reverse stock split

See accompanying notes.

PRICE LEGACY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited - amounts in thousands)

	Year to Date Nine Months Ended September 30
	2004	2003
Operating activities
Net income	$34,859	$20,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,843	15,684
Deferred rents	(1,140)	(1,135)
Equity in earnings of joint ventures	(17)	(1,168)
Net (gain) loss on sale of real estate and investments	(15,018)	2,505
Provision for asset impairments	11,495	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	(22,334)	2,155
Accounts payable and other liabilities	24,518	1,651
Net cash provided by operating activities	49,206	39,853

Investing activities
Deposits to restricted cash	(122)	(4,249)
Additions to real estate assets	(6,165)	(23,749)
Proceeds from the sale of real estate assets and investments	85,595	16,608
Contributions to real estate joint ventures	—	(6)
Distributions from real estate joint ventures	119	326
Advances on notes receivable	—	(14,677)
Repayments on notes receivable	8,275	18,265
Net cash provided by (used in) investing activities	87,702	(7,482)

Financing activities
Advances from revolving line of credit and notes payable	269,755	72,872
Repayments of revolving line of credit and notes payable	(291,561)	(76,097)
Dividends paid to stockholders	(36,114)	(28,806)
Redemption of Series A Preferred Stock	(40,000)	—
Proceeds from exercise of stock options	8,141	—
Net cash used in financing activities	(89,779)	(32,031)
Net increase in cash and cash equivalents	47,129	340
Cash and cash equivalents at beginning of period	7,631	11,471
Cash and cash equivalents at end of period	$54,760	$11,811
Supplemental cash flow information:
Cash paid for interest	$20,257	$22,328

Supplemental schedule of noncash investing and financing activities:
Elimination of capital lease obligation in exchange for property	11,706	—
Reduction in joint ventures in connection with purchase of real estate	4,012	—
Assumption of mortgage in connection with purchase of real estate	9,745	—
Preferred stock conversion	72,812	—
Increase to treasury stock for reduction in notes receivable	—	779

See accompanying notes.

PRICE LEGACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2004

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

Real Estate Assets and Depreciation

We capitalize interest incurred during the construction period of certain assets and this interest is depreciated over the lives of those assets.  The following table shows interest expense and the amount capitalized (amounts in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Interest incurred	$6,849	$7,018	$20,833	$21,290
Interest capitalized	—	(381)	(18)	(1,384)

Cash and Cash Equivalents

We are required to maintain reserves with certain lenders for property taxes, insurance and capital expenditures.  The aggregate amounts of these reserves held by lenders were approximately $11.4 million at September 30, 2004 and $11.3 million at December 31, 2003.  These amounts are reflected as restricted cash on the Consolidated Balance Sheets.

Our restricted cash balances at September 30, 2004 and December 31, 2003 include $2.4 million of restricted funds which represent the proceeds from the sale of vacant land at our property in Hollywood/Oakwood Plaza, FL.  The funds will be held by the lender until the debt is repaid in 2009.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income (loss) applicable to common stockholders:
As reported	$(1,843)	$(8,858)	$(59,247)	$(17,109)
Deduct: stock based compensation expense determined under fair value method	(58)	(154)	(174)	(462)
Pro forma	$(1,901)	$(9,012)	$(59,421)	$(17,571)
Net income (loss) per share – basic:
As reported	$(0.05)	$(0.96)	$(1.77)	$(1.85)
Pro forma	$(0.05)	$(0.96)	$(1.78)	$(1.90)
Net income (loss) per share – diluted:
As reported	$(0.05)	$(0.96)	$(1.77)	$(1.85)
Pro forma	$(0.05)	$(0.96)	$(1.78)	$(1.90)
Weighted average fair value of options granted during the period	—	—	$3.20	—

The FASB is currently considering amending SFAS 123 and APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The proposed standard will require us to record compensation expense for all share based compensation plans.  If adopted, this proposed standard would have a negative impact on our earnings in future periods.  We discuss our stock option plan further in Note 13.

Other

In April 2004, our TRS sold approximately 1.9 million shares of common stock of Mace Security International for $10.7 million.  We recognized a gain on the sale of approximately $9.2 million.

In September 2004, we sold Kmart stock received as part of the settlement of bankruptcy.  We recognized other income of approximately $2.6 million related to the Kmart settlement.

Note 2 – Proposed Merger Transaction with PL Retail LLC

On August 24, 2004, we entered into a definitive merger agreement with PL Retail LLC (PL Retail) pursuant to which a wholly-owned subsidiary of PL Retail will merge with and into Price Legacy with Price Legacy continuing as the surviving corporation with all of its common stock owned by PL Retail.  Under the terms of the merger agreement, our common stockholders will be entitled to receive cash consideration for each outstanding share of our common stock of

•                  $18.85 per share

•                  plus an amount equal to a quarterly common dividend of $0.28 per share prorated from October 1, 2004 through the closing of the merger, which we currently expect to total approximately $9.2 million based upon an estimated closing date of December 21, 2004, less any required withholding for taxes

Our existing Series A and Series 1 Preferred Stock will remain issued and outstanding as preferred stock of the surviving corporation.  PL Retail has indicated that it may continue to redeem the Series A and Series 1 Preferred Stock, subject to the availability of financing.

The merger is subject to the approval of our stockholders holding at least a majority of the combined voting power of our outstanding common stock and Series A Preferred Stock, voting together as a single class, and the satisfaction or waiver of other closing conditions described in the merger agreement.  In addition, the completion of the merger is conditioned upon The Price Group, LLC (The Price Group), an entity affiliated with Sol Price, a founder and major stockholder of Price Legacy, entering into a put agreement with PL Retail under which PL Retail has the right in its discretion to require The Price Group to purchase certain non-core properties and other Price Legacy assets for approximately $147.7 million concurrently with the closing of the merger.  In the event that any of these properties or other assets are sold prior to the closing of the merger, The Price Group will be entitled to receive the net proceeds from any such sale.  On September 28, 2004, The Price Group entered into the put agreement, satisfying this condition, and PL Retail exercised its right under the put agreement to cause The Price Group to purchase all right, title, and interest in and to two newly formed Price Legacy subsidiaries that will own these non-core properties and other assets as of the closing of the merger.  There can be no assurance that the merger will be consummated.  We have agreed to pay a termination fee of up to $20.0 million if the merger agreement is terminated under certain circumstances.

Note 3 – Recapitalization Transaction

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

On June 7, 2004, we redeemed 1.0 million shares of our Series A Preferred Stock at the redemption price of $16.00 per share, along with a dividend of $0.145 per share which represented a quarterly dividend of $0.35 per share pro-rated for the period of May 1, 2004 to June 7, 2004.  The redemption price of $16.00 per share was in excess of the carrying value of the stock which resulted in a reduction of $1.4 million from net income to arrive at net income applicable to common stockholders in accordance with EITF D-42.

On September 15, 2004, we redeemed 1.5 million shares of our Series A Preferred Stock at the redemption price of $16.00 per share, along with a dividend of $0.175 per share which represented a quarterly dividend of $0.35 per share pro-rated for the period of August 1, 2004 to September 15, 2004.  The redemption price of $16.00 per share was in excess of the carrying value of the stock which resulted in a reduction of $2.1 million from net income to arrive at net income applicable to common stockholders in accordance with EITF D-42 (see Note 14).

Note 4 – Net Income Per Share

SFAS No. 128, “Earnings per Share,” requires presentation of two calculations of earnings per common share.  Basic earnings per common share equals net income applicable to common stockholders divided by weighted average common shares outstanding during the period.  Diluted earnings per common share equals net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus dilutive potential shares.  Dilutive potential shares are shares assumed to be issued if outstanding stock options were exercised using the treasury stock method.  The effect of common stock equivalents for all periods presented were antidilutive and, therefore, not included in the earnings per share calculations.

	Three Months Ended September		Nine Months Ended September
	2004	2003	2004	2003

Weighted average shares outstanding	36,920,047	9,249,789	33,457,491	9,252,235
Effect of dilutive securities:
Employee stock options	37,715	115,357	424,398	9,322
Weighted average shares outstanding – assuming dilution	36,957,762	9,365,146	33,881,889	9,261,557

In following the provisions of SFAS 128, we adjusted the computations of basic and diluted earnings per share and the number of common shares outstanding retroactively for all periods presented to reflect our change in capital structure.  The earnings per share for the three months and nine months ended September 30, 2004 and 2003 have been restated to reflect the 1-for-4 reverse stock split of our common stock in the first quarter of 2004 as if it occurred at the beginning of the period.

Note 5 – Real Estate Assets

Our real estate properties are generally leased under noncancelable leases with remaining terms ranging from 1 to 26 years.  Rental revenues include the following (amounts in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Minimum rent	$24,665	$22,314	$71,754	$67,068
Straight-line accrual of future rent	439	678	1,354	1,855
Expense reimbursements	6,597	5,766	19,652	18,486
Percentage rent	102	181	776	755
Other revenues	346	347	947	1,010
Rental revenues	$32,149	$29,286	$94,483	$89,174

Acquisitions

During the first nine months of 2004, we acquired our joint venture partners’ 50% interest in a property in Fresno, CA for $2.8 million.  We assumed the outstanding mortgage of $9.7 million.

During the first nine months of 2003, we acquired a parcel of undeveloped land at our Anaheim, CA development property for $2.7 million.

Dispositions

During the first nine months of 2004, we sold the following properties:

Location	Description	Date Sold	Sales Price (000’s)
Hampton, VA	Retail Building/Bank	4/1/04	$4,850
San Diego/Rancho Bernardo, CA (1)	Office Building	5/12/04	14,655
Tempe, AZ (2)	Land, Building	5/13/04	1,724
Tucson/Marana, AZ (2)	Land	6/16/04	408
Orlando, FL (3)	Land	6/23/04	41,500
San Diego/Morena, CA (2)	Office Building	6/28/04	4,125
Scottsdale, AZ (4)	Land	8/9/04	22,000
Farmington, UT (2)	Land	8/11/04	3,078
Phoenix/One North First Street, AZ	Office Building	9/30/04	5,900

(1)       We subleased our interest in this property to former members of our senior management in October 2003.  During the second quarter of 2004, they exercised their right to purchase all of our rights and interest in the building

(2)       Partial sale

(3)       This was a consolidated joint venture investment classified as land on our Consolidated Balance Sheet in accordance with FIN 46R

(4)       This was a consolidated note receivable classified as land on our Consolidated Balance Sheet in accordance with FIN 46R

During the first nine months of 2003, we sold the following properties:

Location	Description	Date Sold	Sales Price (000’s)
Scottsdale, AZ	Land, Restaurant	3/31/03	$3,000
Inglewood, CA	Warehouse Building	4/29/03	4,000
New Britain, CT	Warehouse Building	5/15/03	3,529
Northridge, CA	Shopping Center	6/27/03	5,850
Tucson/Marana, AZ	Land	8/22/03	416

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

If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.  As of September 30, 2004, our analysis related to FIN 46R indicates we are not the primary beneficiary of any variable interest entities which require consolidation in our financial statements.  Prior to September 2004, we had the following variable interest entities:

	Assets	Liabilities	Minority Interest	Date Sold
Los Arcos Development, LLC	$22,000	$—	$—	8/9/04
Orlando Business Park LLC	28,900	4,645	1,013	6/23/04

Los Arcos Development, LLC (an Ellman Affiliate as defined in Note 9) owned 42 acres of land in Scottsdale, AZ.  Commencing in 1996, non-recourse loans were made by one of our affiliates to Los Arcos Development, LLC to acquire the Scottsdale property.  These loans were previously classified as notes receivable on our balance sheet.  As of January 13, 2004, we entered into loan amendments with Los Arcos Development, LLC to confirm a second priority lien on the Scottsdale property to collateralize the loans and to establish a new maturity date of December 31, 2004.

A separate note receivable from Los Arcos Development, LLC in the aggregate principal amount of $13.0 million was acquired by another affiliate in February 2003.  This note receivable was non-recourse and collateralized by a first priority lien on the Scottsdale property.  This loan was amended as of January 13, 2004 to establish a new maturity date of December 31, 2004.

The first and second lien loans were further amended in July 2004 to accelerate the outside maturity date to August 31, 2004 and require certain payments on the notes in the total amount of $30.3 million by July 15, August 2, August 10, and August 16, 2004.  If such payments were timely made, the borrower and its affiliates would have received releases from further liability under these loans and the related loans described in Note 9, and the liens would have been released.  The required July 15 and August 2 payments were received.  In addition, we granted Ellman Investments, Inc. certain rights to purchase the loans in lieu of making the required payments (with the purchase price in such event approximately equal to the amount of the required payments).  In return, Los Arcos Development, LLC agreed to certain restrictions with respect to the development of the Scottsdale property and also agreed to deliver documents satisfactory to us relasing and indemnifying us from liabilities with respect to our various transactions with the Ellman Affiliates.  Futhermore, the amendment provided us protection against claims from Los Arcos Development, LLC.

For accounting purposes, the cumulative balance of the notes receivable thru August 9, 2004 was $22.0 million, which was net of a $29.5 million impairment recorded in the fourth quarter of 2003.  This balance was classified as land on our Consolidated Balance Sheets.  Although interest had continued to accrue per the terms of the loan documents, we did not accrue interest on the notes for accounting purposes in 2004 and 2003.  On August 9, 2004, the loans to Los Arcos Development, LLC, and the related loans described in Note 9 were paid off pursuant to the July 2004 amendment described above for $30.3 million which concluded our existing business association with the Ellman Affiliates, their holdings, the Scottsdale property, and the Phoenix Coyotes (see Note 9).

Orlando Business Park, LLC, previously classified as a consolidated joint venture on our balance sheet, owned land in Orlando, FL.  This land was sold in the second quarter of 2004 and we recognized a gain of $2.6 million on the sale.

Property Held for Sale

Included in the Consolidated Balance Sheets at September 30, 2004 and December 31, 2003 are the following properties held for sale, which are carried at fair value less costs to sell (amounts in thousands):

Location	Description	September 30 2004	December 31 2003
Anaheim, CA	Land	$29,997	$37,000
Tusayan, AZ	Hotel	9,723	—
Farmington, UT	Land	3,014	5,880
Tucson/Marana, AZ	Land	2,457	2,787
San Diego/Rancho Bernardo, CA	Office Building	—	15,141
Phoenix/One North First Street, AZ	Office Building	—	5,551
Hampton, VA	Retail Building	—	4,629
Total		$45,191	$70,988

Note 6 – Provision for Asset Impairments

We record real estate assets at historical costs and adjust them for the recognition of impairment losses.  During the third quarter of 2004, we recognized an impairment loss of $3.7 million on our hospitality property at Tusayan, AZ.  The loss was determined based on a contract price to sell the property entered into during the third quarter of 2004.  The property was sold on October 22, 2004 for the contract price of $9.5 million.  Also during the third quarter of 2004, we recognized an impairment loss of $6.6 million on our Anaheim, CA property.  The loss was determined based on revised information as we continue to market the property for sale.  As both properties are classified as held for sale, these losses are recorded as discontinued operations in the Consolidated Statement of Operations in accordance with SFAS No. 144.

In the second quarter of 2004, we recorded an impairment of $1.2 million on a note receivable, which we discuss further in Note 9.

Note 7 – Discontinued Operations

We report discontinued operations for our properties in Anaheim, CA, Tusayan, AZ, Farmington, UT, and Tucson/Marana, AZ which are classified as held for sale.

We also report discontinued operations for our properties in San Diego/Rancho Bernardo, CA, Hampton, VA, San Diego, CA, and Phoenix/One North First Street, AZ which were sold during the nine months ended September 30, 2004.  Also included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2003 are the discontinued operations of our properties at Scottsdale, AZ, Inglewood, CA, New Britain, CT, and Northridge, CA which were sold in 2003.  Discontinued operations are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	$2,260	$2,902	$6,068	$7,428
Rental revenue
Expenses
Operating and maintenance	1,654	1,610	4,287	4,015
Property taxes	211	65	524	330
Depreciation and amortization	127	375	407	1,305
Interest expense	—	205	—	493
	1,992	2,255	5,218	6,143
Income from operations	268	647	850	1,285
Provision for asset impairment	(10,270)	—	(10,270)	—
Net gain (loss) on sale of real estate	80	153	2,274	(2,368)
Net income (loss)	$(9,922)	$800	$(7,146)	$(1,083)

Earnings (loss) per common share
Basic and diluted	$(0.27)	$0.09	$(0.21)	$(0.12)

Note 8 – Investments in Unconsolidated Real Estate Joint Ventures

As of September 30, 2004 and December 31, 2003, we had the following investments in unconsolidated joint ventures which we accounted for under the equity method of accounting (amounts in thousands):

		September 30 2004	December 31 2003
Joint Venture	Ownership %
Blackstone Ventures I	50%	—	$2,469
3017977 Nova Scotia Company	55%	—	1,600
Other	Various	—	44
Total		—	$4,113

In March 2004, we paid $2.8 million to purchase our partners’ 50% share of Blackstone

Ventures I and we assumed the outstanding mortgage of $9.7 million.

During the first quarter of 2004, we sold our investment in 3017977 Nova Scotia Company to an Ellman Affiliate.  In consideration, we added $1.6 million to an existing note receivable due from Los Arcos Development, LLC.  This note receivable was consolidated and recorded as land on our Consolidated Balance Sheets in accordance with FIN 46R.  The note was paid in August 2004.  See Note 5 for further discussion.

Also in the first quarter of 2004, we disposed of a joint venture investment in an apartment complex and recognized a loss on the disposal of $44,100.

Note 9 – Notes Receivable

As of September 30, 2004 and December 31, 2003, we had the following notes receivable outstanding related to various real estate developments and related businesses (amounts in thousands):

	September 30 2004	December 31 2003
Note Receivable
Arizona Hockey Management/Ellman Holdings	$—	$9,500
Other	811	811
Total	$811	$10,311

The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold.

Prior to August 9, 2004, the notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Affiliates) represented an aggregate outstanding principal balance, for accounting purposes, of approximately $8.3 million.  The outstanding balance was net of a $12.9 million impairment recorded in the fourth quarter of 2003 to reflect the fair value of the notes in connection with management’s plan to sell our non-core assets and an additional $1.2 million impairment recorded in the second quarter of 2004 to reflect Ellman Affiliates’ exercise of its option to purchase the loans pursuant to the terms specified below.  These notes receivable from the Ellman Affiliates were collateralized by a pledge of certain Ellman Affiliates’ distributions from a holding company that owns the Phoenix Coyotes hockey team and other related assets.  These loans were made at a time when the Ellman Affiliates intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property owned by Los Arcos Development, LLC.

As a result of delays at the Scottsdale property, the Ellman Affiliates elected to pursue an alternative site for the hockey arena in Glendale, AZ.  In December 2002, the Ellman Affiliates and the other investors involved in the ownership of the Phoenix Coyotes entered into a series of transactions in which the Phoenix Coyotes hockey team and related real estate development

assets were consolidated for the purpose of assisting in obtaining additional financing.    Although interest continued to accrue per the terms of the notes, we stopped accruing interest on the loans for accounting purposes when the development projects were consolidated into the holding company.

As of January 13, 2004, we entered into loan amendments with the Ellman Affiliates to, among other things, incorporate the pledge of certain Ellman Affiliates’ distributions from the holding company collateralizing the loans and set forth the new maturity date of the loans as December 31, 2004.

In August 2004, Ellman Investments, Inc. exercised its right to purchase the loans, provided that certain other obligations of the Ellman Affiliates owed to us, including the obligations to make the payments arising with respect to the notes receivable described in Note 5 have been satisfied, and provided further that the Ellman Affiliates deliver documents satisfactory to us releasing and indemnifying us from liabilities with respect to our various transactions with the Ellman Affiliates.  On August 9, 2004, Ellman Investments, Inc. purchased the loans and other notes receivable described in Note 5 which concluded our existing business association with the Ellman Affiliates, their holdings, the Scottsdale property, and the Phoenix Coyotes.

Note 10 – Debt

We had the following debt outstanding at September 30, 2004 and December 31, 2003 (amounts in thousands):

	September 30 2004	December 31 2003

Mortgages on five properties in Florida bearing interest at fixed rates ranging from 8.18% to 9.00%. The loans are collateralized by the properties and mature February 2009 and January 2010	$157,517	$158,668

Mortgage payable with a bank, bearing interest at LIBOR plus 90 basis points (2.74% at September 30, 2004). The mortgage is collateralized by four of our properties and matures July 2005	121,375	—

Mortgage on a property in Pentagon City, VA bearing interest at LIBOR plus 145 basis points (3.29% at September 30, 2004). The loan is collateralized by the property and matures January 2009	60,000	—

	September 30 2004	December 31 2003

Mortgages and notes payable on four properties bearing interest at fixed rates ranging from 5.88% to 8.45%. The loans are collateralized by the properties and mature on various dates between October 2011 and February 2017	56,503	57,271

Mortgages on two properties bearing interest at LIBOR plus 205 basis points (3.89% at September 30, 2004). The loans are collateralized by the properties and mature December 2006	29,289	31,508

Mortgage on a property in Temecula, CA bearing interest at 5.20%. The loan is collateralized by the property and matures May 2014	28,843	—

Construction loan outstanding bearing interest at LIBOR plus 310 basis points (4.94% at September 30, 2004). The loan is due March 2005 and is collateralized by a retail center in Newport, KY (see below)	28,500	28,500

Mortgage on a property in Orlando, FL bearing interest at LIBOR plus 130 basis points (3.14% at September 30, 2004). The loan is collateralized by the property and matures June 2008	22,099	22,100

Mortgage on a property in Greensburg, IN bearing interest at LIBOR plus 155 basis points (3.39% at September 30, 2004). The loan is collateralized by the property and matures May 2009	14,200	—

Construction loan payable to a bank bearing interest at LIBOR plus 185 basis points (3.69% at September 30, 2004). The loan matures in March 2005 and is collateralized by the project in Orlando, FL	12,746	10,466

Mortgage on a property in Fresno, CA bearing interest at LIBOR plus 175 basis points (3.59% at September 30, 2004). The loan is collateralized by the property and matures October 2004. This loan has been extended for six months at an interest rate of LIBOR plus 150 basis points	9,642	—

Revolving $50.0 million credit facility bearing interest at LIBOR plus 118 to 170 basis points (3.39% at September 30, 2004), maturing March 2007 (see below)	—	—

	September 30 2004	December 31 2003

Mortgage payable with GMAC Commercial Mortgage Corporation, bearing interest at LIBOR plus 98 basis points. The mortgage matured in July 2004 and was refinanced	—	121,375

Revolving $100.0 million credit facility bearing interest at LIBOR plus 150 to 200 basis points. In February 2004, we repaid $60.0 million and amended our credit facility (see below)	—	69,100

Capital lease arrangements with an individual on two properties. The capital leases had effective interest rates of 4.43% and 7.36%. Both leases were repaid in 2004	—	31,006

Construction loan payable to a bank bearing interest at LIBOR plus 150 basis points. This loan was refinanced with a new lender in April 2004	—	20,929

Note payable to a bank bearing interest at LIBOR plus 375 basis points. This loan was paid in full in June 2004	—	8,821

Note payable outstanding on a $4.7 million facility related to Newport, KY. This loan was paid in full in March 2004	—	4,737

Total	$540,714	$564,481

We were in compliance with all covenants on our credit facility at September 30, 2004.  In 2004, we plan to use cash flow from operations to fund our recurring debt service obligations.

In February 2004, we amended our credit facility, repaid $60.0 million and Wells Fargo Bank assumed the amended facility.  The amended facility provided for a maximum borrowing of $25.0 million.  This amendment was intended to provide financing through the completion of the Recapitalization Transaction (see Note 3).  In April 2004, we entered into a new $50.0 million credit facility with Wells Fargo Bank.  The new facility has a 3-year term and has a current interest rate of LIBOR plus 155 basis points.  The LIBOR rate add-on may vary between 118 and 170 basis points based on our leverage and other financial ratios.  The new facility also can be increased by $25.0 million to allow up to $75.0 million of borrowings.

We have a 69% interest in Newport on the Levee, LLC (Newport) that owns a retail project in Newport, KY.  In addition to the $28.5 million construction loan in the above table, the City of  Newport has issued two series of public improvement bonds.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows:  (a) $18.7 million maturing 2018 with  interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds issued and outstanding, a total of $55.8 million, are guaranteed by us, by  Newport, and the third party co-developers of the project.  Newport has drawn on $46.8 million of the bonds at September 30, 2004.

On August 2, 2004, we purchased all of the outstanding Newport, KY Series 2000b taxable bonds for $10.2 million (including accrued interest).  Also, on August 18, 2004, we purchased $9.7 million of the 8.5% Series 2000a tax exempt bonds for $10.1 million (including accrued interest).  These bonds are recorded as other assets in the Consolidated Balance Sheet at September 30, 2004.

On October 14, 2004, we purchased $27.9 million of the Newport, KY Series 2000a tax exempt bonds for $29.7 million (including accrued interest).

Note 11 — Financial Instruments: Derivatives and Hedging

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

To manage interest rate risk, we may employ options, forwards, swaps, caps and floors, or a combination thereof, depending on the underlying exposure.  We undertake a variety of borrowings from lines of credit to medium and long-term financings.  To manage overall costs, we currently use derivative instruments to cap our exposure to variability in interest rates or to convert a portion of our variable-rate debt to fixed-rate debt.  In July 2002, we paid $3.4 million for forward-starting, LIBOR-based interest rate caps with a combined notional value of $152 million and a strike of 7.0% to cap our exposure to interest rate variability on anticipated  floating-rate debt.  The interest rate caps are effective July 1, 2004, and continue through 2009 to 2010.  The interest rate caps had a fair value of $0.6 million at September 30, 2004 and  $1.9 million at December 31, 2004, and are included with other assets on the Consolidated Balance Sheets.

We also use derivatives to protect the fair value of existing or anticipated fixed-rate debt.  During 2002, we had five amortizing swaps with approximately $161 million current notional value protecting the fair value of approximately $161 million fixed-rate debt from changes in value attributable to interest rate movement.  In October 2002, we sold our five Interest Rate  Swap Agreements back to the counter party for a $13.8 million gain and will amortize the gain over the fixed-rate debt’s remaining life through 2009 to 2010.  The remaining deferred gain of  $10.4 million is included with accounts payable and other liabilities on the Consolidated Balance Sheets.

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

Cash flow hedges hedge the future cash outflows of current or forecasted debt.  The interest rate caps described above protect against variability in interest cash outflows above the cap strike rate.  The changes in the fair value of these hedges are reported on the Consolidated Balance Sheets with a corresponding adjustment to either Accumulated Comprehensive Income or  in earnings, depending on the hedging relationship.  Unrealized gains and losses held in Accumulated Comprehensive Income will be reclassified to earnings in the same period or periods that the hedged cash flows affect earnings.  As of September 30, 2004, the balance in Accumulated Comprehensive Loss relating to derivatives was $2.7 million.  During the third quarter of 2004, we reclassified approximately $18,000 into earnings as additional interest expense.  Within the next twelve months, we estimate that approximately $0.3 million will be reclassified from Accumulated Comprehensive Loss to earnings as additional interest expense.

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

Note 12 — Related Party Transaction

During the first quarter of 2004, Mr. Mark Burton, a former member of our senior management, resigned his position with us effective February 1, 2004.  In connection with his resignation, we  entered into a consulting and office services agreement whereby Mr. Burton and other employees formerly with our company provide various acquisition and disposition services and related due diligence.  The term of the agreement is for one year ending January 31, 2005.  In connection with this agreement, we paid approximately $50,000 in consulting services for the quarter ended September 30, 2004 and $133,000 for the nine months ended September 30, 2004.

Note 13 — Stock Option Plan

During the first nine months of 2004, we granted 85,000 stock options (on a post 1-for-4 reverse stock split basis) under our 2001 Stock Option and Incentive Plan (the Plan).  As of September 30, 2004, we had reserved 998,250 shares for issuance under the Plan.  We issued no stock options during the first nine months of 2003.

As we stated in Note 1, we follow the provisions of APB No. 25, “Accounting for Stock Issued to Employees.”  In 1997 and 2002, we implemented the disclosure provisions required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No.123,”  respectively, for our stock option plans.  SFAS 123 requires pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the “fair value” method described in that statement.  We estimated the fair value using the Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	Nine Months Ended September 30
	2004	2003
Risk free interest rate	4.21-4.49%	—
Annual dividend rate	6.06-6.59%	—
Volatility factor of the stock price	38.67-40.98%	—
Weighted average expected life (years)	10	—

We do not record compensation expense for stock option grants.  The table in Note 1 summarizes results as if we had recorded compensation expense for options granted in 2004.

Note 14 — Commitments and Contingencies

On August 25, 2004 and August 26, 2004, two purported class action complaints were filed in the Superior Court of California, County of San Diego, against us and each current member and one past member of our Board of Directors.  The lawsuits, Jeanne M. Calamore v. Price Legacy Corporation, Jack McGrory, James F. Cahill, Murray Galinson, Charles L. Goldberg, Robert N. Goodman, Keene Wolcott, Jacklyn Horton, and Giles H. Bateman (Case No. GIC834768) and Carl E. Atkinson, Jr. v. Price Legacy Corporation, Jack McGrory, James F. Cahill, Murray Galinson, Charles L. Goldberg, Robert N. Goodman, Keene Wolcott, Jacklyn Horton, and Giles H. Bateman (Case No. GIC834830) were consolidated by the court.  The operative complaint alleges the defendants breached their fiduciary duty to our stockholders in connection with the proposed merger pursuant to which we will be acquired by PL Retail LLC.  The complaint challenges the sufficiency of the merger consideration, the adequacy of disclosures and the independence of the directors, and seeks a preliminary and permanent injunction of the merger transaction and unspecified damages from the defendants.  The discovery process has been ongoing.  On October 27, 2004, the defendants filed a demurrer to the plaintiff’s complaint contending that the complaint fails to state a valid cause of action against any of the defendants and is fatally uncertain.  The demurrer is set for hearing on January 14, 2005.  On October 27, 2004, the defendants also filed a motion to stay the action.  The motion to stay is set for hearing on January 21, 2005.

On September 23, 2004, a purported class action complaint was filed in the Circuit Court for Baltimore City, Maryland, against us and members of our Board of Directors, as well as The Price Group.  The lawsuit is captioned Robert Allen v. Price Legacy Corporation, Jack McGrory, Murray Galinson, Keene Wolcott, Charles Goldberg, Robert N. Goodman, Giles H. Bateman, Jacklyn Horton, and The Price Group LLC (Case No. 24-C-04-007204 OT).  On

October 21, 2004, an Amended Class Action Complaint was filed, which alleges that the defendants breached their fiduciary duty to our stockholders in connection with the proposed merger pursuant to which we will be acquired by PL Retail LLC.  The amended complaint challenges the sufficiency of the merger consideration, the adequacy of disclosures and the independence of the directors, and seeks a preliminary and permanent injunction of the merger transaction, the imposition of a constructive trust, and unspecified damages from the defendants.The claims have not progressed sufficiently for us to estimate a range of possible exposure, if any.

Note 15 — Subsequent Events

On October 1, 2004, we redeemed 1.6 million shares of our Series A Preferred Stock at the redemption price of $16.00 per share, along with a dividend of $0.236 per share which represented a quarterly dividend of $0.35 per share pro-rated for the period of August 1, 2004 to October 1, 2004.  The redemption price of $16.00 per share was in excess of the carrying value of the stock will result in a reduction of $2.2 million from net income to arrive at net income applicable to common stockholders for the fourth quarter of 2004 in accordance with EITF topic D-42.

We discuss other subsequent events in Note 6 and Note 10.

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

•                  developments in the retail industry

•                  the possibility that the proposed merger with PL Retail will not be consummated on the terms described in this report, or at all

•                  the operating convenants in the merger agreement

•                  the diversion of managements’ attention to effectuating the proposed merger

•                  costs related to the proposed merger

•                  our ability to attract and retain key employees, particularly in light of the proposed merger

•                  the lawsuits arising out of the proposed merger

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

Overview

We receive income primarily from rental revenue from open-air shopping center properties, including recoveries from tenants, offset by operating and general and administrative expenses.  During the fourth quarter of 2003, we segregated a number of our non-core assets for disposal.  During the first nine months of 2004, we have continued our efforts to sell our non-core assets.  We sold our properties in Hampton, VA, San Diego/Rancho Bernardo, CA, and Phoenix/One North First Street, AZ.  We also sold land in Tucson, AZ, land in Orlando, FL, and a partial sale of our land in Farmington, UT.  We completed partial sales of properties in San Diego/Morena, CA and Tempe, AZ.  We sold our investment in Mace Security International stock and recognized a gain of $9.2 million.  Finally, the loans to Los Arcos Development, LLC and the related loans to the Phoenix Coyotes hockey team were paid off for $30.3 million during the third quarter of 2004.  We redeployed the proceeds from the disposition of these assets into the redemption of our Series A Preferred Stock and the reduction of debt.  During the first nine months of 2004, we redeemed 2.5 million shares of Series A Preferred Stock for the redemption price of $16 per share.  The redemption price was in excess of the carrying value of the stock which resulted in a reduction of $3.5 million from net income to arrive at net income applicable to common stockholders in accordance with Emerging Issues Task Force (EITF) topic D-42.  On October 1, 2004, we redeemed an additional 1.6 million shares of Series A Preferred Stock.  During the first nine months of 2004, we acquired our joint venture partners’ 50% share of a property in Fresno, CA.

During the first nine months of 2004, we completed a Recapitalization Transaction that resulted in a significant simplification of our capital structure.  In accordance with EITF D-42 which governed this transaction, approximately $72.8 million was deducted from net income to arrive at net loss applicable to common stockholders in the calculation of earnings per share.

On August 24, 2004, we entered into a definitive merger agreement with PL Retail LLC (PL Retail) pursuant to which a wholly-owned subsidiary of PL Retail will merge with and into Price Legacy with Price Legacy continuing as the surviving corporation with all of its common stock owned by PL Retail.  Under the terms of the merger agreement, our common stockholders will be entitled to receive cash consideration for each outstanding share of our common stock of

•                  $18.85 per share

•                  plus an amount equal to a quarterly common dividend of $0.28 per share prorated from October 1, 2004 through the closing of the merger, which we currently expect to total approximately $9.2 million based upon an estimated closing date of December 21, 2004, less any required withholding for taxes

Our existing Series A and Series 1 Preferred Stock will remain issued and outstanding as preferred stock of the surviving corporation.  PL Retail has indicated that it may continue to redeem the Series A and Series 1 Preferred Stock, subject to the availability of financing.

The merger is subject to the approval of our stockholders holding at least a majority of the combined voting power of our outstanding common stock and Series A Preferred Stock, voting together as a single class, and the satisfaction or waiver of other closing conditions described in the merger agreement.  In addition, the completion of the merger is conditioned upon The Price Group, LLC (The Price Group), an entity affiliated with Sol Price, a founder and major stockholder of Price Legacy, entering into a put agreement with PL Retail under which PL Retail has the right in its discretion to require The Price Group to purchase certain non-core properties and other Price Legacy assets for approximately $147.7 million concurrently with the closing of the merger.  In the event that any of these properties or other assets are sold prior to the closing of the merger, The Price Group will be entitled to receive the net proceeds from any such sale.  On September 28, 2004, The Price Group entered into the put agreement, satisfying this condition, and PL Retail exercised its right under the put agreement to cause The Price Group to purchase all right, title, and interest in and to two newly formed Price Legacy subsidiaries that will own these non-core properties and other assets as of the closing of the merger.  There can be no assurance that the merger will be consummated.  We have agreed to pay a termination fee of up to $20.0 million if the merger agreement is terminated under certain circumstances.

Rental Revenues

	Amount (000’s)	Change (000’s)	Percent Change
3rd Quarter 2004	$32,149	$2,863	10%
3rd Quarter 2003	29,286

Year-to-Date 2004	94,483	5,309	6%
Year-to-Date 2003	89,174

Rental revenues increased $2.9 million to $32.1 million in the third quarter of 2004 compared to the same period in 2003 primarily because:

•                  properties we owned both years generated $2.4 million of additional revenues, primarily due to additional leasing activity at our Westbury, NY, Mesa, AZ, and Miami, FL properties and the opening of our Temecula, CA and Orlando/Millenia II, FL properties

•                  we acquired our joint venture partners’ 50% share of a property in Fresno, CA in March 2004 which generated $0.5 million of additional revenues

Rental revenues increased $5.3 million to $94.5 million in the nine month year-to-date period of 2004 compared to the same period in 2003 primarily because:

•                  properties we owned both years generated $4.4 million of additional revenues, primarily due to additional leasing activity at our Miami, FL property, the opening of our Temecula, CA and Orlando/Millenia II, FL properties, partially offset by vacancies at our Wayne, NJ property due to Today’s Man and The Wiz bankruptcies

•                  we acquired our joint venture partners’ 50% share of a property in Fresno, CA in March 2004 which generated $1.0 million of additional revenues

Expenses

	Amount (000’s)	Change (000’s)	Percent Change
3rd Quarter 2004	$15,182	$(4,105)	-21%
3rd Quarter 2003	19,287

Year-to-Date 2004	47,587	(2,968)	-6%
Year-to-Date 2003	50,555

Expenses decreased $4.1 million to $15.2 million in the third quarter of 2004 compared to 2003 primarily because:

•                  general and administrative expenses decreased by $4.2 million primarily due to a $4.0 million lawsuit settlement recorded in the prior year

•                  we recovered $0.6 million of amounts written off in the prior year related to final settlement of the Kmart bankruptcy

•                  these decreases to expenses were partially offset by

•                  expenses from properties we owned in both years increased $0.5 million

•                  an increase in expenses of $0.2 million due to the acquisition of our joint venture partners’ 50% share of a property in Fresno, CA

Expenses decreased $3.0 million to $47.6 million for the nine month year-to-date period of 2004 compared to 2003 primarily because:

•                  general and administrative expenses decreased $5.2 million, primarily due to a $4.0 million lawsuit settlement recorded in the prior year and also due to reduced salary and legal expenses in the current year

•                  bad debt expense decreased by $0.8 million, primarily due to a recovery of $0.6 million of amounts written off in the prior year due to final settlement of the Kmart bankruptcy

•                  these decreases to expenses were partially offset by

•                  expenses from properties we owned in both years increased which $1.4 million, primarily due to additional operating expenses due to the openings of our properties in Temecula, CA and Orlando/Millenia II, FL and increased depreciation expense at our Newport, KY property

•                  a provision for asset impairment of $1.2 million we recorded related to our notes receivable with the Ellman Affiliates when they exercised their right to purchase the notes

•                  an increase in expenses of $0.4 million related to the acquisition of our joint venture partners’ 50% share of a property in Fresno, CA

Operating Income

	Amount (000’s)	Change (000’s)	Percent Change
3rd Quarter 2004	$16,967	$6,968	70%
3rd Quarter 2003	9,999

Year-to-Date 2004	46,896	8,277	21%
Year-to-Date 2003	38,619

Operating income increased for the third quarter and year-to-date periods of 2004 compared to the same periods in the prior year primarily because of the changes in Rental Revenues and Expenses discussed above.

Interest Expense

	Amount (000’s)	Change (000’s)	Percent Change
3rd Quarter 2004	$6,849	$417	6%
3rd Quarter 2003	6,432

Year-to-Date 2004	20,815	1,403	7%
Year-to-Date 2003	19,412

Interest expense increased $0.4 million in the third quarter of 2004 compared to 2003 primarily due to the increase in interest rates.  The weighted average interest rate on our variable rate debt increased to 3.3% on September 30, 2004 from 2.8% on September 30, 2003.

Interest expense increased $1.4 million for the nine month year-to-date period compared to the prior year because our average debt outstanding for 2004 was $560.3 million compared to $557.8 million for the same period of 2003.  Also, the increase in interest expense was due to the increase in variable interest rates as noted above.

We discuss our outstanding debt further in “Liquidity and Capital Resources” located elsewhere in this Form 10-Q.

Interest and Other Income

	Amount (000’s)	Change (000’s)	Percent Change
3rd Quarter 2004	$3,055	$2,974	3,672%
3rd Quarter 2003	81

Year-to-Date 2004	3,163	2,157	214%
Year-to-Date 2003	1,006

Interest and other income increased $3.0 million in the third quarter of 2004 compared to 2003 primarily because:

•                  we recognized other income of $2.6 million related to the Kmart stock received as part of the bankruptcy settlement

•                  we earned $0.3 million on our investment in Newport bonds

Interest and other income increased $2.2 million in the nine month year-to-date period of 2004 compared to 2003 primarily because:

•                  we recognized other income of $2.6 million related to the Kmart stock received as part of the bankruptcy settlement

•                  we earned $0.3 million on our investment in Newport bonds

•                  these increases to interest and other income were partially offset by:

•                  interest earned on notes receivable outstanding with other real estate developers decreased $0.8 million.  These notes are no longer outstanding

Discontinued Operations

We report discontinued operations for our properties in Anaheim, CA, Farmington, UT, Tucson/Marana, AZ, and Tusayan, AZ which are classified as held for sale.  We also report discontinued operations for our properties in San Diego/Rancho Bernardo, CA, San Diego, CA, Hampton, VA, and Phoenix/One North First Street, AZ which were sold in 2004.  Also included in the 2003 Consolidated Statements of Operations are the discontinued operations of our properties at Scottsdale, AZ, Inglewood, CA, New Britain, CT, and Northridge, CA which were sold in 2003.

During the first nine months of 2004, we sold the following properties and recognized a net gain of $2.3 million.  This gain is recorded as discontinued operations in the Consolidated Statement of Operations in accordance with Statement of Financial Accounting Standards No. 144.

Location	Description	Date Sold	Sales Price (000’s)
Hampton, VA	Retail Building/Bank	4/1/04	$4,850
San Diego/Rancho Bernardo, CA	Office Building	5/12/04	14,655
Tucson/Marana, AZ	Land	6/16/04	408
San Diego/Morena, CA	Office Building	6/28/04	4,125
Farmington, UT	Land	8/11/04	3,078
Phoenix/One North First Street, AZ	Office Building	9/30/04	5,900

During the first nine months of 2003, we sold the following properties and recognized a net loss of $2.4 million.  This loss is recorded as discontinued operations in the Consolidated Statement of Operations in accordance with Statement of Financial Accounting Standards No. 144.

Location	Description	Date Sold	Sales Price (000’s)
Scottsdale, AZ	Land, Restaurant	3/31/03	$3,000
Inglewood, CA	Warehouse Building	4/29/03	4,000
New Britain, CT	Warehouse Building	5/15/03	3,529
Northridge, CA	Shopping Center	6/27/03	5,850
Tucson/Marana, AZ	Land	8/22/03	416

During the third quarter of 2004, we recognized an impairment loss of $3.7 million on our hospitality property at Tusayan, AZ.  The loss was determined based on a contract price to sell the property entered into during the third quarter of 2004.  The property was sold on October 22, 2004 for the contract price of $9.5 million.  Also during the third quarter of 2004, we recognized an impairment loss of $6.6 million on our Anaheim, CA property.  The loss was determined based on revised information as we continue to market the property for sale.  As both properties are classified as held for sale, these losses are recorded as discontinued operations in the Consolidated Statement of Operations in accordance with Statement of Financial Accounting Standards No. 144.

Gain/Loss on Sale of Real Estate and Investments

During the first nine months of 2004, we disposed of a joint venture investment, sold our investment in Mace stock, sold a parcel of land at our property in Tempe, AZ and sold our joint venture investment which owned land in Orlando, FL.   We recognized a net gain of $12.7 million on the sale of these investments.

During the first nine months of 2003, we received payment on the notes receivable related to the sale of our development self storage properties and recognized additional gains on the sales of $0.7 million.  We also disposed of a joint venture investment and recognized a loss on the disposal of $0.8 million.

Funds From Operations (amounts in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income	$3,329	$3,628	$34,859	$20,161
Depreciation and amortization	5,525	5,051	16,436	14,379
Depreciation and amortization of discontinued operations	127	375	407	1,305
Price Legacy’s share of joint venture depreciation	113	629	139	1,146
Depreciation of non-real estate assets	(32)	(16)	(106)	(78)
Net (gain) loss on sale of discontinued operations	(80)	(153)	(2,274)	2,368
Net (gain) loss on sale of real estate and investments	(123)	824	(12,744)	137
FFO before preferred dividends	8,859	10,338	36,717	39,418
Preferred dividends	(3,036)	(12,486)	(17,736)	(37,270)
Preferred stock conversion and redemption	(2,136)	—	(76,370)	—
FFO	$3,687	$(2,148)	$(57,389)	$2,148

Net cash provided by (used in):
Operating activities	$24,669	$17,744	$49,206	$39,853
Investing activities	39,165	(7,970)	87,702	(7,482)
Financing activities	(38,300)	(15,672)	(89,779)	(32,031)
Significant non-cash items:
Provision for asset impairment	10,270	—	11,495
Preferred stock conversion	—		72,812
Series B preferred dividends	—		2,212
Deferred rents	442	698	1,364	1,896

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

FFO before preferred dividends and preferred redemption during the third quarter of 2004 decreased $1.5 million or 14.3% to $8.9 million compared to the third quarter of 2003 primarily because:

•                  we recognized impairment losses on two of our properties held for sale, which  reduced FFO by $10.3 million

•                  properties sold or held for sale contributed $0.6 million to FFO in the prior year

•                  joint venture investments contributed $0.6 million to FFO in the prior year

•                  additional interest expense reduced FFO $0.4 million

•                  these decreases to FFO were partially offset by:

•                  reduced general and administrative expenses increased FFO $4.2 million

•                  we recognized other income of $2.6 million in the current year on the sale of Kmart stock received as part of the bankruptcy settlement

•                  properties we owned in both years increased FFO $2.2 million

•                  we recovered amounts written off in the prior year related to final settlement of the Kmart bankruptcy, which increased FFO $0.6 million

•                  we acquired our joint venture partners’ 50% share of a property in Fresno, CA which contributed $0.4 million to FFO

•                  additional interest income increased FFO $0.3 million

FFO before preferred dividends and preferred stock conversion and redemption during the nine month year-to-date period of 2004 decreased $2.7 million or 6.9% to $36.7 million compared to the same period of 2003 primarily because:

•                  we recognized impairment losses on two of our properties held for sale and our notes receivable, which reduced FFO by $11.5 million

•                  joint venture investments contributed $2.2 million to FFO in the prior year

•                  properties sold or held for sale contributed $1.4 million to FFO in the prior year

•                  additional interest expense reduced FFO $1.4 million

•                  decreased interest income reduced FFO $0.5 million

•                  these decreases to FFO were partially offset by:

•                  reduced general and administrative expenses increased FFO $5.2 million

•                  properties we owned in both years, which increased FFO $4.8 million

•                  we recognized other income of $2.6 million in the current year on the sale of Kmart stock received as part of the bankruptcy settlement

•                  we acquired our joint venture partners’ 50% share of a property in Fresno, CA which contributed $0.9 million to FFO

•                  reduced bad debt expense increased FFO $0.8 million, primarily due to a $0.6 million recovery of amounts written off in the prior year related to final settlement of the Kmart bankruptcy

Liquidity and Capital Resources

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

Dividends

As a REIT, we are required to distribute 90% of our taxable income, excluding capital gains, in dividends.  Our Series A Preferred Stock required a quarterly dividend payment of $9.6 million during the first quarter of 2004, $2.4 million during the second quarter of 2004, and $2.2 million during the third quarter of 2004.  Our Series 1 Preferred Stock required a dividend of $0.5 million during the second quarter of 2004.  Also during 2004, we declared and issued a dividend of 397,807 additional shares of Series B Preferred Stock.  As of September 30, 2004, we had a federal net operating loss (NOL) carry-forward of approximately $17.1 million, which could be used to offset future taxable income.

As a result of our Recapitalization Transaction, our Series B Preferred Stock was exchanged for shares of common stock.  In addition, based on a final report from the exchange agent in the Series A Exchange Offer, 20,942,672 shares of our Series A Preferred Stock were tendered for exchange in the Series A Exchange Offer for a total of 2,942,463 shares of our Series 1 Preferred Stock and 18,900,219 shares of our common stock (on a post 1-for-4 reverse stock split basis).  If the dividends we pay to holders of our Series A and Series 1 Preferred Stock are less than 90% of our taxable income (after applying any applicable NOLs), we can declare a dividend to our common stockholders.  On May 14, 2004 and on August 16, 2004, we paid a dividend to our common stockholders of $0.28 per share.  .

If our taxable income is less than the dividends we pay to holders of our Series A and Series 1 Preferred Stock, we are still obligated to pay them.  If we are unable to pay these dividends when due, they accumulate until paid.

On June 7, 2004, we redeemed 1.0 million shares of our Series A Preferred Stock.  On September 15, 2004, we redeemed 1.5 million shares of our Series A Preferred Stock.  Finally, on October 1, 2004, we redeemed 1.6 million share of our Series A Preferred Stock.  All of the shares were purchased for the redemption price of $16 per share.

Debt

In April 2004, we entered into a new $50.0 million unsecured credit facility with Wells Fargo Bank.  Prior to this new facility we had a $100 million unsecured credit facility with Fleet Bank as agent, which was amended in February 2004 when we repaid $60.0 million and Wells Fargo assumed the facility.  The new facility has a 3-year term with a current interest rate as of LIBOR plus 155 basis points.  The rate will be variable, between 118 and 170 basis points based on our leverage and other financial ratios.  We will be able to increase the new facility by $25.0 million to allow up to $75.0 million of borrowings.  As of September 30, 2004 we had no amount outstanding on the new facility.

Our current credit facility requires us to comply with specified financial covenants, the most restrictive of which relate to fixed charge coverage and leverage.  Covenants in some of our construction loans are also tied to our credit facility.  We were in compliance with all covenants in our credit facility at September 30, 2004.  To the extent that we violate any of these covenants in the future, we would need to obtain waivers from our lenders to maintain compliance.  We cannot assure that any such waivers would be forthcoming.

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

•                  In May 2004, we obtained a $14.2 million loan secured by our property in Greensburg, IN.  We used the proceeds to reduce the amount outstanding on our credit facility

•                  In May 2004, an $11.7 million capital lease related to our office building in San Diego/Rancho Bernardo, CA was repaid by former member of our senior management.  We subleased our interest and granted them the right to purchase the property.  This right to purchase was exercised and closed in May 2004

•                  In June 2004, a $4.6 million loan related to land we owned in Orlando, FL matured.  This loan was guaranteed by us and by our partner.  We paid this loan in full and subsequently sold the land

•                  In July 2004, a $121.4 million loan related to five properties matured.  We refinanced this loan with another lender for the same amount with four of the properties

•                  In October 2004, a $9.6 million loan related to our property in Fresno, CA matures.  We extended this loan for six months

The following table summarizes all of our long-term contractual obligations, excluding interest, to pay third parties as of September 30, 2004 (amounts in thousands):

	Contractual Cash Obligations
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Debt	$540,714	$1,014	$208,025	$29,926	$301,749
Ground lease obligations	23,055	249	1,993	1,994	18,820
Total	$563,769	$1,263	$210,018	$31,920	$320,569

For the remainder of 2004, we plan to use cash flow from operations to fund our recurring debt service obligations.

Off-Balance Sheet Financing Matters

The City of Newport, KY in 1999 issued two series of public improvement bonds related to our project in Newport, KY.  The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2018 with interest at 8.375%; (b) $20.5 million maturing 2027 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%.  The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009.  The bonds issued and outstanding, a total of $55.8 million, are guaranteed by the Newport project, Excel Legacy, and the project’s third party developer.  As of September 30, 2004, Newport had drawn on $46.8 million of the bonds for construction incurred prior to that date.

On August 2, 2004, we purchased all of the outstanding Newport, KY Series 2000b taxable bonds for $10.2 million (including accrued interest).  Also, on August 18, 2004, we purchased $9.7 million of the 8.5 % Series 2000a tax exempt bonds for $10.1 million (including accrued interest).  On October 14, 2004, we purchased $27.9 million of the Newport, KY Series 2000a tax exempt bonds for $29.7 million (including accrued interest).  As of October 15, 2004, we owned $47.0 million of the Newport bonds.

Growth

During the first quarter of 2004, we paid $2.8 million to purchase our joint venture partners’ 50% interest in a property in Fresno, CA and assumed a mortgage of $9.7 million.

Development

We have a significant retail project in Newport, KY.  The majority of the construction was completed in October 2001, with all of the primary buildings completed except for one out parcel yet to be leased.  The project opened in October 2001.  At September 30, 2004, the project was approximately 76% occupied, excluding ground leases.  As the project becomes fully leased, there may be capital required to fund the remaining tenant improvements.  We spent $1.0 million on tenant improvements during the first nine months of 2004 and estimate spending an additional $0.3 million through the remainder of 2004.

We also have retail development projects in which construction will continue through 2004.  The Temecula, CA project is an open-air retail shopping center with Wal-Mart, Kohl’s and other tenants.  At September 30, 2004, the project was 100% leased.  We plan to develop an historical parcel within this project for approximately $5.0 million.  We spent approximately $250,000 on this development during the first nine months of 2004 and estimate spending an additional $50,000 through the remainder of 2004.  We expect to fund these costs through available cash.

In November 2002, we purchased land adjacent to our retail property in Orlando, FL to develop an open-air retail center.  At September 30, 2004, the project was approximately 71% occupied.  We estimate the total cost of this development to be approximately $19.7 million with an estimated $0.6 million remaining to complete construction, which we will fund through an existing construction loan.

Los Arcos Development, LLC (an affiliate of the Ellman Companies) owned land in Scottsdale, AZ.  Commencing in 1996 loans were made to Los Arcos Development, LLC to acquire this real estate, and we also acquired an additional senior loan secured by the Scottsdale property in 2003 (see Note 5).  At December 31, 2003, we wrote down the value of these notes receivable and recognized an impairment of $29.5 million.  We contributed $0.9 million in the first six months of 2004 for pre-development expenses related to this project, and this sum was included within the indebtedness under the loans.  On August 9, 2004, the loans were paid off as described in Note 5.

Orlando Business Park, LLC owned approximately 2,400 acres of land in Orlando, FL.  During the second quarter of 2004 we sold this land and recognized a gain of $2.6 million.

Properties Held for Sale

From time to time we will consider selling properties to better align our portfolio with our geographic and tenant composition strategies.  During the first nine months of 2004, we sold a property in Hampton, VA for $4.8 million.  We also sold an office building at our property in San Diego/Morena, CA for $4.1 million and a portion of our property in Tempe, AZ for $1.7 million.  Finally, we sold an office building in Phoenix, AZ for $5.9 million.  When we sell an operating property, we anticipate a temporary reduction in operating income due to the time lag between selling a property and reinvesting the proceeds.

The Anaheim GardenWalk project in Anaheim, CA, located adjacent to Disney’s two theme parks on Harbor Boulevard and Disney’s new proposed theme park on Katella Avenue, is expected to consist of a 626,000 square foot open-air retail center and four hotels.  During the fourth quarter of 2003, we decided to sell the property rather than develop it and wrote down the value by $43.4 million to its then estimated fair market value.  During the third quarter of 2004 we wrote down the property by an additional $6.6 million based on a new fair market value analysis.

We owned approximately 40 acres of land in Farmington, UT.  During the fourth quarter of 2003, we decided to sell the property rather than develop it and wrote down the value by $3.6 million to its estimated fair market value.  We sold a portion of this land in the third quarter of 2004 and continue our efforts to sell the remaining parcels.  We also own some land in Tucson/Marana, AZ.  We sold portions of this land during the second and third quarters of 2004 and continue our efforts to sell the remaining parcels.

As of September 30, 2004, we own a hospitality property in Tusayan, AZ.  During the third quarter of 2004, we decided to sell the property and wrote down the value by $3.7 million based on a contract price.  The property was sold on October 22, 2004 for the contract price of $9.5 million.

Notes Receivable

We have $0.8 million in principal amount of third party notes receivable outstanding as of September 30, 2004 related to various real estate developments and related businesses.  The notes generally do not require cash payments of interest until specified future dates, typically when developments are completed or sold.

Prior to August 9, 2004, we had notes receivable from companies owned by or affiliated with Steven Ellman (the Ellman Affiliates) with an aggregate outstanding principal balance, for accounting purposes, of approximately $8.3 million.  The outstanding balance was net of a $12.9 million impairment recorded in the fourth quarter of 2003 to reflect the fair value of the notes in connection with management’s plan to sell our non-core assets and an additional $1.2 million impairment recorded in the second quarter of 2004 to reflect Ellman Affiliates’ exercise of its option to purchase the loans pursuant to the terms specified below.  These notes receivable from the Ellman Affiliates were collateralized by a pledge of certain Ellman Affiliates’ distributions from a holding company that owns the Phoenix Coyotes hockey team and other related assets.  These loans were made at a time when the Ellman Affiliates intended to relocate the hockey team to an arena that was to be constructed on the Scottsdale property owned by Los Arcos Development, LLC.

As a result of delays at the Scottsdale property, the Ellman Affiliates elected to pursue an alternative site for the hockey arena in Glendale, AZ.  In December 2002, the Ellman Affiliates and the other investors involved in the ownership of the Phoenix Coyotes entered into a series of transactions in which the Phoenix Coyotes hockey team and related real estate development  assets were consolidated for the purpose of assisting in obtaining additional financing.    Although interest continued to accrue per the terms of the notes, we stopped accruing interest on  the loans for accounting purposes when the development projects were consolidated into the holding company.

As of January 13, 2004, we entered into loan amendments with the Ellman Affiliates to, among other things, incorporate the pledge of certain Ellman Affiliates’ distributions from the holding company collateralizing the loans and set forth the new maturity date of the loans as December 31, 2004.

In August 2004, Ellman Investments, Inc. exercised its right to purchase the loans, provided that certain other obligations of the Ellman Affiliates owed to us, including the obligations to make the payments arising with respect to the notes receivable described in Note 5 have been satisfied, and provided further that the Ellman Affiliates deliver documents satisfactory to us releasing and indemnifying us from liabilities with respect to our various transactions with the Ellman Affiliates.  On August 9, 2004, Ellman Investments, Inc. purchased the loans and other notes receivable described in Note 5, which concluded our existing business association with the Ellman Affiliates, their holdings, the Scottsdale property, and the Phoenix Coyotes.

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

We had $297.9 million in variable rate debt outstanding at September 30, 2004.  Based upon these year-end debt levels, a hypothetical increase in interest rates by 100 basis points would increase interest expense by approximately $3.0 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

	Expected Maturity Date as of September 30, 2004 (dollar amounts in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$811	—	—	—	—	—	$811	$811
Average interest rate	—	—	—	—	—	—	—
Debt	$1,014	$176,443	$31,582	$3,791	$26,135	$301,749	$540,714	$547,740
Average interest rate	6%	3%	4%	7%	4%	6%	5%

ITEM 4 — CONTROLS AND PROCEDURES

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

In conjunction with our preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we are formalizing and enhancing our financial control processes and general computer controls.  These matters have been discussed with our independent accountants, our audit committee and our Board of Directors.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

On August 25, 2004 and August 26, 2004, two purported class action complaints were filed in the Superior Court of California, County of San Diego, against us and each current member and one past member of our Board of Directors.  The lawsuits, Jeanne M. Calamore v. Price Legacy Corporation, Jack McGrory, James F. Cahill, Murray Galinson, Charles L. Goldberg, Robert N. Goodman, Keene Wolcott, Jacklyn Horton, and Giles H. Bateman (Case No. GIC834768) and Carl E. Atkinson, Jr. v. Price Legacy Corporation, Jack McGrory, James F. Cahill, Murray Galinson, Charles L. Goldberg, Robert N. Goodman, Keene Wolcott, Jacklyn Horton, and Giles H. Bateman (Case No. GIC834830) were consolidated by the court.  The operative complaint alleges the defendants breached their fiduciary duty to our stockholders in connection with the proposed merger pursuant to which we will be acquired by PL Retail LLC.  The complaint challenges the sufficiency of the merger consideration, the adequacy of disclosures and the independence of the directors, and seeks a preliminary and permanent injunction of the merger transaction and unspecified damages from the defendants.  The discovery process has been ongoing.  On October 27, 2004, the defendants filed a demurrer to the plaintiff’s complaint contending that the complaint fails to state a valid cause of action against any of the defendants and is fatally uncertain.  The demurrer is set for hearing on January 14, 2005.  On October 27, 2004, the defendants also filed a motion to stay the action.  The motion to stay is set for hearing on January 21, 2005.

On September 23, 2004, a purported class action complaint was filed in the Circuit Court for Baltimore City, Maryland, against us and members of our Board of Directors, as well as The Price Group.  The lawsuit is captioned Robert Allen v. Price Legacy Corporation, Jack McGrory, Murray Galinson, Keene Wolcott, Charles Goldberg, Robert N. Goodman, Giles H. Bateman, Jacklyn Horton, and The Price Group LLC (Case No. 24-C-04-007204 OT).  On October 21, 2004, an Amended Class Action Complaint was filed, which alleges that the defendants breached their fiduciary duty to our stockholders in connection with the proposed merger pursuant to which we will be acquired by PL Retail LLC.  The amended complaint challenges the sufficiency of the merger consideration, the adequacy of disclosures and the independence of the directors, and seeks a preliminary and permanent injunction of the merger transaction, the imposition of a constructive trust, and unspecified damages from the defendants.  The claims have not progressed sufficiently for us to estimate a range of possible exposure, if any.

ITEM 6 - EXHIBITS

The following exhibits are included herein or incorporated by reference:

2.1

Agreement and Plan of Merger, dated as of August 24, 2004, by and among Price Legacy Corporation, PL Retail LLC and PL Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s filing on Form 8-K dated August 26, 2004).

10.1

Put Agreement, dated September 28, 2004, by and between PL Retail LLC and The Price Group LLC and acknowledged by Price Legacy Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s filing of Form 8-K dated October 4, 2004).

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

PRICE LEGACY CORPORATION
Registrant

Date: November 9, 2004
/s/ Jack McGrory
Jack McGrory
Chief Executive Officer

Date: November 9, 2004
/s/ Jeffrey R. Fisher
Jeffrey R. Fisher
Chief Financial Officer